Form 10-Q
period 2000-06-30
I MANY INC
filed 2000-08-28
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

 For the quarterly period ended June 30, 2000

                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________________ to ___________________

                                  I-MANY, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                    01-0524931
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

                               537 Congress Street
                                    5th Floor
                           Portland, Maine 04101-3353
                    (Address of principal executive offices)

                                 (207) 774-3244
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                 No  X
                           ------             ------

On August 21, 2000, 31,973,679 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Certain Factors That May Affect Future Operating Results" as well as in the Form 10-Q generally. The Company uses words such as "believes," "intends," "expects," "anticipates," "plans," "estimates," "should," "may," "will," "scheduled" and similar expressions to identify forward-looking statements. The Company used these words to describe its present belief about future events relating to, among other things, our changing business model, our expected marketing plans, future hiring, expenditures and sources of revenue. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in the Form 10-Q.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, other than as required by law.

                                   I-MANY, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                                     PAGE
                                                                                            ----
     Item 1.      Financial Statements

                  Balance Sheets as of June 30, 2000 and December 31, 1999..................   4

                  Statements of Income for the three months and six months
                  ended June 30, 2000 and 1999..............................................   5

                  Statements of Cash Flows for the six months ended June 30, 2000 and 1999..   6

                  Notes to Financial Statements.............................................   7

     Item 2.      Management's Discussion and Analysis of Financial Condition and...........  10
                  Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................  20

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.........................................................  20

     Item 2.      Changes in Securities and Use of Proceeds.................................  20

     Item 3.      Defaults upon Senior Securities...........................................  21

     Item 4.      Submission of Matters to a Vote of Security Holders.......................  21

     Item 5.      Other Information.........................................................  22

     Item 6.      Exhibits and Reports of Form 8-K..........................................  22

                  Signatures................................................................  22

                  Exhibit Index.............................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  I-MANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)



                                                                              June 30,    December 31,
                                                                              2000          1999
                                                                              ----          ----
                                                                            (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                              $    474    $ 15,322
      Accounts receivable, net of allowance for doubtful
         accounts of $250                                                       4,782       4,800
      Unbilled receivables                                                      3,781       2,454
      Prepaid expenses and other current assets                                   736         832
                                                                             --------    --------
           Total current assets                                                 9,773      23,408
Property and Equipment, net                                                     9,346       4,041
Other Assets                                                                    1,368          33
                                                                             --------    --------
           Total assets                                                      $ 20,487    $ 27,482
                                                                             ========    ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Bank overdraft                                                         $     --    $    229
      Line of credit                                                            1,569          --
      Accounts payable                                                          7,371       2,819
      Accrued expenses                                                          4,996       5,017
      Current portion of deferred service revenue                               4,425       4,432
      Unearned product revenue                                                    908       2,038
      Current portion of capital lease obligations                                 52          23
                                                                             --------    --------
           Total current liabilities                                           19,321      14,558
Deferred Service Revenue, net of current portion                                  156         217
Capital Lease Obligations, net of current portion                                 119          18
Commitments and Contingencies                                                      --          --
Series C Redeemable Convertible Preferred Stock                                13,002      12,492
Stockholders' Equity (Deficit):
      Series A convertible preferred stock, $.01 par value --
         Authorized - 2,100,000 shares
         Issued and outstanding - 2,023,550 shares at
            June 30, 2000 and December 31, 1999, respectively                      20          20
      Series B convertible preferred stock, $.01 par value --
         Authorized - 400,000 shares
         Issued and outstanding - 400,000 shares at
            June 30, 2000 and December 31, 1999, respectively                       4           4
      Common stock, $.0001 par value --
         Authorized - 100,000,000 shares
         Issued and outstanding - 14,121,623 and 12,283,885 shares
            at June 30, 2000 and December 31, 1999, respectively                    1           1
      Additional paid-in capital                                                9,733       5,522
      Deferred stock-based compensation                                          (202)       (235)
      Accumulated deficit                                                     (21,667)     (5,115)
                                                                             --------    --------
           Total stockholders' equity (deficit)                               (12,111)        197
                                                                             --------    --------
           Total liabilities, redeemable preferred stock and
              stockholder's equity (deficit)                                 $ 20,487    $ 27,482
                                                                             ========    ========

The accompanying notes are an integral part of these financial statements.

                                  I-MANY, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                 Three months            Six months
                                                                 ended June 30,         ended June 30,
                                                               2000        1999        2000         1999
                                                               ----        ----        ----         ----
Net Revenues:
     Products                                                $  2,960    $  1,761    $  4,506    $  4,067
     Services                                                   4,892       2,678      10,135       4,688
                                                             --------    --------    --------    --------
          Total net revenues                                    7,852       4,439      14,641       8,755
Cost of revenues                                                4,590       1,105       7,834       1,922
                                                             --------    --------    --------    --------
Gross profit                                                    3,262       3,334       6,807       6,833

Operating expenses:
     Sales and marketing                                        7,809       1,360      12,200       2,638
     Research and development                                   3,541       1,681       7,253       2,930
     General and administrative                                 1,126         827       1,958       1,745
     Depreciation and amortization                              1,141         177       1,592         323
                                                             --------    --------    --------    --------
          Total operating expenses                             13,617       4,045      23,003       7,636
                                                             --------    --------    --------    --------
Loss from operations                                          (10,355)       (711)    (16,196)       (803)
Other income, net                                                  15          35         154          69
                                                             --------    --------    --------    --------
Loss before income taxes                                      (10,340)       (676)    (16,042)       (734)
Provision for income taxes                                         --         281          --         281
                                                             --------    --------    --------    --------
Net loss                                                      (10,340)       (957)    (16,042)     (1,015)
Accretion of dividends on redeemable convertible preferred
   Stock                                                          258          --         510          --
                                                             --------    --------    --------    --------
Net loss applicable to common stockholders                   $(10,598)   $   (957)   $(16,552)   $ (1,015)
                                                             ========    ========    ========    ========
Basic and diluted net loss per common share                  $  (0.76)   $  (0.09)   $  (1.25)   $  (0.09)
                                                             ========    ========    ========    ========
Weighted average common shares outstanding used in
   computing basis and diluted net loss per share              13,966      11,055      13,268      10,801
                                                             ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                                  I-MANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    2000             1999
                                                                    ----             ----

Cash Flows from Operating Activities:
     Net loss                                                     $(16,042)   $ (1,015)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                 1,559         313
       Deferred income taxes                                            --        (115)
       Amortization of deferred stock-based compensation                33           9
       Deferred rent                                                    --         (24)
       Marketing expense related to issuance of warrants             2,620           0
       Changes in current assets and liabilities:
          Accounts receivable                                           18           2
          Unbilled receivables                                        (127)       (111)
          Prepaid expense and other current assets                    (161)         (6)
          Prepaid income taxes                                         257         217
          Accounts payable                                           4,552         404
          Accrued expenses                                             (20)         60
          Deferred service revenue                                     (68)        149
          Unearned product revenue                                  (1,130)        371
                                                                  --------    --------
            Net cash provided by (used in) operating activities     (8,509)        256
                                                                  --------    --------
Cash Flows from Investing Activities:
     Purchases of property and equipment, net                       (6,721)       (615)
     (Increase) decrease in other assets                            (1,336)          2
                                                                  --------    --------
            Net cash used in investing activities                   (8,057)       (613)
                                                                  --------    --------
Cash Flows from Financing Activities:
     Proceeds from exercise of common stock warrants                   150          --
     Payments on capital lease obligations                             (13)        (18)
     Proceeds from line of credit                                    1,569          --
     Proceeds from exercise of stock options                           241          22
     Bank overdraft                                                   (229)         --
                                                                  --------    --------
            Net cash provided by financing activities                1,718           4
                                                                  --------    --------
Net Decrease in Cash and Cash Equivalents                          (14,848)       (353)
     Cash and Cash Equivalents, beginning of period                 15,322       5,129
                                                                  --------    --------
     Cash and Cash Equivalents, end of period                     $    474    $  4,776
                                                                  ========    ========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                     $     17    $      6
                                                                  ========    ========
     Cash paid during the period for taxes                        $      0    $    354
Supplemental Disclosure of Noncash Activities:                      ======      ======
     Accretion of dividends on Series C preferred stock           $    510    $     --
                                                                  ========    ========
     Property and equipment acquired under capital leases         $    143    $     --
                                                                  ========    ========
     Issuance of warrants to purchase common stock                $  3,820    $     --
                                                                  ========    ========

The accompanying notes are an integral part of these financial statements.

                                  I-MANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of I-Many, Inc. (the "Company") for the year ended December 31, 1999 as reported in the Company's Registration Statement on Form S-1 (SEC File No. 333-32346). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or for any other period.

Note 2.  Net Loss Per Share

         Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security was excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of common equivalent shares excluded from the diluted loss per share calculation was 12,580,383 and 9,878,637 for the three months ended June 30, 2000 and 1999, respectively, and 12,872,231 and 10,579,339 for the six months ended June 30, 2000 and 1999, respectively.

Note 3.  Initial Public Offering

         On July 13, 2000, the Company completed an initial public offering of 7,500,000 shares of common stock at a per share price of $9.00. Subsequently on August 15, 2000, our underwriters exercised an option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. Net proceeds from the offering and subsequent option exercise were approximately $70.7 million. Pursuant to the Company's initial public offering, all outstanding shares of preferred stock were converted into approximately 9,170,000 shares of common stock.

Note 4.  Line of Credit

         In April 2000, the Company entered into a revolving line-of-credit agreement with Silicon Valley Bank under which the Company could borrow up to 80% of eligible accounts receivable as defined in the agreement, such financed receivables not to exceed $3 million. Borrowings under the line-of-credit agreement bear interest at the bank's prime rate plus 2.0% per annum and are secured by substantially all assets of the Company. At June 30, 2000, there were borrowings of approximately $1.6 million outstanding under this agreement. In July 2000, a portion of the net proceeds from the Company's initial public offering was used to pay off the amount outstanding under the revolving line of credit.

         As consideration for entering into the line-of-credit agreement, the Company issued to the bank a warrant to purchase 11,111 shares of the Company's common stock. The warrant, which was formalized in July 2000 pursuant to the Company's initial public offering, is exercisable for a period of two years following July 13, 2000 and bears an exercise price of $9.00 per share. The Company valued the warrant at approximately $49,000, which will be amortized as additional interest expense over the term of the line-of-credit agreement.

Note 5.  Significant Customers

         The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:



                                 Three months            Six months
                                ended June 30,         ended June 30,
                                2000      1999         2000      1999
                                ----      ----         ----      ----

Customer A                       21%        *           29%         *
Customer B                       17%        *            *          *
Customer C                       14%        *            *          *
Customer D                        *        31%           *         17%
Customer E                        *        13%           *         11%
Customer F                        *         *            *         11%

     *  Denotes revenues of less than 10% of the Company's total.

Note 6.  Strategic Relationship Agreement

         In May 2000, the Company entered into a Strategic Relationship Agreement (the Agreement) with the Procter & Gamble Company (P&G), pursuant to which P&G has designated the Company for a period of at least three years as their exclusive provider of purchase contract management software for their commercial products group. In addition, P&G has agreed to provide the Company with certain strategic marketing and business development services over the term of the Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

         As consideration for entering into the Agreement, the Company will pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. In addition, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of the Company's common stock. The warrant is exercisable for a period of two years and the exercise price of the warrant is $9.00 (the price per share to the public in the Company's initial public offering). In addition, the Company agreed to grant P&G warrants to purchase up to an additional 125,000 shares of common stock, exercisable at the then current fair market value per share, upon the achievement of milestones set forth in the Agreement, as defined.

         Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company has calculated the fair value of the fully exercisable warrant to purchase 875,000 shares of common stock as approximately $3,820,000. In accordance with Emerging Issues Task Force Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, this amount was recorded by the Company in May of 2000 as, first, a reduction of the revenue derived from the license agreement with P&G, and, second, a component of sales and marketing expense. The Company will calculate and record the fair value of the warrants to purchase up to an additional 125,000 shares of common stock as P&G provides the services set forth in the Agreement.

Note 7.  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material impact on its financial statements.

         In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25. The Interpretation clarifies the application of APB No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date, and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have any effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

OVERVIEW

         We provide software and Internet-based solutions and related professional services that allow our clients to negotiate and manage complex purchasing arrangements which facilitate business-to-business e-commerce. In February 2000, we launched our proprietary Internet portal, I-many.com, which is a website created and owned exclusively by us, which we expect will serve as a marketplace for trading partners in the healthcare industry. Our historical financial statements include minimal revenues from our I-many.com service offering and from our efforts to license our Internet technology to operators of websites. Prior to February 2000, our business model was focused principally upon licensing software products and providing related services to entities which maintain and manage the data necessary for contract management within their own information systems. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the largest 10 and 15 of the largest 20 pharmaceutical manufacturers ranked according to annual revenues.

         We have generated revenues from both products and services. Historically, product revenues have been principally comprised of software license fees generated from our CARS software suite, which accounted for 46.5% of net revenues in the six months ended June 30, 1999 and 30.8% of net revenues for the six months ended June 30, 2000. Service revenues include maintenance and support fees directly related to our CARS software suite and professional service fees derived from consulting, installation, business analysis and training services related to our software products. Service revenues accounted for 53.5% of net revenues in the six months ended June 30, 1999 and 69.2% of net revenues for the six months ended June 30, 2000.

         Historically, software license agreements have been for a three-year period. We recognize software license fees upon execution of a signed license agreement and delivery of the software, provided that there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. We provide an allowance for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

         We recognize revenue for professional services as the services are performed for time and materials contracts and we use the percentage-of-completion method for fixed fee contracts. However, if customer acceptance is required, we recognize revenue for professional services upon client acceptance. We recognize training revenues as the services are provided. We recognize maintenance and client support fees ratably over the term of the maintenance contract on a straight-line basis. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the client to purchase maintenance and support in the second year.

         In the latter part of 1999, we started offering our clients an enterprise agreement that includes the software license, maintenance and support and a fixed number of days of professional services. Clients opting for this enterprise agreement will enter into a three-year, fixed-fee, all-inclusive agreement payable in three equal annual installments commencing upon the execution of the agreement. Due to the extended payment terms, we recognize the software license and maintenance components ratably over the term of the enterprise agreement and recognize the professional service component as the related services are performed, provided that the aggregate revenue recognized under the enterprise agreement does not exceed the total cash received. During the year ended December 31, 1999, we entered into two enterprise agreements totaling $2.9 million. Of that amount, we recognized $200,000 in net revenues during 1999 and

$559,000 in the six months ended June 30, 2000. We have not entered into any new enterprise agreements during the first six months of 2000.

         Our business model for our Internet initiatives contemplates that we will generate future revenues in the following ways:

o administrative fees for establishing contracts through the portal, based on a percentage of the revenue derived by the manufacturer from sales of its products pursuant to these contracts;

o subscription fees paid by manufacturers, intermediaries and distributors for access to our software and the contract data which will be hosted on our servers; and

o license fees for our Internet technology infrastructure paid by operators of websites;

We cannot assure you that we will be successful in generating revenues using this business model.

         Our operating expenses have increased significantly since 1996, from $2.3 million for the 12 months ended December 31, 1996 to $13.6 million for the six months ended June 30, 2000. These increases are primarily due to additions to our staff, as we have expanded all aspects of our operations. As a result of our expansion, we have grown from 46 employees as of December 31, 1996 to 271 employees at June 30, 2000.

         After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and 2000, principally for sales and marketing and development expenses related to the development of our Imany.com portal. We intend to continue to invest heavily in sales, marketing, research and development, and, to a lesser extent, support infrastructure. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

         Our limited history and recent introduction of our Internet initiatives make the prediction of future operating results very difficult. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties, and our failure to do to could seriously harm our business.

RECENT EVENTS

         On May 1, 2000, in connection with the establishment of a Strategic Relationship Agreement with The Procter & Gamble Company (P&G), we issued a fully-exercisable warrant to purchase up to 875,000 shares of our common stock at an exercise price of $9.00 per share. This warrant is exercisable for a two year period. During the second quarter of 2000, we recognized a non-cash expense of $2.6 million for the warrant, equal to the value of the warrant, calculated using the Black-Scholes option pricing model, less the amount to be billed to P&G under the Agreement. In addition, we agreed to grant P&G an additional warrant to purchase up to an additional 125,000 shares of common stock upon the achievement of milestones set forth in the Agreement. This additional warrant, if granted, will expire two years after issuance and will be exercisable at the fair market value per share of our common stock at date of grant.

         On July 13, 2000, the Company completed an initial public offering of 7,500,000 shares of common stock at a per share price of $9.00. Subsequently on August 15, 2000, our underwriters exercised an option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. Net proceeds from the offering and subsequent option exercise were approximately $70.7 million. Pursuant to the Company's initial public offering, all outstanding shares of preferred stock were converted into approximately 9,170,000 shares of common stock.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

NET REVENUES

         Net revenues increased by $3.4 million, or 77%, to $7.8 million for the quarter ended June 30, 2000 from $4.4 million for the quarter ended June 30, 1999. Product revenues increased by $1.2 million, or 68%, to $3.0 million for the quarter ended June 30, 2000, from $1.8 million for the quarter ended June 30, 1999. This increase is attributable to increases in both the number of software licenses sold and the average size of the licenses. As a percentage of total revenues, product revenues decreased to 37.7% for the quarter ended June 30, 2000, from 39.7% for the quarter ended June 30, 1999. This decrease in product revenues as a percentage of total revenues is attributable to the expansion of our professional services business. Service revenues increased by $2.2 million, or 83%, to $4.9 million for the quarter ended June 30, 2000, from $2.7 million for the quarter ended June 30, 1999. As a percentage of total revenues, service revenues increased to 62.3% for the quarter ended June 30, 2000, from 60.3% for the quarter ended June 30, 1999. This increase in service revenues both in dollars and as a percentage of total revenues is attributable to an increase in the number of employees in our professional services group in response to the growing demand on the part of our clients for more services related to our CARS software suite.

COST OF REVENUES

         Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent to amounts due to third parties for integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $3.5 million, or 315%, to $4.6 million for the quarter ended June 30, 2000, from $1.1 million for the quarter ended June 30, 1999. This increase is due primarily to the increased number of employees in our professional services group, which grew from 31 in the second quarter of 1999 to 83 in the second quarter of 2000, as well as increased costs related to subcontractor consultants working on our professional service engagements, which increased from $472,000 in the second quarter of 1999 to $2.2 million in the second quarter of 2000. As a percentage of net revenues, cost of revenues increased to 58.5% for the quarter ended June 30, 2000, from 24.9% for the quarter ended June 30, 1999. This increase in cost of revenues as a percentage of net revenues is attributable to the increased level of service revenues, which typically generate lower margins than product revenues, and an increase in the personnel, both internal and subcontracted, within our professional services organization.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. In May 2000, we recognized a one-time, non-cash marketing expense of $2.6 million related to the value associated with the granting of a common stock warrant to Procter and Gamble. Our sales and marketing expense, including the warrant charge, increased 474% to $7.8 million in the three months ended June 30, 2000 from $1.4 million in the three months ended June 30, 1999. Excluding the warrant charge, sales and marketing expenses increased by $3.8 million, or 281%, to $5.2 million for the second quarter of 2000. As a percentage of net revenues, sales and marketing expense, excluding the warrant charge, increased to 66.1% for the quarter ended June 30, 2000, from 30.6% for the quarter ended June 30, 1999. This increase in sales and marketing expense both in dollars and as a percentage of net revenues is primarily the result of advertising, marketing and promotional materials related to our Internet portal, an increase in salaries and related costs because of an increase in the number of sales and marketing personnel, and increased participation at trade shows.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Software development costs incurred to build I-many.com, our Internet portal, are accounted for in accordance with Statement of

Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this Statement of Position, costs incurred during the preliminary project stage are expensed as incurred, and costs incurred during the application development stage are capitalized. In the second quarter of 2000, we incurred $2.7 million of direct costs for the continued development of our Internet portal, of which $1.3 million was capitalized and $1.4 million was expensed. No such costs were incurred in the quarter ended June 30, 1999. Excluding costs related to our Internet portal, research and development expenses increased by $500,000, or 30%, to $2.2 million for the quarter ended June 30, 2000, from $1.7 million for the quarter ended June 30, 1999. As a percentage of net revenues, research and development expenses increased to 45.1% for the second quarter of 2000 from 37.9% for the second quarter of 1999. This increase in both dollars and as a percentage of net revenues is primarily due to external consulting costs incurred to build our Internet portal and an increase in salary costs related to an increase in the number of research and development personnel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $299,000, or 36%, to $1.1 million for the second quarter of 2000 from $827,000 for the second quarter of 1999. As a percentage of net revenues, general and administrative expenses decreased to 14.3% for the quarter ended June 30, 2000, from 18.6% for the quarter ended June 30, 1999. The increase in general and administrative expenses in dollars is primarily attributable to an increase in the number of administrative, finance and human resources employees, and to higher professional fees. We expect general and administrative costs to increase in absolute dollars as we continue to expand our infrastructure and incur costs as a public company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $964,000, or 545%, from $177,000 in the second quarter of 1999 to $1.1 million in the second quarter of 2000. This increase is a result of significant additions of computer hardware and software for our Internet portal and for our increased personnel, and amortization of capitalized website development costs associated with the development of I-many.com. In the quarter ended June 30, 2000, the amortization expense related to capitalized software development costs amounted to $728,000. There was no amortization of capitalized software development costs in the quarter ended June 30, 1999.

         OTHER INCOME, NET. Other income, net decreased by $20,000, or 57%, from $35,000 in the quarter ended June 30, 1999, to $15,000 in the quarter ended June 30, 2000. This decrease is the result of interest earned on lower average cash balances.

         PROVISION FOR INCOME TAXES. We have incurred operating losses for all quarters in 1999 and 2000 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the quarter ended June 30, 2000. The tax provision of $281,000 in the quarter ended June 30, 1999 represents the reversal of a deferred tax asset previously recorded in 1998.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

NET REVENUES

         Net revenues increased by $5.9 million, or 67%, to $14.6 million for the six months ended June 30, 2000 from $8.7 million for the six months ended June 30, 1999. Product revenues increased by $439,000, or 11%, to $4.5 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999. This increase is attributable to an increase in the average size of licenses sold, partially offset by a decrease in the number of software licenses sold, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of net revenues, product revenues decreased to 30.8% for the six months ended June 30, 2000 from 46.5% for the six months ended June 30, 1999.

         Service revenues increased by $5.4 million, or 116%, to $10.1 million for the six months ended June 30, 2000 from $4.7 million for the six months ended June 30, 1999. As a percentage of net revenues, service revenues increased to 69.2% for the six months ended June 30, 2000 from 53.5% for the six months ended June 30, 1999. This increase in service revenues both in dollars and as a percentage of net revenues is attributable to the increase in software licenses for which maintenance and support fees are being earned, and to an overall increase in professional services, including implementation and training.

COST OF REVENUES

         Cost of revenues increased by $5.9 million, or 308%, to $7.8 million for the six months ended June 30, 2000 from $1.9 million for the six months ended June 30, 1999. This increase is due to the increased number of employees in our professional services group, as well as increased costs related to subcontractor consultants working on our professional service engagements, which increased from $495,000 in the six months ended June 30, 1999 to $3.3 million in the six months ended June 30, 2000. As a percentage of net revenues, cost of revenues increased to 53.5% for the six months ended June 30, 2000 from 22.0% for the six months ended June 30, 1999. This increase in cost of revenues as a percentage of net revenues is attributable to the increased level of service revenues, which typically generate lower margins than product revenues, and an increase in the personnel, both internal and subcontracted, within our professional services organization.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased by $9.6 million, or 362%, to $12.2 million for the six months ended June 30, 2000, from $2.6 million for the six months ended June 30, 1999. Excluding the one-time non-cash charge related to the warrant granted to Procter & Gamble, sales and marketing expenses increased by $7.0 million, or 263%, to $9.6 million for the six months ended June 30, 2000 from $2.6 million for the six months ended June 30, 1999. As a percentage of net revenues, sales and marketing expenses, excluding the warrant charge, increased to 65.4% for the six months ended June 30, 2000 from 30.1% for the six months ended June 30, 1999. This increase in sales and marketing expense both in dollars and as a percentage of net revenues is primarily the result of advertising, marketing and promotional materials related to our Internet portal, an increase in salaries and related costs because of an increase in the number of sales and marketing personnel, and increased participation at trade shows.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $4.3 million, or 148%, to $7.2 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999. This increase is primarily due to an increase in research and development personnel and associated recruiting and training costs incurred to develop new software products within the CARS software suite. Additionally, subcontractor costs associated with the development of the I-many.com Internet portal amounted to $7.8 million for the six months ended June 30, 2000, of which $3.3 million was expensed. No such costs were incurred for the six months ended June 30, 1999. As a percentage of net revenues, research and development expenses increased to 49.5% for the six months ended June 30, 2000 from 33.5% for the six months ended June 30, 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $213,000, or 12%, to $2.0 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999. As a percentage of net revenues, general and administrative expenses decreased to 13.4% for the six months ended June 30, 2000 from 19.9% for the six months ended June 30, 1999. The increase in general and administrative expenses in dollars is primarily related to the addition of administrative, finance and human resources employees to support our increased sales, marketing and development activities, recruiting fees and also to increased costs associated with legal and accounting professional fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.3 million, or 393%, to $1.6 million for the six months ended June 30, 2000 from $323,000 for the six months ended June 30, 1999. This increase is a result of additions of computer hardware and computer software related to our increased personnel as well as the amortization of capitalized website costs associated with the development of I-many.com. In the six months ended June 30, 2000, the amortization expense related to capitalized software development costs amounted to $935,000. There was no amortization of capitalized software development costs in the six months ended June 30, 1999.

         OTHER INCOME, NET. Other income, net increased by $85,000 to $154,000 for the six months ended June 30, 2000 from $69,000 for the six months ended June 30, 1999. This increase is primarily the result an increase in interest income from higher cash balances in the six months ended June 30, 2000.

         PROVISION FOR INCOME TAXES. We have incurred operating losses for all quarters in 1999 and 2000 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the six months ended June 30, 2000. The tax provision of $281,000 in the six months ended June 30, 1999 represents the reversal of a deferred tax asset previously recorded in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On July 13, 2000, we completed our initial public offering and issued 7,500,000 shares of our common stock at an initial public offering price of $9.00 per share. On August 15, 2000 our underwriters exercised a 30-day option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. Net cash proceeds to us from the initial public offering and subsequent option exercise were approximately $70.7 million. From inception until our initial public offering, our capital and liquidity needs have been met, in large part, with the net proceeds from the private placement of debt and equity securities, cash flows generated from operations and through equipment lease financings.

         At June 30, 2000, we had cash and cash equivalents of $474,000 and a working capital deficit of $9.5 million. On June 30, 2000, we had no long-term debt, other than obligations under capital lease financings. In April 2000, we entered into a $3.0 million revolving line-of-credit agreement with Silicon Valley Bank under which we could borrow up to 80% of eligible accounts receivable, as defined in the agreement, bearing interest at the bank's prime rate (9.25% at June 30, 2000) plus 2.0%. As of June 30, 2000, outstanding borrowings under this line amounted to $1.6 million. A portion of the proceeds from the initial public offering was used to pay off this line in July 2000.

         Net cash used in operating activities for the six months ended June 30, 2000 was $8.5 million, as compared to net cash provided by operating activities of $257,000 in the six months ended June 30, 1999. For the six months ended June 30, 2000, our net loss of $16.0 million, as adjusted for depreciation and amortization of $1.6 million and the $2.6 million non-cash charge related to the issuance of warrants to Procter & Gamble, was partially offset by an increase in accounts payable of $4.6 million.

         Net cash used in investing activities was $8.1 million for the six months ended June 30, 2000 and $600,000 for the six months ended June 30, 1999. Net cash used in investing activities for the six months ended June 30, 2000 primarily reflects purchases of property and equipment, including approximately $4.6 million of capitalized software development costs incurred related to the building of I-many.com, our proprietary Internet portal. The net cash used in investing activities for the six months ended June 30, 2000 also included $1.3 million of increases in deferred financing costs related to our initial public offering.

         Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2000, primarily from borrowings against our line of credit, and to a lesser extent, exercises of warrants and stock options. This was partially offset by paying down a bank overdraft. Net cash provided by financing activities was $4,000 for the six months ended June 30, 1999.

         We currently anticipate that the total net proceeds of our public offering of July 13, 2000 and the subsequent exercise of the over-allotment option of $70.7 million, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded product and service offerings and the success of these offerings once they are launched. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If the net proceeds of our public offering, together with our available funds and cash generated from operations, are insufficient to satisfy our long term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

IMPACT OF YEAR 2000

         As of the date of this filing, we have not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues may arise related to key suppliers, clients, service providers and information systems that have not become readily apparent. As a result, we will continue to monitor our year 2000 compliance and the year 2000 compliance of our suppliers and customers. We do not expect to incur any material costs in the future in connection with year 2000 computer issues. However, we can provide no assurance that we will not be adversely affected by the non-compliance of our suppliers, clients, service providers and information systems in the future.

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

         In addition to other information in this Form 10-Q, the following factors that may affect our future operating results should be carefully considered in evaluating I-many and its business because such factors currently may have a significant impact on I-many's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in I-many's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward looking statements.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES IN THE FORESEEABLE FUTURE

         We incurred net losses of approximately $5.2 million in the year ended December 31, 1999 and $16.6 million in the six months ended June 30, 2000 and we had an accumulated deficit at June 30, 2000 of $21.7 million. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore expect to continue to incur significant losses for the foreseeable future. Although we have been profitable in certain prior years, and although our revenues have grown, our business model is evolving and we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

OUR INTERNET INITIATIVES REPRESENT A NEW BUSINESS MODEL FOR US AND WE CANNOT BE CERTAIN THAT OUR CLIENTS WILL PAY FOR OUR PRODUCTS AND SERVICES IN THE MANNER WE ARE ANTICIPATING

         We launched our Internet portal and began to market our Internet technology in February 2000. Until that time, our business model was focused principally upon the licensing of software products for a one-time license fee and providing related services to entities which maintain and manage the data necessary for contract management within their own information systems. Our Internet initiatives represent an extension of the existing business model for both us and our clients and we cannot be certain that our clients will accept our business model and the manner in which we expect to charge for our products and services. In addition, our recent focus on our Internet portal has required, and will continue to require, a significant commitment of resources, including the attention of management and significant cash expenditures. If we cannot generate revenue on the basis we anticipate, we may not be profitable.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF THE RELATED REVENUE

         Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client's need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide tools. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

WE HAVE TWO MANAGEMENT LOCATIONS AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE TWO FACILITIES

         Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. As we grow, the geographic distance between these offices could make it more difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $14.6 million in the six months ended June 30, 2000, and the number of our employees increased from 67 as of December 31, 1997 to 271 as of June 30, 2000. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls. We may not succeed in these efforts. Our failure to expand and integrate these systems in an efficient manner could prevent us from successfully implementing our business model. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY AND FACTORS WHICH ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

         Substantially all of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. As a result, demand for our solutions could be affected by any factors which could adversely affect the demand for healthcare products which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors which may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET HAVE NOT YET RESULTED IN SIGNIFICANT REVENUE, AND WE CANNOT BE SURE THAT OUR INITIATIVES IN THESE OTHER MARKETS WILL BE SUCCESSFUL

         As part of our growth strategy, we have begun initiatives to sell our products and services in markets other than the healthcare market, including the food and beverage, commercial products, building products, electronics, agricultural/chemical, retail and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare markets, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have recently entered into a strategic relationship with Procter & Gamble, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products industry. In connection with our efforts in other industries, it will be necessary for us to hire additional personnel with expertise in these other markets.

OUR BUSINESS MODEL INCLUDES HOSTING OUR SOFTWARE APPLICATIONS ON BEHALF OF OUR CLIENTS AND MAINTAINING THEIR CRITICAL SALES DATA, AND IF OUR SYSTEMS FAIL OR THE DATA IS LOST OR CORRUPTED, OUR CLIENTS MAY LOSE CONFIDENCE IN US

         We offer to host our software products on our computers or on computers hosted on our behalf for access by our clients and we offer to maintain certain of our clients' critical sales data on our computers or on computers hosted on our behalf. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, human error, computer viruses, intentional acts of vandalism and similar events could damage these systems and result in loss of customer data or a loss in the ability of our clients to access the software we are hosting for their use. Our clients would lose confidence in us and could stop doing business with us if our systems were affected by any of these occurrences or if any client data were lost. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems or loss of data.

THE POLITICAL, ECONOMIC OR REGULATORY HEALTHCARE ENVIRONMENT REGARDING THE PURCHASING PRACTICES AND OPERATION OF HEALTHCARE ORGANIZATIONS COULD AFFECT THE DEMAND FOR OUR SOLUTIONS OR OUR BUSINESS MODEL

         The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses and general economic conditions affect the purchasing practices and operations of healthcare organizations. Changes in regulations or the issuance of interpretations affecting the healthcare industry, such as any increased regulation of the purchase and sale of our clients' products, could require us to make unplanned enhancements of our solutions, or result in delays or cancellations of orders or reduced demand for our solutions or affect our ability to adopt our pricing model or otherwise implement our business strategy. The federal and state governments have periodically considered and adopted programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs have included laws and regulations which prohibit payments for arranging for sales of government-reimbursed drugs and provisions to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry providers operate. Although we have received legal advice regarding the pricing of our solutions with respect to these laws, regulations and provisions, and believe we are operating consistently with that advice, we would experience a decrease in our anticipated revenues if we are required to modify our pricing model, or if our clients express a reluctance to pay us in accordance with a given business model without more legal certainty than we are able to give them.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES WHICH COULD HINDER OUR EXPANSION EFFORTS

         We intend in the future to consider acquisitions of or investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, WE MAY HAVE DIFFICULTY INTEGRATING THOSE NEW TECHNOLOGIES OR BUSINESSES

         Any company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate those employees, technologies and products and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OPERATING RESULTS IF OUR REVENUES ARE BELOW EXPECTATIONS WHICH COULD RESULT IN A DECLINE OF OUR STOCK PRICE

         A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant variations in operating results in any quarter. If our quarterly results do not meet the expectations of market analysts or investors, our stock price is likely to decline.

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

         The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets, professional services organizations and Internet-based merchants offering healthcare products through online catalogs. In addition, we encounter competition for our contracting portal from other Internet-based exchanges, including exchanges established by manufacturers of healthcare products. Our competitors vary in size and in the scope and breadth of products and services offered. We anticipate increased competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect our revenues and margins.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. We cannot assure you that we will be able to compete successfully or that competitive pressures will not require us to make concessions that will adversely affect our revenues and our margins, or reduce the demand for our products and services.

WE RELY SIGNIFICANTLY UPON CERTAIN KEY INDIVIDUALS AND OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO RETAIN THEM

         We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of A. Leigh Powell, our Chief Executive Officer, and other key employees. The loss of the services of any key employee could have a material adverse effect on our business, financial condition and results of operations.

CONCENTRATION OF OWNERSHIP MAY GIVE SOME STOCKHOLDERS SUBSTANTIAL INFLUENCE AND MAY PREVENT OR DELAY A CHANGE IN CONTROL WHICH COULD DEPRESS THE PRICE OF OUR STOCK

         After taking into account our recent initial public offering, executive officers, directors and their affiliates, in the aggregate, own approximately 42% of our outstanding common stock. As a result, these stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of I-many and may make some transactions more difficult or even impossible without the support of these stockholders and could depress the price of our common stock.

OUR CHARTER AND BYLAWS COULD DISCOURAGE ACQUISITION PROPOSALS, DELAY A CHANGE IN CONTROL OR PREVENT TRANSACTIONS THAT ARE IN YOUR BEST INTERESTS

         Our certificate of incorporation and bylaws state that any action that can be taken by stockholders must be done at an annual or special meeting and may not be done by written consent, and require reasonable advance notice of a stockholder proposal or director nomination. Furthermore, the chairman of the board, the president, the board of directors and the holders of at least 30% of the shares of our capital stock are the only people who may call a special meeting. The amended and restated certificate of incorporation and amended and restated bylaws also provide that members of the board of directors may only be removed by the vote of the holders of a majority of the shares entitled to vote for that director. In addition, the board of directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue 5,000,000 shares of preferred stock. These provisions may have the effect of deterring hostile takeovers or delaying or preventing changes in control of management, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may limit your ability to approve other transactions that you find to be in your best interests.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY

         The market price of our common stock is likely to be highly volatile and may fluctuate substantially. As a result, investors in our common stock may experience a decrease in the value of their shares regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in widely diversified investments, consisting primarily of short-term, investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure.

         As of June 30, 2000, the Company's investment portfolio was immaterial, most of its $474,000 balance in cash and cash equivalents consisting of amounts in non-interest bearing checking accounts.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Modification of Constituent Instruments

         None

(b)  Change in Rights

         None

(c)  Changes in Securities

         On May 1, 2000, the Company issued a fully-exercisable warrant to purchase up to 875,000 shares of our common stock in connection with the establishment of a Strategic Relationship Agreement with The Procter & Gamble Company (P&G). The warrant is exercisable for a period of two years and the exercise price is $9.00 per share. In addition, the Company agreed to grant P&G a warrant to purchase up to an additional 125,000 shares of common stock upon the achievement of milestones set forth in the Agreement.

This warrant, if granted, will expire two years after issuance and will be exercisable at the fair market value per share of our common stock at date of grant. This warrant was issued pursuant to an exemption by reason of
Section 4(2) under the Securities Act of 1933.

         During the quarter ended June 30, 2000, the Company issued an aggregate of 126,088 shares of its common stock upon the exercise of outstanding options to purchase common stock. Those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

         On March 5, 2000, the Board of Directors authorized a 2.5-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split was effected on July 11, 2000 by distribution to each stockholder of record of 1.5 shares of common stock for each share of common stock held.

         All of the above amounts in this Item 2(c) give effect to the aforementioned 2.5-for-one stock split.

(d)      Use of Proceeds

         On July 13, 2000, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were FleetBoston Robertson Stephens Inc., J.P. Morgan Securities Inc., and SG Cowen Securities Corporation. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-32346). The Securities and Exchange Commission declared the Registration Statement effective July 12, 2000.

         The offering commenced on July 12, 2000 and terminated on July 13, 2000 after we had sold 7,500,000 shares of common stock registered under the Registration Statement. Subsequently on August 15, 2000, our underwriters exercised their option to purchase the remaining 1,125,000 shares of common stock registered under the Registration Statement to cover over-allotments. The initial public offering price was $9.00 per share for an aggregate initial public offering of $77.6 million.

         The actual expenses incurred for the account of the Company in connection with the offering and the subsequent option exercise were $5.4 million in underwriting discounts and commissions and approximately $1.5 million in other offering expenses. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or affiliates of the Company.

         After deducting the underwriting discounts and commissions and the other offering expenses, the net offering proceeds to the Company were approximately $70.7 million. The Company used the net proceeds to retire all of its $2.6 million in short-term debt and to provide working capital to fund the Company's operations. Funds that have not been used have been invested in money market funds and other investment grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a written consent of stockholders in lieu of a special meeting, dated May 10, 2000, the holders of shares of common stock and preferred stock representing an aggregate of 16,738,527 votes, approved the following matters:

          1. An amendment to our certificate of incorporation increasing from 12,000,00 to 100,000,000 the number of shares of common stock the Company is authorized to issue.

          2. The amendment and restatement of our certificate of incorporation, subject to the closing of our initial public offering of common stock, providing for, among other things:

               (a.) the creation of a class of "blank check" preferred stock, which the Board of Directors could issue from time to time with such dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights as the Board of Directors may determine from time to time (including rights which are senior to those of the common stock);

               (b.) the elimination of the right of stockholders to take written actions in lieu of a meeting;

               (c.) the inclusion of provisions which would allow directors to consider multiple constituencies when considering an unsolicited offer to acquire the Company; and

               (d.) the requirement of a 66 2/3% vote to amend the foregoing provisions.

          3. The amendment and restatement of our by-laws, subject to the filing of our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

          4. The adoption of our 2000 Stock Incentive Plan, pursuant to which we may grant a broad variety of stock-based awards, such as stock options and restricted stock, to employees, officers, directors, consultants and advisors, of up to 2,500,000 shares of common stock.

          5. The adoption of our 2000 Employee Stock Purchase Plan, pursuant to which all employees meeting certain employment criteria may purchase shares of the Company's common stock through payroll deductions at a 15% discount.

          6. The adoption of our 2000 Non-Employee Director Stock Option Plan pursuant to which the Company may issue up to 562,500 shares of common stock to non-employee directors of the Company.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibits listed on the Exhibit Index are filed herewith.

         (b) We did not file a current report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       I-MANY, INC

Date:  August 28, 2000                 By: /s/ Philip M. St. Germain
                                          -----------------------------------
                                          Philip M. St. Germain
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION

27.1     Financial Data Schedule