Form 10-Q
period 2000-09-30
I MANY INC
filed 2000-11-14
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________________ to ___________________

Commission file number:    000-30883


                                  I-MANY, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                               01-0524931
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

                             Yes     X      No
                                 ------       ------

On November 13, 2000, 32,047,485 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Certain Factors That May Affect Future Operating Results" as well as in the Form 10-Q generally. The Company uses words such as "believes," "intends," "expects," "anticipates," "plans," "estimates," "should," "may," "will," "scheduled" and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, our changing business model, our expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in the Form 10-Q.

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

                                  I-MANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements

                Balance Sheets as of September 30, 2000 and December 31,
                1999...........................................................   4

                Statements of Income for the three months and nine months ended
                September 30, 2000 and 1999 ...................................   6

                Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999....................................   7

                Notes to Consolidated Condensed Financial Statements...........   9


     Item 2.    Management's Discussion and Analysis of Financial Condition...   12
                Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....   23

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................   23

     Item 2.    Changes in Securities and Use of Proceeds.....................   23

     Item 3.    Defaults upon Senior Securities...............................   24

     Item 4.    Submission of Matters to a Vote of Security Holders...........   24

     Item 5.    Other Information.............................................   24

     Item 6.    Exhibits and Reports of Form 8-K..............................   24

                Signatures....................................................   25

     Exhibit Index


PART I.           FINANCIAL INFORMATION


                                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  I-MANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)


                                                                                    September 30,       December 31,
                                                                                         2000               1999
                                                                                         ----               ----
                                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                              $ 61,537            $ 15,322
     Accounts receivable, net of allowance for doubtful accounts of $250                       6,294               4,800
     Unbilled receivables                                                                      3,642               2,454
     Prepaid expenses and other current assets                                                   646                 832
                                                                                           ---------           ---------
          Total current assets                                                                72,119              23,408
Property and Equipment, net                                                                    8,986               4,041
Other Assets                                                                                   1,024                  33
                                                                                           ---------           ---------
          Total assets                                                                      $ 82,129            $ 27,482
                                                                                              ======              ======

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                                                           $    -             $   229
     Accounts payable                                                                          2,248               2,819
     Accrued expenses                                                                          5,450               5,017
     Deferred service revenue                                                                  4,786               4,649
     Unearned product revenue                                                                  1,234               2,038
     Current portion of capital lease obligations                                                 59                  23
                                                                                           ---------           ---------
          Total current liabilities                                                           13,777              14,775
Capital Lease Obligations, net of current portion                                                126                  18
Commitments and Contingencies

Series C Redeemable Convertible Preferred Stock                                                    -              12,492
Stockholders' Equity:
     Series A convertible preferred stock, $.01 par value -
          Authorized - 0 and 2,100,000 shares at September 30, 2000 and
              December 31, 1999, respectively
          Issued and outstanding - 0 and 2,023,550 shares at
              September 30, 2000 and December 31, 1999, respectively                               -                  20
     Series B convertible preferred stock, $.01 par value - -
          Authorized - 0 and 400,000 shares at September 30, 2000 and December
              31, 1999, respectively
          Issued and outstanding - 0 and 400,000 shares at





              September 30, 2000 and December 31, 1999, respectively                              -                   4
     Undesignated preferred stock, $.01 par value
             Authorized - 5,000,000 and 0 shares at September 30, 2000 and
                  December 30, 1999, respectively
             Issued and outstanding - 0 shares                                                    -                   -
     Common stock, $.0001 par value - -
          Authorized - 100,000,000 shares
          Issued and outstanding - 32,004,725 and 12,283,885 shares
              at September 30, 2000 and December 31, 1999, respectively                           3                   1
     Additional paid-in capital                                                              93,642               5,522
     Deferred stock-based compensation                                                        (158)               (235)
     Accumulated deficit                                                                   (25,261)             (5,115)
                                                                                          ---------           ---------
          Total stockholders' equity                                                         68,226                 197
                                                                                          ---------           ---------
          Total liabilities, redeemable preferred stock and
                stockholders' equity                                                       $ 82,129            $ 27,482
                                                                                          =========           =========

The accompanying notes are an integral part of these financial statements.

                                  I-MANY, INC.

                            STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)



                                                                  Three months                    Nine months
                                                               ended September 30,            ended September 30,
                                                               2000           1999             2000           1999
                                                               ----           ----             ----           ----
Net Revenues:
   Product                                                       $  4,658      $  2,743          $  9,164       $  6,810
   Services                                                         4,757         2,528            14,892          7,216
                                                                ---------     ---------         ---------      ---------
        Total net revenues                                          9,415         5,271            24,056         14,026
Cost of revenues                                                    3,953         1,566            11,787          3,488
                                                                ---------     ---------         ---------      ---------
Gross profit                                                        5,462         3,705            12,269         10,538

Operating expenses:
   Sales and marketing                                              4,347         1,818            16,547          4,456
   Research and development                                         2,723         2,206             9,976          5,136
   General and administrative                                       1,373           827             3,331          2,572
   Depreciation and amortization                                    1,254           200             2,846            523
                                                                ---------     ---------         ---------      ---------
        Total operating expenses                                    9,697         5,051            32,700         12,687
                                                                ---------     ---------         ---------      ---------
Loss from operations                                              (4,235)       (1,346)          (20,431)        (2,149)
Other income, net                                                     675            30               829             99
                                                                ---------     ---------         ---------      ---------
Loss before income taxes                                          (3,560)       (1,316)          (19,602)        (2,050)
Provision for income taxes                                              0             0                 0            281
                                                                ---------     ---------         ---------      ---------
Net loss                                                          (3,560)       (1,316)          (19,602)        (2,331)
Accretion of dividends on redeemable convertible
   preferred stock                                                     34             0               544              0
                                                                ---------     ---------         ---------      ---------
Net loss applicable to common stockholders                      $ (3,594)     $ (1,316)        $ (20,146)      $ (2,331)
                                                                   ======        ======            ======         ======

Basic and diluted net loss per share                            $  (0.12)     $  (0.11)         $  (1.09)      $  (0.21)
                                                                   ======        ======            ======         ======
Weighted average shares outstanding                                28,966        12,030            18,539         11,209
                                                                   ======        ======            ======         ======

The accompanying notes are an integral part of these financial statements.

                                  I-MANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               Nine Months Ended September 30,
                                                                              ------------------------------------
                                                                                    2000             1999
                                                                                  -------          -------
Cash Flows from Operating Activities:
        Net loss                                                                    $ (19,602)         $(2,331)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                  2,769              509
          Deferred income taxes                                                              0              343
          Amortization of deferred stock-based compensation                                 78               14
          Deferred rent                                                                      0             (36)
          Marketing expense related to issuance of warrants                              2,620                0
          Interest expense related to issuance of warrants                                  48                0
          Changes in current assets and liabilities:
             Accounts receivable                                                       (1,493)          (3,241)
             Unbilled receivables                                                           13              773
             Prepaid expenses and other current assets                                    (72)                6
             Prepaid and refundable income taxes                                           257            (330)
             Accounts payable                                                            (571)            1,263
             Accrued expenses                                                              434              939
             Deferred service revenue                                                      137              438
             Unearned product revenue                                                    (804)              414
                                                                                  ------------     ------------
               Net cash used in operating activities                                  (16,186)          (1,239)
                                                                                  ------------     ------------
Cash Flows from Investing Activities:
        Purchases of property and equipment, net                                       (7,542)            (815)
        (Increase) decrease in other assets                                              (991)                2
                                                                                  ------------     ------------
               Net cash used in investing activities                                   (8,533)            (813)
                                                                                  ------------     ------------
Cash Flows from Financing Activities:
        Net proceeds from initial public offering and over-allotment exercise           70,709                0
        Proceeds from exercise of common stock warrants                                    150                0
        Payments on capital lease obligations                                             (30)             (25)
        Proceeds from exercise of stock options                                            334               22
        Bank overdraft                                                                   (229)                0
                                                                                  ------------     ------------
               Net cash provided by (used in) financing activities                      70,934              (3)
                                                                                  ------------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    46,215          (2,055)
        Cash and Cash Equivalents, beginning of period                                  15,322            5,129
                                                                                  ------------     ------------
        Cash and Cash Equivalents, end of period                                     $  61,537         $  3,074
                                                                                      ========         ========




Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for interest                                      $     44          $     8
                                                                                      ========         ========
        Cash paid during the period for taxes                                         $      0          $   354
                                                                                      ========         ========
Supplemental Disclosure of Noncash Activities:
        Conversion of preferred stock to common stock                                 $ 13,060          $     0
                                                                                      ========         ========
        Accretion of dividends on Series C preferred stock                            $    544          $     0
                                                                                      ========         ========
        Property and equipment acquired under capital leases                          $    173          $     0
                                                                                      ========         ========
        Issuance of warrants to purchase common stock                                 $  3,868          $     0
                                                                                      ========         ========


The accompanying notes are an integral part of these financial statements.

                                  I-MANY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.   Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of I-Many, Inc. (the "Company") for the year ended December 31, 1999 as reported in the Company's Registration Statement on Form S-1 (SEC File No. 333-32346). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.

Note 2.  Net Loss Per Share

         Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security was excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of common equivalent shares excluded from the diluted loss per share calculation was 4,910,570 and 8,974,642 for the three months ended September 30, 2000 and 1999, respectively, and 10,181,393 and 8,974,642 for the nine months ended September 30, 2000 and 1999, respectively.

Note 3.  Initial Public Offering

         On July 13, 2000, the Company completed an initial public offering of 7,500,000 shares of common stock at a per share price of $9.00. Subsequently on August 9, 2000, our underwriters exercised an option to purchase an additional 1,125,000 shares of common stock at a per share price of $9.00 to cover over-allotments. Net proceeds from the offering and subsequent option exercise were approximately $70.7 million. Pursuant to the Company's initial public offering, all outstanding shares of preferred stock were converted into approximately 9,170,000 shares of common stock.

Note 4.  Line of Credit

         In April 2000, the Company entered into a revolving line-of-credit agreement with Silicon Valley Bank under which the Company could borrow up to 80% of eligible accounts receivable as defined in the agreement, such financed receivables not to exceed $3 million. Borrowings under the line-of-credit agreement accrued interest at the bank's prime rate plus 2.0% per annum and were secured by substantially all assets of the Company. At June 30, 2000, there were borrowings of approximately $1.6 million outstanding under this agreement. In July 2000, a portion of the net proceeds from the Company's initial public offering was used to pay off the amount outstanding under the revolving line of credit. The line of credit was terminated in August 2000.

         As consideration for entering into the line-of-credit agreement, the Company issued to the bank a warrant to purchase 11,111 shares of the Company's common stock. The warrant, which was formalized in July 2000 pursuant to the

Company's initial public offering, is exercisable for a period of two years following July 13, 2000 and bears an exercise price of $9.00 per share. The Company valued the warrant at $48,500 as of the date of grant, which amount was recognized as additional interest expense during the quarter ended September 30, 2000.

Note 5.  Significant Customers

         The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:



                                               Three months                Nine months
                                            ended September 30,        ended September 30,
                                             2000         1999         2000          1999
                                             ----         ----         ----          ----
Customer A                                   37%            *           32%            *
Customer B                                   13%            *           10%            *
Customer C                                    *            16%           *             *
Customer D                                    *             *            *            13%
Customer E                                    *             *            *            10%

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

         As consideration for entering into the Agreement, the Company will pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. In addition, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of the Company's common stock. The warrant is exercisable for a period of two years and the exercise price of the warrant is $9.00 (the price per share to the public in the Company's initial public offering). In addition, the Company agreed to grant P&G warrants to purchase up to 125,000 additional shares of common stock, exercisable at the then current fair market value per share, upon the achievement of milestones set forth in the Agreement, as defined.

         Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company has calculated the fair value of the fully exercisable warrant to purchase 875,000 shares of common stock as approximately $3,820,000. In accordance with Emerging Issues Task Force Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, this amount was recorded by the Company in May of 2000 as, first, a reduction of the revenue derived from the license agreement with P&G, and, second, a component of sales and marketing expense. The Company will calculate and record the fair value of the warrants to purchase up to 125,000 additional shares of common stock as P&G provides the services set forth in the Agreement.

Note 7     Chi-Cor Acquisition

         On November 3, 2000, the Company entered into an agreement to acquire all the outstanding capital stock of Chi-Cor Information Management, Inc. (Chi-Cor) for a purchase price of up to $14.8 million. The Company will pay initial consideration of approximately $9.8 million, including cash of $4.9 million, and shares of Company stock with a fair value of $4.9 million. In addition, upon achievement of certain revenue and income milestones through December
31, 2001, the Chi-Cor shareholders will be entitled to additional consideration of up to $4.6 million, one-half of which is payable in cash and the balance payable in the form of Company stock. In connection with the acquisition, the Company will assume Chi-Cor's liabilities of approximately $4.9 million and expects to incur transaction costs of approximately
$450,000. The acquisition will be accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS. The Company will consolidate the operations of Chi-Cor beginning on the date of acquisition. The Company has retained an independent appraiser for the purpose of allocating the initial consideration of $15.3 million to the tangible and intangible assets acquired and the liabilities assumed. Any additional consideration paid to the Chi-Cor shareholders as a result of the earnout will be treated as additional purchase price and recorded as goodwill.

Note 8.  Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under "Certain Factors That May Affect Our Future Operating Results" and elsewhere in this report.

OVERVIEW

         We provide software and Internet-based solutions and related professional services that allow our clients to more effectively manage their business-to-business relationships. Prior to February 2000, our business model was focused principally upon licensing software products and providing related services to entities which maintain and manage the data necessary for contract management within their own information systems. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the largest 10 and 15 of the largest 20 pharmaceutical manufacturers, ranked according to annual revenues. In February 2000, we launched our proprietary Internet portal, imany.com, which is a website created and owned exclusively by us, as a marketplace for trading partners in the healthcare industry. Following the introduction of imany.com, we have broadened its scope to enhance its applicability to all industries where contract-based and program-based sales are the norm. Currently, we can deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers, our proprietary imany.com portal and the licensing of technology to enable our clients to establish their own private or public portals and exchanges.

         We have generated revenues from both products and services. Historically, product revenues have been principally composed of software license fees generated from our CARS software suite, which accounted for 48.6% of net revenues in the nine months ended September 30, 1999 and 38.1% of net revenues for the nine months ended September 30, 2000. Service revenues include maintenance and support fees directly related to our CARS software suite and professional service fees derived from consulting, installation, business analysis and training services related to our software products. Service revenues accounted for 51.4% of net revenues in the nine months ended September 30, 1999 and 61.9% of net revenues for the nine months ended September 30, 2000.

         Historically, software license agreements have been for a three-year period. We generally recognize software license fees upon execution of a signed license agreement and delivery of the software, provided that there are no significant post-delivery obligations, the payment is fixed or determinable, and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the entire fee on a percentage-of-completion basis, and include the entire fee in product revenues. We provide an allowance for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

         We recognize revenue from professional services as the services are performed for time and materials contracts and we use the percentage-of-completion method for fixed fee contracts. However, if customer acceptance is required, we recognize revenue for professional services upon client acceptance. We recognize training revenues as the services are provided. We recognize maintenance and client support fees ratably over the term of the maintenance contract on a straight-line basis. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the client to purchase maintenance and support in the second year.

         In the latter part of 1999, we started offering our clients an enterprise agreement that includes the software license, maintenance and support and a fixed number of days of professional services. Clients opting for this enterprise agreement enter into a three-year, fixed-fee, all-inclusive agreement payable in three equal annual installments commencing upon the execution of the agreement. Due to the extended payment terms, we recognize the software license and maintenance components ratably over the term of the enterprise agreement and recognize the professional service component as the related services are performed, provided that the aggregate revenue recognized under the enterprise agreement does not exceed the total cash received. During the year ended December 31, 1999, we entered into two enterprise agreements totaling $2.9 million. Of that amount, we recognized $200,000 in net revenues during 1999 and $756,000 in the nine months ended September 30, 2000. We have not entered into any new enterprise agreements during the first nine months of 2000.

         After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $32.7 million for the nine months ended September 30, 2000. These increases are primarily due to additions to our staff, as we have expanded all aspects of our operations. We have grown from 46 employees as of December 31, 1996 to 284 employees at September 30, 2000.

         Although we have not generated significant revenues to date from our Internet initiatives, we believe that we will generate Internet-based sales principally from subscription fees paid by manufacturers, demand aggregators and distributors for access to our software and the contract data which will be hosted on our servers.

RECENT EVENTS

         On May 1, 2000, in connection with the establishment of a Strategic Relationship Agreement with The Procter & Gamble Company (P&G), we issued a fully-exercisable warrant to purchase up to 875,000 shares of our common stock at an exercise price of $9.00 per share. This warrant is exercisable for a two-year period. During the second quarter of 2000, we recognized a non-cash expense of $2.6 million for the warrant, equal to the value of the warrant, calculated using the Black-Scholes option pricing model, less the amount to be billed to P&G under the Agreement. In addition, we agreed to grant P&G a warrant to purchase up to 125,000 additional shares of common stock upon the achievement of milestones set forth in the Agreement. This additional warrant, if granted, will expire two years after issuance and will be exercisable at the fair market value per share of our common stock at the date of grant.

         On July 13, 2000, we completed an initial public offering of 7,500,000 shares of common stock at a per share price of $9.00. Subsequently on August 9, 2000, the underwriters exercised an option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. Net proceeds from the offering and subsequent option exercise were approximately $70.7 million. In connection with our initial public offering, all outstanding shares of preferred stock were converted into approximately 9,170,000 shares of common stock.

         On November 3, 2000, we signed an agreement to acquire Chi Cor Information Management, Inc. for a purchase price of up to $14.8 million, including $4.9 million of cash and common stock valued at $4.9 million, and up to $4.6 million to be paid, subject to the satisfaction of certain performance criteria during 2001, half in cash and half in stock. In connection with the acquisition, the Company will assume Chi-Cor's liabilities of approximately $4.9 million and expects to incur transaction costs of approximately $450,000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES

         Net revenues increased by $4.1 million, or 79%, to $9.4 million for the quarter ended September 30, 2000 from $5.3 million for the quarter ended September 30, 1999. Product revenues increased by $1.9 million, or 70%, to $4.7 million for the quarter ended September 30, 2000, from $2.7 million for the quarter ended September 30, 1999. This increase is attributable to increases in both the number of software licenses sold and the average size of the licenses. As a percentage of total net revenues, product revenues decreased to 49.5% for the quarter ended September 30, 2000, from 52.0% for the quarter ended September 30, 1999. This decrease in product revenues as a percentage of total net revenues is attributable to the expansion of our professional services business. Service revenues increased by $2.2 million, or 88%, to $4.8 million for the quarter ended September 30, 2000, from $2.5 million for the quarter ended September 30, 1999. As a percentage of total net revenues, service revenues increased to 50.5% for the quarter ended September 30, 2000, from 48.0% for the quarter ended September 30, 1999. This increase in service revenues both in dollars and as a percentage of total net revenues is attributable to an increase in the number of employees in our professional services group in response to the growing demand on the part of our clients for more services related to our CARS software suite.

COST OF REVENUES

         Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $2.4 million, or 152%, to $4.0 million for the quarter ended September 30, 2000, from $1.6 million for the quarter ended September 30, 1999. This increase is due primarily to the increased number of employees in our professional services group, which grew from 29 in the third quarter of 1999 to 90 in the third quarter of 2000, as well as increased costs related to subcontractor consultants working on our professional service engagements, which increased from $599,000 in the third quarter of 1999 to $1.4 million in the third quarter of 2000. As a percentage of total net revenues, cost of revenues increased to 42.0% for the quarter ended September 30, 2000, from 29.7% for the quarter ended September 30, 1999. This increase in cost of revenues as a percentage of total net revenues is attributable to the increased level of service revenues, which typically generate lower margins than product revenues, and an increase in the personnel, both internal and subcontracted, within our professional services organization.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense increased 139% to $4.3 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999. As a percentage of total net revenues, sales and marketing expense increased to 46.2% for the quarter ended September 30, 2000, from 34.5% for the quarter ended September 30, 1999. This increase in sales and marketing expense both in dollars and as a percentage of total net revenues is primarily the result of advertising, marketing and promotional materials related to our web-based initiatives, an increase in salaries and related costs because of an increase in the number of sales and marketing personnel, and increased participation at trade shows.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $517,000, or 23%, to $2.7 million for the quarter ended September 30, 2000, from $2.2 million for the quarter ended September 30, 1999. As a percentage of total net revenues, research and development expenses decreased to 28.9% for the third quarter of 2000 from 41.9% for the third quarter of 1999. This increase in dollars is primarily due to an increase in salary costs related to an increase in the number of research and development personnel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $546,000, or 66%, to $1.4 million for the third quarter of 2000 from $827,000 for the third quarter of 1999. As a percentage of total net revenues, general and administrative expenses decreased to 14.6% for the quarter ended September 30, 2000, from 15.7% for the quarter ended September 30, 1999. The increase in general and administrative expenses in dollars is primarily attributable to an increase in the number of administrative, finance and human resources employees, and to the costs associated with being a publicly-held company. We expect general and administrative costs to increase in absolute dollars as we continue to expand our infrastructure and incur costs as a public company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.1 million, or 527%, from $200,000 in the third quarter of 1999 to $1.3 million in the third quarter of 2000. This increase is a result of significant additions of computer hardware and software for our web-based initiatives and for our increased personnel, and amortization of capitalized internal use software development costs. In the quarter ended September 30, 2000, the amortization expense related to capitalized internal use software development costs amounted to $837,000. There was no amortization of capitalized internal use software development costs in the quarter ended September 30, 1999.

         OTHER INCOME, NET. Other income, net increased by $645,000, or 2150%, from $30,000 in the quarter ended September 30, 1999, to $675,000 in the quarter ended September 30, 2000. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering.

         PROVISION FOR INCOME TAXES. We have incurred operating losses for all quarters in 1999 and 2000 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the quarter ended September 30, 2000.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES

         Net revenues increased by $10.0 million, or 72%, to $24.1 million for the nine months ended September 30, 2000 from $14.0 million for the nine months ended September 30, 1999. Product revenues increased by $2.4 million, or 35%, to $9.2 million for the nine months ended September 30, 2000 from $6.8 million for the nine months ended September 30, 1999. This increase is attributable to an increase in the average size of licenses sold, partially offset by a decrease in the number of software licenses sold, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of total net revenues, product revenues decreased to 38.1% for the nine months ended September 30, 2000 from 48.6% for the nine months ended September 30, 1999.

         Service revenues increased by $7.7 million, or 106%, to $14.9 million for the nine months ended September 30, 2000 from $7.2 million for the nine months ended September 30, 1999. As a percentage of total net revenues, service revenues increased to 61.9% for the nine months ended September 30, 2000 from 51.4% for the nine months ended September 30, 1999. This increase in service revenues both in dollars and as a percentage of total net revenues is attributable to the increase in software licenses for which maintenance and support fees are being earned, and to an overall increase in the number and size of professional service engagements, including implementation, business analysis and training.

COST OF REVENUES

         Cost of revenues increased by $8.3 million, or 238%, to $11.8 million for the nine months ended September 30, 2000 from $3.5 million for the nine months ended September 30, 1999. This increase is due to the increased number of employees in our professional services group, as well as increased costs related to subcontractor consultants working on our professional service engagements, which increased from $1.1 million in the nine months ended September 30, 1999 to $5.0 million in the nine months ended September 30, 2000. As a percentage of total net revenues, cost of revenues increased to 49.0% for the nine months ended September 30, 2000 from 24.9% for the nine months ended September 30, 1999. This increase in cost of revenues as a percentage of total net revenues is attributable to the increased level of service revenues, which typically generate lower margins than product revenues, and an increase in the personnel, both internal and subcontracted, within our professional services organization.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased by $12.1 million, or 271%, to $16.5 million for the nine months ended September 30, 2000, from $4.5 million for the nine months ended September 30, 1999. Excluding the one-time non-cash charge related to the warrants granted to Procter & Gamble, sales and marketing expenses increased by $9.5 million, or 213%, to $13.9 million for the nine months ended September 30. As a percentage of total net revenues, sales and marketing expenses, excluding the warrant charge, increased to 57.9% for the nine months ended September 30, 2000 from 31.8% for the nine months ended September 30, 1999. This increase in sales and marketing expense both in dollars and as a percentage of total net revenues is primarily the result of advertising, marketing and promotional materials related to our web-based initiatives, an increase in salaries and related costs because of an increase in the number of sales and marketing personnel, and increased participation at trade shows.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $4.8 million, or 94%, to $10.0 million for the nine months ended September 30, 2000 from $5.1 million for the nine months ended September 30, 1999. This increase is primarily due to an increase in research and development personnel and associated recruiting and training costs incurred to develop new software products within the CARS software suite. Additionally, subcontractor costs associated with the development of our Internet portal increased to $8.0 million in the nine months ended September 30, 2000 from $455,000 in the nine months ended September 30, 1999. Software development costs incurred to build our Internet portal were accounted for in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this Statement of Position, costs incurred during the preliminary project stage are expensed as incurred, and costs incurred during the application development stage are capitalized. Of the $8.0 million incurred in the nine months ended September 30, 2000, $3.4 million was expensed. As a percentage of total net revenues, research and development expenses increased to 41.5% for the nine months ended September 30, 2000 from 36.6% for the nine months ended September 30, 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $759,000, or 30%, to $3.3 million for the nine months ended September 30,

2000 from $2.6 million for the nine months ended September 30, 1999. As a percentage of total net revenues, general and administrative expenses decreased to 13.8% for the nine months ended September 30, 2000 from 18.3% for the nine months ended September 30, 1999. The increase in general and administrative expenses in dollars is primarily related to the addition of administrative, finance and human resources employees to support our increased sales, marketing and development activities, and to increased costs associated with being a publicly-held company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $2.3 million, or 444%, to $2.8 million for the nine months ended September 30, 2000 from $523,000 for the nine months ended September 30, 1999. This increase is a result of additions of computer hardware and computer software related to our increased personnel as well as the amortization of capitalized internal use software development costs. In the nine months ended September 30, 2000, the amortization expense related to capitalized internal use software development costs amounted to $1.8 million. There was no amortization of capitalized internal use software development costs in the nine months ended September 30, 1999.

         OTHER INCOME, NET. Other income, net increased by $730,000 to $829,000 for the nine months ended September 30, 2000 from $99,000 for the nine months ended September 30, 1999. This increase is primarily the result of an increase in interest income from higher cash balances in the nine months ended September 30, 2000, due to the net cash proceeds from our initial public offering.

         PROVISION FOR INCOME TAXES. We have incurred operating losses for all quarters in 1999 and 2000 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the nine months ended September 30, 2000. The tax provision of $281,000 in the nine months ended September 30, 1999 represents the reversal of a deferred tax asset previously recorded in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On July 13, 2000, we issued 7,500,000 shares of our common stock at an initial public offering price of $9.00 per share. On August 9, 2000 our underwriters exercised a 30-day option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. Net cash proceeds to us from the initial public offering and subsequent overallotment option exercise were approximately $70.7 million.

         From inception until our initial public offering, our capital and liquidity needs have been met, in large part, with the net proceeds from the private placement of debt and equity securities, cash flows generated from operations and through equipment lease financings.

         At September 30, 2000, we had cash and cash equivalents of $61.5 million and a net working capital surplus of $58.5 million. On September 30, 2000, we had no long-term or short-term debt, other than obligations under capital lease financings. During the three-month period ended September 30, 2000, we used a portion of our initial public offering proceeds to pay off the balance of $2.3 million owed on our revolving line-of-credit agreement with Silicon Valley Bank.

         On November 3, 2000, we signed an agreement to acquire Chi-Cor Information Management, Inc. for a purchase price of up to $14.8 million, including $4.9 million of cash and common stock valued at $4.9 million, and up to $4.6 million to be paid, subject to the satisfaction of certain performance criteria during 2001, half in cash and half in stock. In connection with the acquisition, the Company will assume Chi-Cor's liabilities of approximately $4.9 million and expects to incur transaction costs of approximately $450,000. We expect the acquisition to close on or about November 17, 2000, at which time we will use existing cash resources to pay the cash portion of the purchase price.

         Net cash used in operating activities for the nine months ended September 30, 2000 was $16.2 million, as compared to net cash used in operating activities of $1.2 million in the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net cash used in operating activities consisted primarily of our net loss of $19.6 million, as adjusted for depreciation and amortization of $2.8 million and $2.7 million in non-cash charges related to issuance of warrants, an increase in accounts receivable of $1.5 million, and a $804,000 decrease in unearned product revenue.

         Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2000 and $813,000 for the nine months ended September 30, 1999. Net cash used in investing activities for the nine months ended September 30, 2000 primarily reflects purchases of property and equipment, including approximately $4.7 million of capitalized internal use software development costs.

         Net cash provided by financing activities was $70.9 million for the nine months ended September 30, 2000, primarily from proceeds from our initial public offering. Net cash used in financing activities was $3,000 for the nine months ended September 30, 1999.

         We currently anticipate that our $61.5 million balance in cash and cash equivalents will be sufficient to meet our anticipated needs for working capital, capital expenditures, and company acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded product and service offerings and the success of these offerings once they are launched. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.


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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN 1999 AND 2000 AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

         We incurred net losses of approximately $5.2 million in the year ended December 31, 1999 and $19.6 million in the nine months ended September 30, 2000 and we had an accumulated deficit at September 30, 2000 of $25.3 million. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. Although we have been profitable in certain years, and although our revenues have grown, our business model is evolving and we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

OUR INTERNET INITIATIVES REPRESENT A NEW BUSINESS MODEL FOR US AND WE CANNOT BE CERTAIN THAT THESE INITIATIVES WILL GENERATE SIGNIFICANT REVENUES

         We launched our Internet initiative and began to market our Internet technology in February 2000. Until that time, our business model was focused principally upon the licensing of software products for a one-time license fee and providing related services to entities which maintain and manage the data necessary for contract management within their own information systems. Our Internet initiatives represent an extension of our existing business model for both us and our clients and, we cannot be certain that our clients will accept our business model and the manner in which we expect to charge for our products and services. In addition, our recent focus on our Internet initiatives has required, and will continue to require, a significant commitment of resources, including the attention of management and significant cash expenditures. If we cannot generate revenue on the basis we anticipate, we may not be profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

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

OUR METHOD OF ACCOUNTING FOR THE COSTS WE INCURRED IN CONNECTION WITH THE DEVELOPMENT OF OUR INTERNET PORTAL IS BASED ON OUR BUSINESS MODEL, AND IN THE EVENT OUR BUSINESS MODEL CHANGES, WE MAY BE REQUIRED TO INCUR A CHARGE AGAINST EARNINGS

         In accordance with generally accepted accounting principles, we have capitalized certain of our costs related to the development of imany.com, our proprietary Internet portal, and we are amortizing the capitalized costs over an estimated useful life of 24 months. In the event that our business model changes such that our portal is no longer deemed to have sufficient value to justify the then carrying value of the capitalized costs, we would be required to write off all, or a portion of, these capitalized costs. In such an event, our results of operations for the period in which we take such a charge could be materially adversely affected.

WE HAVE TWO MANAGEMENT LOCATIONS AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE TWO FACILITIES

         Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisition of Chi-Cor, we will have added a facility in Chicago, Illinois. As we grow, the geographic distance between these offices could make it more difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $24.1 million in the nine months ended September 30, 2000, and the number of our employees increased from 67 as of December 31, 1997 to 284 as of September 30, 2000. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls. We may not succeed in these efforts. Our failure to expand and integrate these systems in an efficient manner could prevent us from successfully implementing our business model. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY AND FACTORS WHICH ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

         Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. In the first nine months of 2000, two customers, Premier, Inc. and Boehringer Ingelheim, accounted for approximately 32 percent and 10 percent, respectively, of our total revenues. As a result, demand for our solutions could be affected by any factors which could adversely affect the demand for healthcare products which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors which may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET HAVE NOT YET RESULTED IN SIGNIFICANT REVENUE, AND WE CANNOT BE SURE THAT OUR INITIATIVES IN THESE OTHER MARKETS WILL BE SUCCESSFUL

         As part of our growth strategy, we have begun initiatives to sell our products and services in markets other than the healthcare market, including the food and beverage, commercial products, building products, electronics, agricultural/chemical, retail and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have recently entered into a strategic relationship with Procter & Gamble, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products industry. In connection with our efforts in other industries, it will be necessary for us to hire additional personnel with expertise in these other markets.

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

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

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

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, WE MAY HAVE DIFFICULTY INTEGRATING THOSE NEW TECHNOLOGIES OR BUSINESSES

         We have agreed to acquire Chi-Cor, which is located in Chicago, Illinois. Any other company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate those employees, technologies and products and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY NON-CASH CHARGES

         On November 3, 2000, we signed an agreement to acquire Chi-Cor. In connection with the accounting for the acquisition of Chi-Cor or any future acquisition, we expect to record a significant amount of intangible assets, the amortization of which will adversely affect our results of operations in future periods. In addition, we expect to record a significant charge for a write-off of the purchase price of Chi-Cor as in-process research and development.

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

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

         The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets, professional services organizations and Internet-based merchants offering healthcare and other products through online catalogs. In addition, we encounter competition for our contracting portal from other Internet-based exchanges, including exchanges established by manufacturers of healthcare products. Our competitors vary in size and in the scope and breadth of products and services offered. We anticipate increased competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect our revenues and margins.

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

         As of September 30, 2000, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at September 30, 2000 amounted to 6.28 percent.

                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Modification of Constituent Instruments

         None

(b)  Change in Rights

         None

(c)      Changes in Securities

         During the quarter ended September 30, 2000, the Company issued an aggregate of 88,417 shares of its common stock upon the exercise of outstanding options to purchase common stock. Those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

         On March 5, 2000, the Board of Directors authorized a 2.5-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split was effected on July 11, 2000 by distribution to each stockholder of record of 2.5 shares of common stock for each share of common stock held.

(d)      Use of Proceeds

         The Company continues to use the proceeds of its initial public offering as set forth in its statements of cash flow.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The exhibits listed on the Exhibit Index are filed herewith.

         (b) We did not file a current report on Form 8-K during the quarter ended September 30, 2000. On November 8, 2000, we filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the agreement to acquire Chi-Cor Information Management, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 I-MANY, INC

Date:  November 14, 2000         By:          /s/ Philip M. St. Germain
                                          ---------------------------------
                                          Philip M. St. Germain
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
10.1                Agreement and Plan of Merger and Reorganization, dated
                    November 3, 2000, by and among the Registrant, Cimian
                    Corporation, Chi-Cor Information-Management, Inc., certain stockholders of Chi-Cor, and Karl F. Effegen, as agent for the stockholders.

27.1                Financial Data Schedule
