Form 10-K
period 2000-12-31
I MANY INC
filed 2001-04-02
CIK 1104017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-30883

                           --------------------------

                                  I-MANY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     01-0524931
    (State or other jurisdiction of             (IRS Employer Identification Number)
     incorporation or organization)

          537 CONGRESS STREET                                04101-3353
               5TH FLOOR                                     (Zip Code)
            PORTLAND, MAINE
(Address of principal executive offices)

                                 (207) 774-3244
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        Common Stock, $0.0001 par value

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 15, 2001, 33,242,266 shares of the registrant's common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock in the Nasdaq National Market on March 15, 2001) was approximately $360 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  I-MANY, INC.
                                   FORM 10-K
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

ITEM                                                                PAGE NO.
----                                                                --------
                                   PART I
1.    Business....................................................      2
2.    Properties..................................................     14
3.    Legal Proceedings...........................................     15
4.    Submission of Matters to a Vote of Security Holders.........     15
4A.   Executive Officers of the Registrant........................     15

                                  PART II

5.    Market for Registrant's Common Equity and Related                16
        Stockholder Matters.......................................
6.    Selected Consolidated Financial Data........................     16
7.    Management's Discussion and Analysis of Financial Condition      18
        and Results of Operations.................................
7A.   Quantitative and Qualitative Disclosures About Market            29
        Risk......................................................
8.    Financial Statements and Supplementary Data.................     30
9.    Changes in and Disagreements with Accountants on Accounting      56
        and
        Financial Disclosure......................................

                                  PART III

10.   Directors and Executive Officers of the Registrant..........     56
11.   Executive Compensation......................................     56
12.   Security Ownership of Certain Beneficial Owners and              56
        Management................................................
13.   Certain Relationships and Related Transactions..............     56

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form      56
        8-K.......................................................
      SIGNATURES..................................................     58

                                     PART I

ITEM 1. BUSINESS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Certain Factors That May Affect Future Results" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our prospectus dated July 13, 2000 by the SEC and in our Form 10-Q for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000.

OVERVIEW

    We provide software and Internet-based solutions and related professional services that allow our clients to more effectively manage their business-to-business relationships. Our clients include supply chain participants in different vertical markets who engage in business-to-business commerce, such as manufacturers, distributors, demand aggregators, retailers, public and private business-to-business ecommerce exchanges and purchasers. Our proprietary applications are designed to help our clients:

    - Identify potential business relationship partners and assess the financial impact of potential new business relationships;

    - Manage business relationships among supply chain participants, including by allowing them to:

       - Negotiate and structure business relationships, such as purchase contracts that contain complex pricing provisions including special promotions, rebates and chargebacks, and that incorporate data such as purchase volume and increases in manufacturers' market share;

       - Track the achievement of goals under such business relationships and establish amounts to be paid or rebated between supply chain partners; and

       - Evaluate the effect of particular contract provisions and special promotions upon profitability and market share.

    - Resolve existing or potential disputes among supply chain participants regarding:

       - Contract terms and conditions, achievement of performance based incentives, including pricing and eligibility for favorable contract terms and other incentives; and

       - Non-contract issues such as the actual quantity, quality and condition of purchased goods when received.

    Our applications facilitate the resolution of disputes among supply chain participants by automating the process of retrieving and isolating transaction data and making the data accessible to all parties to the relationship.

    Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. To date, the majority of our sales have been to parties involved in the purchase, sale and distribution of healthcare supplies and pharmaceutical products, including manufacturers, purchasers, group purchasing organizations and distributors. Our products are currently used by more than 150 clients, including eight of the largest ten and 16 of the largest 20, pharmaceutical manufacturers, ranked according to annual revenues. Our healthcare industry clients include Bayer, Boehringer Ingelheim, Premier, Inc. and Glaxo Wellcome. One of these three clients, Premier, Inc., accounted for more than 10% of our revenues in 2000.

    We are seeking to expand our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries. We are also targeting customers in the electronics, bulk chemicals, building products and agricultural-chemical industries, although we have not yet recognized revenues from sales in these industries. In 1999 and 2000, approximately 5% and 4%, respectively, of our revenues were generated by sales to a single customer in the beverage distribution industry.

    We deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers, our proprietary imany.com portal, which serves as an Internet-based marketplace through which we can offer a range of web-based services, and the licensing of technology to enable our clients to establish their own public portals and exchanges. We believe that our Internet technology will enable our clients and their customers to access historical sales volume and pricing data on a real-time basis, permitting them to make timely and informed decisions about the effectiveness of their purchasing contracts and the eligibility of purchasers for rebates, chargebacks and other pricing incentives.

BUSINESS DEVELOPMENTS

    On July 13, 2000, we completed an initial public offering of our common stock. Net proceeds from the offering and subsequent over-allotment exercise were $70.7 million. On November 16, 2000, we acquired all the outstanding capital stock of Chi-Cor Information Management, Inc., a leading provider of trade funds and deduction management systems. On January 25, 2001, we acquired all of the outstanding capital stock of Vintage Software, Inc., which markets a competing product to mid-market pharmaceutical companies. On March 2, 2001, we acquired all of the outstanding capital stock of Intersoft International, Inc., which markets software to companies and brokers in the food service industry.

    In 2000, we expanded our efforts to market our products and services to new vertical markets. For example:

    - In May 2000, we entered into a strategic relationship with The Procter & Gamble Company, pursuant to which Procter & Gamble has designated us as their exclusive provider of purchase contract management software for their commercial products group, which includes food service, office coffee service, vending and janitorial/sanitation products. Procter & Gamble has agreed to promote our products to other participants in the commercial products market. As part of our agreement with Procter & Gamble, we granted them warrants to purchase our stock.

    - Our acquisition of Chi-Cor Information Management, Inc. in November 2000 has provided us with accepted products and expertise in the market for collaborative trade funds and deductions management. Chi-Cor's products include the Trade Funds Management System-TM-, Deductions Management System-TM- and SettleLink,net-SM-, the first Internet-based exchange for collaborative trade funds and deductions management. Chi-Cor has customers in a variety of vertical markets, including the consumer packaged goods, chemicals, electronics, building products, pharmaceuticals and apparel makers.

    - In October 2000, we signed an agreement with Distribution Market Advantage, Inc., a leading sales and marketing company in the foodservice industry, pursuant to which we agreed to develop a contract portal to enable key participants in the supply chain to more easily manage their contracts and trade programs as they buy, sell and distribute foodservice products. In addition, we signed an agreement in October 2000 with the Hale Group, a leading foodservice industry strategy consulting firm, which will help us determine market needs and how to approach the industry with its foodservice contract and program management solutions. Also, our March 2001 acquisition of Intersoft International, Inc. has provided us with additional market expertise and a suite of products for foodservice brokers.

INDUSTRY BACKGROUND

    While existing e-commerce solution providers have focused on automating various aspects of the purchasing process, including developing inventory and supply chain management software and establishing connectivity between purchasers and sellers of goods, we believe that existing solutions are limited in their ability to manage relationships among supply chain participants. In particular, supply chain participants frequently use complex purchasing contracts to facilitate the purchasing of goods and services. These complex contracts are agreements among supply chain participants, such as manufacturers, distributors, demand aggregators such as buying groups and the end users of goods and services. These contracts allow purchasers to receive lower prices, discounts, volume rebates, training, maintenance and other non-price incentives based upon multiple factors, including:

    - total volume of products purchased;

    - overall sales of particular products;

    - duration of the contract;

    - number of parties to the contract;

    - number of products covered by the contract; and

    - the purchaser's demographic characteristics.

    We believe that business-to-business relationships will increasingly be characterized by complex contractual relationships that provide for price and non-price incentives based on diverse factors rather than purchasing based solely on purchase orders.

    The task of administering these contracts, which often includes manual data entry and the use of existing enterprise resource planning software, is highly labor intensive, costly and often yields unreliable results. Existing legacy software products, including enterprise resource planning solutions, are often difficult to implement and maintain. Often, these systems do not have the functionality, flexibility, ease of modification, and interoperability with diverse data formats required to address a wide variety of contracts and to respond to frequent changes in these contracts. In addition, users of these systems often find it difficult to configure the systems rapidly enough to permit their use during the negotiation of a contract. Finally, existing systems often lack the ease of use and universal access available from modern Internet applications.

    In addition, we believe that due to the high initial cost of software licenses for existing enterprise resource planning software, many manufacturers avoid the use of contract purchasing altogether, placing them at a disadvantage relative to their competitors.

THE BUSINESS-TO-BUSINESS MARKETPLACE

    We believe that the growth of business-to-business e-commerce will be characterized by the increasing use of contract purchasing agreements between supply chain participants. In the consumer goods, food products, healthcare and other industries where complex purchase contracts are used, the process of determining the availability of incentives under these contracts is done often using paper-based or legacy computer systems which are unsuitable for managing the volume and complexity of purchasing. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by the purchaser. Administering these chargebacks and rebates results in high administrative costs and disputes involving substantial amounts of money.

    SUPPLY CHAIN PARTICIPANTS. The business-to-business supply chain includes the following participants:

    - MANUFACTURERS of products that use business-to-business relationships, including contracts, to establish favorable prices, assure a reliable channel of distribution and offer incentives to achieve their marketing goals;

    - DISTRIBUTORS that purchase goods for resale according to the terms of the contracts negotiated between manufacturers and demand aggregators.

    - DEMAND AGGREGATORS AND OTHER INTERMEDIARIES representing groups of purchasers. Demand aggregators, such as group purchasing organizations in the healthcare industry and buying cooperatives in the consumer products and food service industries, aggregate their members' demand for products to obtain favorable pricing terms for them. Demand aggregators typically receive monthly fees from their members or receive a percentage of all transactions negotiated on their constituents' behalf;

    - PURCHASERS and retailers of products under contracts negotiated on their behalf by demand aggregators or other intermediaries; and

    - BUSINESS-TO-BUSINESS E-COMMERCE EXCHANGES that allow supply chain participants to establish business relationships using the Internet.

    COMPLEXITY OF CONTRACT PURCHASING. In the healthcare, consumer goods, food products and other industries, purchasing contracts typically contain pricing incentives designed to meet the particular goals of manufacturers and purchasers. The price of any particular product purchased under a typical contract may vary substantially, depending upon, among other things, external factors, such as a manufacturer's market share and the purchaser's demographic characteristics, and highly specific factors such as the number of units of a particular product consumed during a specified time period.

    Contracts are often negotiated on behalf of a large number of purchasers and include pricing incentives, which often result in different prices for otherwise similarly-situated purchasers, based on the purchasers' achievement of, or failure to achieve, certain volume-related goals under the contract.

    While many purchase contract variations exist, there are two fundamental types of pricing incentives in the purchase contract environment: chargebacks and rebates. Chargebacks are generally used in connection with contracts between manufacturers and demand aggregators. Eligible members of a demand aggregator, such as a group purchasing organization or buying cooperative, order products either directly from the manufacturer or, more commonly, through a large distributor. When a product is ordered through a distributor, the distributor must sell the item at the price which is negotiated between the manufacturer and the demand aggregator. Often, the distributor is asked by the manufacturer to sell to the member at a price which is lower than the price the distributor paid the manufacturer. In these cases, the distributor attempts to verify the eligibility of the member to receive the lower contract price and if the purchaser is eligible, the distributor seeks to recoup, or chargeback, from the manufacturer, the difference between the distributor's cost and the lower contract price. Given the large volume of purchases under these contracts, constantly changing membership in demand aggregators, complicated eligibility requirements and disparate information systems involved, it is not uncommon for manufacturers, purchasers, demand aggregators, and distributors to calculate significantly different chargebacks, resulting in disputes among the parties. A chargeback is also known as a "deviated billing" in other industries.

    The second type of pricing incentive is a rebate. Typically, rebate provisions entitle a purchaser to a return of a portion of the purchase price based on the volume of product purchased. Rebate provisions are common in contracts between manufacturers and large volume purchasers. Manufacturers generally adopt this kind of agreement in order to further their marketing objectives. For example, manufacturers often pay rebates based on increases in their market share. In order to determine the applicability of that kind of provision, the parties must refer to external market share data. As with chargeback contracts, the complicated task of administering rebate-based contracts often results in high administrative costs and disputes involving substantial amounts of money.

    ADMINISTRATIVE DEMANDS OF CONTRACT PURCHASING. As a result of the intricacies of contract purchasing, the administration of purchase contracts is difficult and expensive. Among other things, each participant in the supply chain must be able to:

    - monitor the impact of different pricing strategies;

    - process enormous volumes of data related to invoices, inventory, shipments and market share;

    - validate purchasers' eligibility for agreed-upon rebates and distributors' eligibility for chargebacks; and

    - integrate pricing, inventory, market share and other data relevant to the contract with existing enterprise resource planning and other management systems.

THE I-MANY SOLUTION

    We provide software and Internet-based solutions and related professional services that allow our clients to manage complex contract purchasing arrangements.

    Key components of our solution include:

    COMPLETE OFFERING OF CONTRACT MANAGEMENT CAPABILITIES. Our solutions provide our clients with the broad range of features they need to efficiently negotiate, manage and analyze their purchase contracts, including:

    - Internet capabilities, including our Internet portal, which enable manufacturers to promote their products, allow purchasers to become knowledgeable about their product options and facilitate the matching of manufacturers with demand aggregators, purchasers and distributors for the negotiation of contracts;

    - Comprehensive software which provides real-time access to relevant contract data, thereby enabling users to better understand the impact of contract terms and their purchase decisions; and

    - Sophisticated analysis tools which enable contracting parties to see the effects of their special promotions.

    By providing this broad functionality, we eliminate the need for the users of our solutions to combine often incompatible software from multiple vendors, thereby decreasing costs and implementation time and enhancing reliability.

    FLEXIBLE PRODUCT OFFERINGS. We deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers in return for a subscription fee, our proprietary imany.com portal which serves as an Internet-based marketplace through which we can offer a range of web-based services, and the licensing of technology to enable our clients to establish their own private or public portals and exchanges. We have designed these product offerings to provide our clients with significant flexibility in the manner in which they can establish our products for use, and in their payment options. For example, through imany.com, we offer a comprehensive web-hosted contract management service. We provide our solutions on an application service provider basis, for which we charge our clients a subscription fee. Manufacturers, purchasers, demand aggregators and distributors can access key contract data, such as quantities purchased and the contract pricing structure, in real-time using standard Internet browsers, for which we may be paid administrative fees for establishing the contracts and a subscription fee for access to our software. In addition, we are offering to license our proprietary technology to other business-to-business exchanges to enable contract purchasing and contract relationship management through their websites. To date, revenues derived from hosting, web-based offerings and licensing of technology have not been significant.

    ENHANCED TRANSACTIONAL EFFICIENCY. Our solutions help reduce transaction costs and increase the efficiency and reliability of the purchasing process. By using our solutions:

    - manufacturers may accurately evaluate the effectiveness of their pricing initiatives on a real-time basis;

    - distributors may calculate and process chargebacks more quickly, improving their cash flow;

    - purchasers may evaluate their eligibility for rebate programs; and

    - intermediaries can more readily obtain product and pricing information from participating manufacturers, thereby enabling them to negotiate contracts on behalf of their members more efficiently.

    This increased efficiency enables all parties to increase the quality of the purchasing process and redeploy personnel and other resources currently allocated to contract administration. In addition, by simplifying and accelerating the processing of chargeback and rebate transactions, our solutions promote more predictable cash flow and proper accounting treatment.

    BROADER ACCESS TO THE BENEFITS OF CONTRACT PURCHASING. Our subscription-based pricing model permits smaller manufacturers and distributors to enjoy the benefits of contract-based pricing without large up-front cash outlays for license fees. Because we offer centralized data storage on our servers, our clients do not need to purchase expensive, maintenance-intensive servers and data storage equipment or to hire additional staff to maintain that equipment.

BUSINESS STRATEGY

    Our objective is to become the leading provider of business-to-business solutions that enable our clients to effectively manage their supply chain relationships. To achieve this objective, we are pursuing the following strategies:

    TARGET NEW VERTICAL MARKETS. We believe that the purchase contracting practices in many other industries are similar to those in the healthcare market. Other industries with similar practices include food and beverage, building products, electronics, agricultural/chemical products and retail. We believe that our solutions are readily adaptable to these additional markets. For example, in May 2000, we entered into a strategic relationship with Procter & Gamble to introduce our solutions to the commercial products market, and we believe our acquisition of Chi-Cor Information Management, Inc. provides us with opportunities in the consumer packaged goods, chemicals, electronics, building products, pharmaceuticals and apparel markets. We are exploring additional markets, and, if appropriate, expect to develop the necessary industry expertise to support our entry into such markets.

    BUILD UPON OUR STRENGTH IN THE HEALTHCARE MARKET. We provide contract management solutions and services to many of the largest pharmaceutical manufacturers and other healthcare companies. As a result of our experience in this market, we have acquired extensive industry knowledge of and experience with contracting practices and the relationships among healthcare industry participants. We believe that we have a reputation as a quality provider of complex contract management services and that we will be able to build upon that reputation and our extensive industry knowledge to offer additional services to our existing client base, and to attract new clients in the healthcare industry as well as other industries.

    PROMOTE OUR INTERNET TECHNOLOGY FOR BUSINESS-TO-BUSINESS E-COMMERCE. We intend to promote and license our technology infrastructure to other business-to-business exchanges to enable contract purchasing through their websites. This will enable us to expand our client base to include clients in markets with which we are currently not well acquainted.

    CONTINUE TO LEVERAGE OUR PROPRIETARY INTERNET PORTAL, I-MANY.COM, TO DELIVER A WIDE RANGE OF WEB-BASED SERVICES DESIGNED TO HELP COMPANIES MANAGE THEIR SUPPLY CHAIN RELATIONSHIPS. We are extending the services offered to our customers through I-many.com as a portal to facilitate the creation, management and analysis of business-to-business supply chain relationships. We launched the portal in February 2000 primarily as a marketplace for trading partners in the healthcare industry. We are broadening the scope of imany.com to enhance its applicability to all industries where contract- and program-based sales are the norm, and we are seeking to increase the number of manufacturers that list their product offerings through imany.com and attract additional supply chain participants. As of December 31, 2000, over 50 manufacturers have signed contracts to list their product offerings through imany.com.

    INCREASE SALES AND SUPPORT EFFORTS. We intend to increase significantly our direct sales and support forces to facilitate our growth. We are seeking to promote the awareness of the I-many brand through an aggressive advertising and marketing campaign, including participation in trade shows and the placement of advertisements in key industry publications.

    MAINTAIN A TECHNOLOGICAL LEADERSHIP POSITION. We seek constant feedback from our clients to understand their needs during both the implementation and post-implementation stages. Following implementation, we meet with our clients to identify their needs. The feedback from these focus groups serves as a basis for product upgrades. We believe that, by closely partnering with and listening to our clients, we will continue to develop our products so that they deliver the highest value.

    SELECTIVELY PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. We intend to pursue a selective acquisition strategy as opportunities arise to complement our product offerings, extend our service capabilities and expand the features on our website. In addition, we intend to enter into strategic relationships as opportunities arise, to help us develop and market our products and services more effectively. We completed our acquisitions of Chi-Cor Information Management, Inc. in November 2000, Vintage Software, Inc. in January 2001 and Intersoft International, Inc. in March 2001.

PRODUCTS AND SERVICES

    PRODUCTS

    The components and features of our products are designed to address particular business areas, which in combination we refer to as "Trade Relationship Management." To date, substantially all of our revenues have been derived from the sale of software licenses to healthcare manufacturers and from the provision of related professional services, representing 95% of our revenues in 1999 and 97% of our revenues in 2000. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users and the size of the client. In 2000, our clients paid us license fees ranging from approximately $13,000 to approximately $2,400,000.

    Our products give demand aggregators and manufacturers access, through our software, to product data provided by manufacturers and to product and pricing offerings. Thus, through our products, the data that affect the pricing and other terms in these complex purchasing contracts are available to the parties before they negotiate. Because this contract information is at their disposal, the demand aggregators are better able to negotiate on behalf of, and receive more favorable terms for, their members. The demand aggregators, however, do not share information about one member's individual contracts with other members. In addition, our products enable the respective parties to the contracts to monitor sales under the contract for purposes of qualifying the purchasing parties for rebates and chargebacks and calculating the rebate or chargeback. This process of automating the paper trail can save contracting parties significant time and money.

    The following is a list of our principal contract management and trade relationship management software products:

    CONTRACT ADMINISTRATION AND REPORTING SYSTEM, OR CARS/IS is a suite of software products that enables businesses to model the terms of their purchasing contracts, process data to determine pricing and evaluate contract performance, and manage the overall adjudication of rebates and chargebacks due under the contracts. CARS/IS allows users to manage a wide variety of contract pricing mechanisms, including rebates, chargebacks, and promotions. CARS/IS is used by 16 of the largest 20 pharmaceutical manufacturers, ranked according to annual revenues.

    CARS/MEDICAID is a healthcare-specific, ready-to-install software solution that automates the management and clerical tasks of the federally-mandated Medicaid Drug Rebate Law. The system processes data and calculates rebates and payments for both federal and state rebate programs. CARS/ Medicaid provides the capability to track and resolve disputes, and is designed to assist users to comply with applicable federal and state government regulations.

    CARS/ANALYTICS provides sophisticated analyses and reporting across a spectrum of sales and contract management processes. CARS/Analytics uses the information generated by CARS/IS and third party information sources through a specific data application in CARS/IS to generate analyses and reports which are designed to enable users to determine the estimated profitability of contract business strategies and to examine key contract and sales performance measurements and trends.

    ENTERPRISE PROMOTIONS MANAGER is a solution for the management and reporting of critical and complex trade promotion and sales management activities in consumer goods industries. We are also in the process of building additional modules and products for the consumer goods market, including a module which will facilitate the management and reconciliation of advances and accruals, as well as an analytical product designed to quickly create reports on key performance drivers such as trade promotion effectiveness, customer profitability and brand performance.

    DEDUCTION MANAGEMENT SYSTEM (DMS) enables supply chain partners across industry and geographical boundaries, including in the healthcare and consumer products goods markets, to manage deductions reflected in their business-to-business invoices, including those arising as a result of wrong prices, wrong quantities, wrong products, damaged goods, promotional discount or otherwise. DMS monitors chargebacks, write-offs, offsets to credit/promotions, and split deductions.

    TRADE FUNDS MANAGEMENT SYSTEM (TFMS) is a sophisticated, Internet-based solution designed to empower sales and marketing departments, along with remote sales agents, to create, distribute, manage, monitor, and track simultaneous campaigns and promotions across products, categories, accounts, and regions--all via the Internet. By utilizing TFMS, updates are immediate, trade deal changes are live, brokers enter commitments on-line, and deductions can be cleared immediately. Key features of TFMS include account planning and forecasting; deal management and analysis; promotional planning and lift analysis; product/customer reporting; Internet communications to control budgeting, allocations, commitments, and settlement; and Internet-based triggering of payments via accounts payable request, credit memo, or deduction.

    SETTLELINK.NET enables all supply chain participants to proactively and collaboratively identify and resolve settlement issues via the Internet. By enabling trading partners to collaborate over the Internet, Settlelink.Net reduces the time and costs involved in matching invoices and payments, promotions and deductions, rebates, claims and other exceptions. Settlelink.Net enables trading partners to link trade promotions to deductions, manage returns and unsaleables information, use collaborative action profiles to resolve deductions, and generate reports to analyze customer performance.

PROFESSIONAL SERVICES

    Our professional services group provides implementation and deployment services, training and customer support and consulting services. At
December 31, 2000 this group comprised 109 I-many employees and is augmented by outside consultants whom we have trained.

    CONSULTING SERVICES. We work with our clients before, during and after installation of our solution to optimize the functionality of the system. These services include project planning and management, business process analysis, integration with clients' enterprise resource planning systems and quality assurance. Our goal is to empower our clients with the knowledge and confidence to independently operate, refine and develop their systems.

    DEPLOYMENT SERVICES. Our deployment services include pre-installation planning, on-site installation, upgrade services, system testing, database administration support and professional service support.

    EDUCATIONAL SERVICES. We offer training programs and business analysis services for those persons within the client organization responsible for utilizing our solutions, such as contract administrators. In addition, we offer user group meetings to enable customers to learn about product directions and influence our future products.

    CUSTOMER SUPPORT. We offer comprehensive maintenance and support services, including 24 hours a day, 7 days a week customer service, documentation updates and new software releases.

LICENSES OF OUR INTERNET TECHNOLOGY

    We are exploring opportunities to license the technology underlying our I-many.com portal to other Internet-based business-to-business exchanges in order to enable us to reach new markets. To date, we have not recognized revenues from such licenses.

CUSTOMERS

    Our primary market has been enterprises within the healthcare industry. We have approximately 150 clients, approximately one-half of which are pharmaceutical and/or medical products companies. We also have recently sold our solutions to other participants in the healthcare purchasing process, including a major group purchasing organization, wholesale distributors, and managed care organizations.

    Moreover, we have sold our products to a beverage manufacturer and a manufacturer of consumer products. And through our acquisition of Chi-Cor Information Management, Inc., we added clients from a variety of industry segments. During 1999, approximately 11% of our revenue was derived from a single client, Pfizer, Inc. and during 2000, one customer, Premier, accounted for approximately 29% of our revenues. Other than the foregoing, none of our clients accounted for more than 10% of our revenues in 1998, 1999 or 2000.

    Our clients include the following:

                                 MANUFACTURERS

3M Pharmaceuticals, a division of Minnesota
  Mining and Manufacturing Co.
Alcon Laboratories, Inc.
Allergan Inc.
Alpharma, Inc.
Altana Inc.
Bausch & Lomb Pharmaceutical, a division of
  Bausch & Lomb Inc.
Baxter Healthcare Corporation
Bayer Corporation
Ben Venue Pharmaceuticals
Boehringer Ingelheim Corporation
Centocor, Inc.
DuPont Pharmaceuticals Company
Dura Pharmaceuticals, Inc.
Faulding Inc.
Galderma Laboratories, Inc.
Genentech, Inc.
Glaxo Wellcome Inc.
Halsey Drug Company, Inc.
Immunex Corporation
King Pharmaceutical

Knoll Pharmaceutical Company
Mallinckrodt, Inc.
Mylan Pharmaceuticals, Inc.
Novartis Opthalmics
Novo Nordisk Pharmaceuticals, Inc.
Nycomed-Amersham, Inc.
PepsiCo., Inc.
Pharmacia Corporation
The Procter & Gamble Company
Purdue Pharma, L.P.
Roche Laboratories Inc.
Sanofi Synthelabo, Inc.
Sepracor Inc.
Solvay Pharmaceuticals, Inc.
Takeda Pharmaceuticals North America
UCB Pharma, Inc.
Whitehall-Robins Healthcare, a division of
  American Home Products
Wyeth-Ayerst Pharmaceuticals
Zenith-Goldline Pharmaceuticals

          DISTRIBUTORS, PURCHASERS AND GROUP PURCHASING ORGANIZATIONS

           Abbott Laboratories, Inc.
           Bergen Brunswig Corporation
           California Physician Services, d/b/a/ Blue Shield of California TDI Managed Care Services, Inc., d/b/a/ Eckerd Health Services Integrated Pharmaceutical Services
           New Health Exchange
           Premier, Inc.

    Customers of our Chi-Cor operation include the following:

Anchor Food Products, Inc.
Barilla America, Inc.
Baumer Foods, Inc.
Beatrice Group, Inc.
Boca Burger, Inc.
Charles D. Owen Manufacturing Co.
C.H. Guenther & Son, Inc.
Chinin USA
Cobra Electronics Corporation
Cole Haan
Cooper Lighting
Daisy Brand, Inc.
Del Monte Foods, USA
Estee Lauder
Eastman Chemical
Frederick Goldman, Inc.
Furman Foods, Inc
H.J. Heinz
Hershey
Keebler Foods Company, Inc.
Heyman Corporation
Humphreys Inc.
ICON Health & Fitness, Inc.
Inverness Medical, Inc.
Irving Tissue
Kikkoman International Inc.

Kiss Products, Inc.
Land O'Lakes, Inc.
Lenox, Inc.
Lipton
Liz Claiborne
Malt-O-Meal Company
Newman's Own, Inc.
Novopharm USA
NuTone Inc.
Ocean Spray Cranberries
Olympus America Inc.--
  Consumer Products Group
Potlatch Corporation
Southern Wine & Spirits of America
STA-RITE Industries, Inc.
The Campbell Group
The Dial Corporation
The Eureka Company
The Turkey Store Company
Tone Brothers, Inc.
Tree Top, Inc.
U.S. Gypsum
WestFarm Foods
WestPoint Stevens Inc.

SALES AND MARKETING

    We market our software and services primarily through a direct sales force. As of December 31, 2000, our sales force consisted of a total of 50 employees, including 24 national account executives and 26 sales support employees. We intend to continue to increase substantially the size of our sales force as we seek to expand the market for our products and services. In addition, we are seeking to enhance the productivity of our direct sales force by hiring additional support personnel. Competition for qualified sales personnel is intense and there can be no assurance that we will be able to attract such personnel. If we are unable to hire additional qualified sales personnel on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

TECHNOLOGY AND PRODUCT DEVELOPMENT

    Since our inception, we have made substantial investments in product development. We believe that our future financial performance depends on our ability to maintain and enhance our current products and develop new products. Our research and development expenses were approximately $2.3 million in 1998, $8.2 million in 1999, and $12.8 million in 2000.

    As of December 31, 2000, we employed 101 people in our product development organization who are responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and project management. Members from each discipline, along with a product marketing manager from our marketing department, form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups and attends our yearly user conference. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

COMPETITION

    The contract management software market is subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, professional services organizations and Internet-based merchants offering healthcare products through on-line catalogs.

    Similarly, the market for the Internet-based solutions we offer is subject to rapid change and competition. We may encounter competition from the operators of Internet portals now in existence or from buying and selling consortiums that develop their own web-based exchanges, including buyers and sellers of healthcare products.

    We believe that the principal competitive factors affecting our market include product reputation, functionality, ease-of-use, ability to integrate with other products and technologies, quality, performance, price, customer service and support and the vendors' reputation. Although we believe that our products currently compete favorably with regard to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

    Many of our competitors and potential competitors have greater resources than we do, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of our competitors can devote greater managerial or financial resources than we can to develop, promote and distribute contract management software products and provide related consulting, training and support services. We cannot assure you that our current or future competitors will not develop products or services which may be superior in one or more respects to ours or which may gain greater market acceptance. Some of our competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with us. It is likely that new competitors will emerge and rapidly acquire market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition. See "Certain Factors That May Affect Future Results--We have many competitors and potential competitors and we may not be able to compete effectively."

INTELLECTUAL PROPERTY AND LICENSES

    We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. In addition, we have filed applications for patent protection with respect to certain aspects of our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure investors that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

    We are not aware that any of our products infringe the proprietary rights of third parties. We cannot assure investors, however, that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

    From time to time, we license software from third parties for use with our products. We believe that no such license agreement to which we are presently a party is material and that if any such license agreement were to terminate for any reason, we would be able to obtain a license or otherwise acquire other comparable technology or software on terms and on a timetable that would not be materially adverse to us.

EMPLOYEES

    As of December 31, 2000, we had a total of 348 employees, of whom 181 were based in Portland, Maine, 67 were based at our sales and marketing headquarters in Edison, New Jersey, 34 were based at our Chi-Cor subsidiary in Chicago, Illinois, and 66 worked at remote locations. Of the total, 118 were in operations and development, 83 were in sales and marketing, 109 were in professional services, and 38 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Certain Factors That May Affect Future Results--We rely significantly on certain key individuals and our business will suffer if we are unable to retain them."

ITEM 2. PROPERTIES

    Our development, customer support, administrative and operating offices are located in approximately 56,000 square feet of leased office space located in Portland, Maine under leases expiring in 2003. We also lease approximately 17,000 square feet of office space for executive, sales, marketing and consulting personnel in Edison, New Jersey under leases expiring in 2003 and 2009. Pursuant to our Chi-Cor acquisition, we lease approximately 12,000 square feet of office space in Chicago, Illinois under a lease expiring in 2009.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material pending litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of I-many and other key employees and their ages as of December 31, 2000 are as follows:

NAME                            AGE                            POSITION(S)
----                          --------                         -----------
A. Leigh Powell.............     39      President, Chief Executive Officer
Philip M. St. Germain.......     64      Chief Financial Officer, Treasurer
Terrence M. Nicholson.......     44      Chief Operating Officer
Timothy P. Curran...........     33      Executive Vice President
Steven I. Hirschfeld........     37      Vice President, Sales
Thomas Mucher...............     42      Vice President, Professional Services

    A. LEIGH POWELL has served as our president and chief executive officer since July 1999. From February 1998 to July 1999, Mr. Powell served as our vice president of marketing and as our chief operating officer. From January 1997 to February 1998, he served as vice president of business alliances for Think Systems/I2 Technologies, a supply-chain software company. From January 1996 to January 1997, Mr. Powell worked as a vice president for American Software, a supply-chain software company. From March 1985 to December 1995, Mr. Powell worked as a business consultant for Andersen Consulting, a management consulting firm. Mr. Powell received his M.B.A. and B.S. from Virginia Polytechnic Institute and State University.

    PHILIP M. ST. GERMAIN has served as our chief financial officer since September 1997, and as a director since July 1999. From 1986 until joining I-many, Mr. St. Germain worked as an independent consultant for, and provided financial management services to, early stage high technology companies.
Mr. St. Germain received a J.D. from Boston College Law School and a B.A. from Boston College.

    TERRENCE M. NICHOLSON has served as our chief operating officer since
August 1999. From February 1996 to August 1999, Mr. Nicholson served as director of information technology at Mallinckrodt, Inc, a manufacturer of medical devices. From February 1995 to February 1996, Mr. Nicholson served as program executive of NCR Corp., a manufacturer of automated teller machines, in their data warehousing systems division. Mr. Nicholson received a M.S.C.E. from Rensselaer Polytechnic Institute and a B.S.E.E. from the University of Notre Dame.

    TIMOTHY P. CURRAN has served as executive vice president of corporate development since July 1999. From June 1998 to July 1999, Mr. Curran served as director, sales and marketing for our vertical markets line of business. From March 1997 to May 1998, Mr. Curran served as manager, internal consulting at EMC(2) Corporation, a manufacturer of computer storage devices. Prior to March 1997, Mr. Curran was employed for eight years with Andersen Consulting, a management consulting firm, beginning as a staff consultant in Andersen's systems development practice and ending as a senior manager focusing on business process re-engineering and management consulting. Mr. Curran received an M.B.A. from the University of Chicago and a B.S. in chemical engineering from Case Western Reserve University.

    STEVEN I. HIRSCHFELD has served as our vice president, sales since January 1999. From July 1994 to January 1999, Mr. Hirschfeld held various positions with Janis Group, Inc., a company that distributes enterprise resource planning software, including general manager of several business units. He received his B.S. in Business Administration and Marketing from the University of Delaware.

    THOMAS MUCHER has served as our vice president, professional services since February 1998. From December 1996 to February 1998, he served as vice president, professional services with AnswerSoft, Inc., a help-desk software company. From June 1994 to December 1996, he served as director, professional services and later as vice president, professional services for North America with Tivoli Systems Inc., a provider of products and services for information technology security and data storage. Mr. Mucher received an AAS certificate in Electronic Engineering Technology from Control Data Corporation, Institute for Computer Studies.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "IMNY." Our initial public offering of stock was July 13, 2000 at $9.00 per share. The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. In addition, our existing line of credit agreement currently prohibits the payment of dividends. On February 28, 2001, the Company had 195 holders of record of its common stock.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              -------------------
2000 FISCAL YEAR                                                HIGH       LOW
----------------                                              --------   --------
Third Quarter (July 13, 2000 through September 30, 2000)....   $22.00     $7.75
Fourth Quarter..............................................   $27.38     $8.00

    During the quarter ended December 31, 2000, in connection with the acquisition of Chi-Cor Information Management, Inc., we issued an aggregate of approximately 251,601 shares of our common stock to former stockholders of Chi-Cor, 85,139 shares of which are held in escrow. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act, and in the alternative, under
Section 4(2) of the Securities Act.

    On January 4, 2000, Bayview Ventures exercised warrants to purchase 148,812 common shares at $.067 per share. On January 10, 2000, Goulder Investments exercised warrants to purchase 74,375 common shares at $.067 per share. These securities were offered and sold in reliance upon exemptions from the Securities Act registration requirements set forth in Rule 506 under the Securities Act, and in the alternative, under Section 4(2) of the Securities Act

    During the quarter ended December 31, 2000, we issued an aggregate of 684,441 shares of our common stock upon the exercise of outstanding options and warrants to purchase our common stock.

ITEM 6. SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

    The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2000 are derived from our financial statements. The financial statements as of and for each of the years in the four-year period ended December 31, 2000 have been audited by Arthur Andersen LLP, independent public accountants. The financial statements as of and for the year ended December 31, 1996 are unaudited, but have been prepared on substantially the same basis as the audited financial statements and include, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information set forth therein. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes to those statements and other financial information included elsewhere in this prospectus.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Product......................................  $ 2,101    $ 5,043    $ 8,526    $ 9,228    $ 15,608
  Service......................................    1,252      2,471      5,016     10,183      20,859
                                                 -------    -------    -------    -------    --------

    Total net revenues.........................    3,353      7,514     13,542     19,411      36,467
Cost of revenues...............................    1,040      2,249      2,062      5,354      15,911
                                                 -------    -------    -------    -------    --------

    Gross profit...............................    2,313      5,265     11,480     14,057      20,556
Operating expenses:
    Sales and marketing........................      448      1,223      3,676      6,613      21,610
    Research and development...................    1,325      1,523      2,339      8,222      12,836
    General and administrative.................      479      1,302      3,379      3,556       4,943
    Depreciation and amortization..............       85        161        366        751       4,386
    In-process research and development........       --         --         --         --       2,400
                                                 -------    -------    -------    -------    --------
      Total operating expenses.................    2,337      4,209      9,760     19,142      46,175
                                                 -------    -------    -------    -------    --------
Income (loss) from operations..................      (24)     1,056      1,720     (5,085)    (25,619)
Other income (expense), net....................     (428)      (733)      (129)       146       1,444
Provision for (benefit from) income taxes......       --         --       (320)       281          --
                                                 -------    -------    -------    -------    --------
    Net income (loss)..........................  $  (452)   $   323    $ 1,911    $(5,220)   $(24,175)
                                                 =======    =======    =======    =======    ========
Net income (loss) per share:
    Basic......................................  $ (0.04)   $  0.03    $  0.19    $ (0.46)   $  (1.12)
                                                 =======    =======    =======    =======    ========
    Diluted....................................  $ (0.04)   $  0.03    $  0.11    $ (0.46)   $  (1.12)
                                                 =======    =======    =======    =======    ========
Weighted average shares outstanding:
    Basic......................................   10,500      9,785     10,192     11,433      22,048
                                                 =======    =======    =======    =======    ========
    Diluted....................................   10,500     13,422     18,317     11,433      22,048
                                                 =======    =======    =======    =======    ========

                                                                  AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $   282    $ 1,872    $ 5,129    $15,322    $ 50,639
Working capital (deficit)......................   (2,499)      (736)     4,518      8,633      49,112
Total assets...................................    2,281      4,705     11,609     27,182      85,388
Debt, including current portion................    2,800      5,869         75         41         173
Redeemable convertible preferred stock.........       --         --         --     12,492          --
Total stockholders' equity (deficit)...........   (4,791)    (6,335)     5,331        197      68,761

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    We provide software and Internet-based solutions and related professional services that allow our clients to more effectively manage their business-to-business relationships. Prior to February 2000, our business model was focused principally upon licensing software products and providing related services to entities which maintain and manage the data necessary for contract management within their own information systems. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the largest 10 and 16 of the largest 20 pharmaceutical manufacturers, ranked according to annual revenues. In February 2000, we launched our proprietary Internet portal, imany.com, which is a website created and owned exclusively by us, as a marketplace for trading partners in the healthcare industry. Following the introduction of imany.com, we have broadened its scope to enhance its applicability to all industries where contract-based and program-based sales are the norm. Currently, we can deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers, our proprietary imany.com portal and the licensing of technology to enable our clients to establish their own private or public portals and exchanges. To date, substantially all of our product revenue has been generated through the licensing of software for installation on our clients' computer systems.

    We have generated revenues from both products and services. Historically, product revenues have principally consisted of software license fees generated from our CARS software suite, which accounted for 47.5% of net revenues in 1999 and 42.8% of net revenues in 2000. Service revenues include maintenance and support fees directly related to our CARS software suite and professional service fees derived from consulting, installation, business analysis and training services related to our software products. Service revenues accounted for 52.5% of net revenues in 1999 and 57.2% of net revenues in 2000. In 1999, one customer, Pfizer, Inc., accounted for approximately 10% of our net revenues, and in 2000, one customer, Premier, Inc., accounted for approximately 29% of our net revenues.

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

    We recognize revenue from professional services as the services are performed for time and materials contracts, and we use the percentage-of-completion method for fixed fee contracts. However, if customer acceptance is required, we recognize revenue from professional services upon client acceptance. We recognize training revenues as the services are provided. We recognize maintenance and client support fees ratably over the term of the maintenance contract on a straight-line basis. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the client to purchase maintenance and support in the second year.

    In the latter part of 1999, we started offering our clients an option to enter into an enterprise agreement that includes the software license, maintenance and support and a fixed number of days of professional services. Clients opting for this enterprise agreement enter into a three-year, fixed-fee, all-inclusive agreement payable in three equal annual installments commencing upon the execution of the agreement. Due to the extended payment terms, we recognize the software license and maintenance components ratably over the term of the enterprise agreement and recognize the professional service component as the related services are performed, provided that the aggregate revenue recognized under the enterprise agreement does not exceed the total cash received. During the year ended December 31, 1999, we entered into two enterprise agreements totaling $2.9 million. Of that amount, we recognized $200,000 in net revenues during 1999 and $918,000 during 2000. We did not enter into any new enterprise agreements during 2000.

    After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses have increased significantly since 1997, from $4.2 million for the year ended December 31, 1997 to $46.2 million in 2000. These increases are due primarily to additions to our staff, as we have expanded all aspects of our operations. We have grown from 46 employees as of December 31, 1996 to 348 employees as of December 31, 2000.

RECENT EVENTS

    On May 1, 2000, in connection with the establishment of a Strategic Relationship Agreement with The Procter & Gamble Company (P&G), we issued a fully-exercisable warrant to purchase up to 875,000 shares of our common stock at an exercise price of $9.00 per share. This warrant is exercisable for a two-year period. During the second quarter of 2000, we recognized a non-cash expense of $2.6 million for the warrant, equal to the value of the warrant, calculated using the Black-Scholes option pricing model, less the amount billed to P&G under the Agreement for licensed software. In addition, we agreed to grant P&G a warrant to purchase up to 125,000 additional shares of common stock upon the achievement of milestones set forth in the Agreement. This additional warrant, if granted, will expire two years after issuance and will be exercisable at the fair market value per share of our common stock at the date of grant.

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

    On November 16, 2000, we acquired all the outstanding capital stock of Chi-Cor Information Management, Inc. for a purchase price of up to $15.7 million. The initial consideration of approximately $11.1 million consisted of $5.7 million of cash, a portion of which was used to pay off Chi-Cor's outstanding bank loan of $754,000, 251,601 shares of common stock valued at $4.9 million, and transaction costs of $450,000. In addition, upon achievement of certain revenue and income milestones through December 31, 2001, the Chi-Cor shareholders are entitled to additional consideration of up to $4.6 million, one-half of which is payable in cash and the balance payable in the form of common stock.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated expressed as a percentage of total net revenues for each period indicated. The historical results are not necessarily indicative of the results to be expected for any future period.

                                                                             YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                           1996          1997          1998          1999          2000
                                                         --------      --------      --------      --------      --------
Net revenues:
  Product..........................................        62.7%         67.1%         63.0%         47.5%         42.8%
  Service..........................................        37.3          32.9          37.0          52.5          57.2
                                                          -----         -----         -----         -----         -----

    Total net revenues.............................       100.0         100.0         100.0         100.0         100.0
Cost of revenues...................................        31.0          29.9          15.2          27.6          43.6
                                                          -----         -----         -----         -----         -----

    Gross profit...................................        69.0          70.1          84.8          72.4          56.4
Operating expenses:
  Sales and marketing..............................        13.4          16.3          27.1          34.1          59.2
  Research and development.........................        39.5          20.3          17.3          42.4          35.2
  General and administrative.......................        14.3          17.3          25.0          18.3          13.6
  Depreciation and amortization....................         2.5           2.1           2.7           3.9          12.0
  In process research and development..............         0.0           0.0           0.0           0.0           6.6
                                                          -----         -----         -----         -----         -----

    Total operating expenses.......................        69.7          56.0          72.1          98.7         126.6
                                                          -----         -----         -----         -----         -----
  Income (loss) from operations....................        (0.7)         14.1          12.7         (26.3)        (70.2)
Other income (expense):
  Interest income (expense), net...................       (12.4)         (8.9)         (0.6)          0.9           4.5
  Other expense, net...............................        (0.3)         (0.9)         (0.3)         (0.1)         (0.6)
                                                          -----         -----         -----         -----         -----
    Total other income (expense)...................       (12.7)         (9.8)         (0.9)          0.8           3.9
                                                          -----         -----         -----         -----         -----
    Income (loss) before income taxes..............       (13.4)          4.3          11.8         (25.5)        (66.3)
Provision for (benefit from) income taxes..........         0.0           0.0          (2.4)          1.4           0.0
                                                          -----         -----         -----         -----         -----
    Net income (loss)..............................       (13.4)%         4.3%         14.2%        (26.9)%       (66.3)%
                                                          =====         =====         =====         =====         =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    NET REVENUES. Net revenues increased by $17.1 million, or 88%, to $36.5 million for the year ended December 31, 2000 from $19.4 million for the year ended December 31, 1999. Product revenues increased by $6.4 million, or 69%, to $15.6 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. This increase in product revenues is attributable to an increase in the average size of licenses sold, partially offset by a decrease in the number of software licenses sold. As a percentage of net revenues, product revenues decreased to 42.8% for the year ended
December 31, 2000 from 47.5% for the year ended December 31, 1999.

    Service revenues increased by $10.7 million, or 105%, to $20.9 million for the year ended December 31, 2000 from $10.2 million for the year ended
December 31, 1999. As a percentage of net revenues, service revenues increased to 57.2% for the year ended December 31, 2000 from 52.5% for the year ended December 31, 1999. This increase in service revenues both in dollars and as a percentage of net revenues is attributable to the increase in software licenses for which maintenance and support fees are being earned, and to an overall increase in professional services, including implementation, business analysis and training.

    COST OF REVENUES. Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent amounts due to third parties for licensed integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $10.5 million, or 197%, to $15.9 million for the year ended December 31, 2000 from $5.4 million for the year ended December 31, 1999. This increase is due to the increased number of employees in our professional services group, which increased from 37 employees at December 31, 1999 to 81 employees at December 31, 2000, as well as increased costs related to subcontractor consultants working on our professional service engagements, which increased from $1.5 million in the year ended December 31, 1999 to $6.4 million in the year ended December 31, 2000. As a percentage of net revenues, cost of revenues increased to 43.6% for the year ended December 31, 2000 from 27.6% for the year ended December 31, 1999. This increase in cost of revenues as a percentage of net revenues is attributable to the increased level of service revenues, which typically generate lower margins than product revenues, and an increase in the personnel, both internal and subcontracted, within our professional services organization.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows, advertising and public relations expenses, and, in 2000, the value of warrants granted to Procter & Gamble for certain sales and marketing-related services. Sales and marketing expenses increased by $15.0 million, or 227%, to $21.6 million for the year ended December 31, 2000, from $6.6 million for the year ended December 31, 1999. Excluding the one-time, non-cash charge of $2.6 million related to the value associated with the common stock warrant granted to Procter & Gamble, sales and marketing expenses increased by $12.4 million, or 187%, to $19.0 million for the year ended December 30, 2000. As a percentage of net revenues, sales and marketing expenses, excluding the warrant charge, increased to 52.1% for the year ended December 31, 2000 from 34.1% for the year ended December 31, 1999. This increase in sales and marketing expense both in dollars and as a percentage of net revenues is primarily the result of advertising, marketing and promotional materials related to our web-based initiatives, an increase in the number of sales and marketing personnel, which increased from 33 at December 31, 1999 to 85 at December 31, 2000, and increased participation at trade shows.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development expenses increased by $4.6 million, or 56%, to $12.8 million for the year ended December 31, 2000 from $8.2 million for the year ended December 31, 1999. This increase is primarily due to an increase in research and development personnel, which increased from 66 employees at December 31, 1999 to 100 employees at December 31, 2000, and associated recruiting and training costs incurred to develop new software products within the CARS software suite. Additionally, subcontractor costs associated with the development of our Internet portal increased to $8.0 million in the year ended December 31, 2000 from $3.0 million in the year ended December 31, 1999. Internal-use software development costs incurred to build our Internet portal were accounted for in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this Statement of Position, costs incurred during the preliminary project stage are expensed as incurred, and costs incurred during the application development stage are capitalized. Of this $8.0 million incurred in the year ended December 31, 2000, $3.4 million was expensed as incurred. As a percentage of net revenues, research and development expenses decreased to 35.2% for the year ended December 30, 2000 from 42.4% for the year ended December 31, 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for all senior executives and personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $1.4 million, or 39%, to $4.9 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. As a percentage of net revenues, general and administrative expenses decreased to 13.6% for the year ended December 31, 2000 from 18.3% for the year ended December 31, 1999. The increase in general and administrative expenses in dollars is primarily related to the addition of administrative, finance and human resources employees to support our increased sales, marketing and development activities, and to increased costs associated with being a publicly-held company.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $3.6 million, or 484%, to $4.4 million for the year ended December 31, 2000 from $751,000 for the year ended December 31, 1999. This increase is a result of additions of computer hardware and computer software related to our increased personnel as well as the amortization of capitalized website development costs and acquisition-related intangible assets. For the year ended December 30, 2000, the amortization expense related to capitalized software development costs amounted to $2.6 million. There was no amortization of capitalized software development costs in the year ended December 31, 1999. Also, amortization of intangibles related to the November 2000 acquisition of Chi-Cor amounted to $335,000 in the year ended December 31, 2000.

    IN PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Chi-Cor, we allocated $2.4 million of the purchase price to in-process research and development. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the Chi-Cor acquisition.

    OTHER INCOME, NET. Other income, net increased by $1.3 million to $1.4 million for the year ended December 31, 2000 from $146,000 for the year ended December 31, 1999. This increase is primarily the result of an increase in interest income from higher cash balances in the period following the initial public offering of our stock in July 2000.

    PROVISION FOR INCOME TAXES. We have incurred operating losses for all quarters in 1999 and 2000 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the year ended December 31, 2000. The tax provision of $281,000 in the year ended December 31, 1999 represents the reversal of a deferred tax asset previously recorded in 1998.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET REVENUES. Net revenues increased by $5.9 million, or 43.3%, to $19.4 million for the year ended December 31, 1999 from $13.5 million for the year ended December 31, 1998. This increase in net revenues is principally a result of the increase in service revenues, including consulting services performed during the year.

    Product revenues increased by $700,000, or 8.2%, to $9.2 million for the year ended December 31, 1999 from $8.5 million for the year ended December 31, 1998. This increase is attributable to an increase in the number of software licenses sold. As a percentage of net revenues, product revenues decreased to 47.5% for the year ended December 31, 1999 from 63.0% for the year ended December 31, 1998. This decrease in product revenues as a percentage of net revenues is mainly attributable to the expansion of our professional services business.

    Service revenues increased by $5.2 million, or 103.0%, to $10.2 million for the year ended December 31, 1999 from $5.0 million for the year ended
December 31, 1998. As a percentage of net revenues, service revenues increased to 52.5% for the year ended December 31, 1999 from 37.0% for the year ended December 31, 1998. This increase in service revenues both in dollars and as a percentage of net revenues is attributable to an increase in the number of employees in our professional services group in response to the growing demand on the part of our clients for more services related to the implementation of our CARS software suite. Prior to 1999, most of our clients who purchased our CARS software solutions relied on third party integrators.

    COST OF REVENUES. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $3.3 million, or 159.6%, to $5.4 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. This increase is due to the increased number of employees in our professional services group, which increased from 20 employees at December 31, 1998 to 37 employees at December 31, 1999, as well as increased costs related to subcontract consultants working on our professional service engagements, which increased from $167,000 in 1998 to $1.5 million in 1999. As a percentage of net revenues, cost of revenues increased to 27.6% for the year ended December 31, 1999 from 15.2% for the year ended December 31, 1998. This increase in cost of revenues as a percentage of net revenues is attributable to the increased level of service revenues, which typically generate lower margins than product revenues, and an increase in the personnel within our professional services organization.

    SALES AND MARKETING. Sales and marketing expenses increased by $2.9 million, or 79.9%, to $6.6 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998. As a percentage of net revenues, sales and marketing expenses increased to 34.1% for the year ended December 31, 1999 from 27.1% for the year ended December 31, 1998. This increase in sales and marketing expense both in dollars and as a percentage of net revenues is primarily a result of our efforts to build our internal sales force in anticipation of the imany.com site launch and in support of our CARS software suite. The increase in sales and marketing expenses is also attributable to an increase in commission expense as a result of the increase in net revenues. The number of employees in our sales and marketing departments increased from 15 at December 31, 1998, to 33 at December 31, 1999. Our commission expense, which is a function of revenue, increased from $572,000 in 1998 to $1.5 million in 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased by $5.9 million, or 251.5%, to $8.2 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. As a percentage of net revenues, research and development expenses increased to 42.4% for the year ended December 31, 1999 from 17.3% for the year ended December 31, 1998. This increase in both dollars and as a percentage of net revenues is primarily due to an increase in research and development personnel and external consulting costs incurred to build imany.com and new software products within the CARS software suite. The number of employees in our research and development group increased from 53 at December 31, 1998 to 66 at December 31, 1999, and our external consulting costs incurred to build imany.com and new software products within the CARS software suite increased from $0 in 1998 to $1.6 million in 1999. During the year ended December 31, 1999, we incurred approximately $3.0 million of software development costs related to building imany.com, of which approximately $2.0 million was capitalized and the remainder was charged to research and development expense.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $200,000, or 5.2%, to $3.6 million for the year ended December 31, 1999 from $3.4 million for the year ended December 31, 1998. As a percentage of net revenues, general and administrative expenses decreased to 18.3% for the year ended December 31, 1999 from 25.0% for the year ended December 31, 1998. The increase in general and administrative expenses in dollars is primarily related to increased costs associated with legal and accounting professional fees and additional administrative personnel to support our increased sales, marketing and development activities.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $400,000, or 105.2%, to $800,000 for the year ended December 31, 1999 from $400,000 for the year ended December 31, 1998. This increase is a result of significant additions of computer hardware and computer software related to our increased personnel and our Internet initiatives.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net increased by $276,000, or 214.0% to other income, net of $147,000 for the year ended
December 31, 1999 from an expense of $129,000 for the year ended December 31, 1998. This increase is primarily the result of interest earned in 1999 on higher average cash balances combined with a decrease in interest expense as a result of reduced borrowings in 1999.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES.  During the year ended
December 31, 1999, we recorded a provision for income taxes of $300,000, compared to a benefit from income taxes of $300,000 for the year ended
December 31, 1998. Upon our inception, we elected to be treated as an S corporation for income tax purposes. Since income taxes related to the income of S corporations are the responsibility of the individual stockholders, no provision for income taxes was recorded for the period during which we were an S corporation. On April 2, 1998, we re-incorporated as a Subchapter C corporation and our S corporation status was terminated. On that date, we recorded a deferred tax asset, and a corresponding tax benefit, for certain future tax deductions for which it was deemed more likely than not that the asset would be realized due to actual and expected future taxable income. Due to the incurrence of a net loss in 1999, the deferred tax asset was deemed to not be recoverable and, therefore, was expensed, resulting in a provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    On July 13, 2000, we completed our initial public offering and issued 7,500,000 shares of our common stock at an offering price of $9.00 per share. On August 9, 2000, our underwriters exercised a 30-day option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. Net cash proceeds to us from the initial public offering and subsequent option exercise were approximately $70.7 million.

    From inception until our initial public offering, our capital and liquidity needs were met, in large part, with the net proceeds from the private placement of debt and equity securities, cash flows generated from operations and through equipment lease financings.

    At December 31, 2000, we had cash and cash equivalents of $50.6 million and a net working capital surplus of $49.1 million. At December 31, 2000, we had no long-term or short-term debt, other than obligations under capital lease financings. During the three-month period ended September 30, 2000, we used a portion of our initial public offering proceeds to pay off the balance of $2.3 million owed on our revolving line-of-credit agreement with Silicon Valley Bank.

    Net cash used in operating activities for the year ended December 31, 2000 was $20.1 million, as compared to net cash provided by operating activities of $1.2 million in 1999. For the year ended December 31, 2000, net cash used in operating activities consisted primarily of our net loss of $24.2 million, as adjusted for depreciation, amortization and acquisition-related non-cash charges totaling $6.7 million and $2.7 million in non-cash charges related to issuance of warrants, an increase in accounts receivable of $4.9 million and a $823,000 decrease in unearned product revenue.

    Net cash used in investing activities for the year ended December 31, 2000 was $15.6 million, as compared to net cash used in investing activities of $3.8 million in 1999. For the year ended December 31, 2000, net cash used in investing activities consisted primarily of the initial cash consideration and transaction costs totaling $6.2 million related to the acquisition of Chi-Cor, purchases of property and equipment of $8.4 million, which included approximately $4.7 million of capitalized software development costs, and an increase in other assets of $1.0 million. Net cash used in investing activities in 1999 consisted of purchases of property and equipment of $3.8 million, including approximately $2.0 million of capitalized software development costs.

    Net cash provided by financing activities for the year ended December 31, 2000 was $71.1 million and consisted primarily of proceeds from the initial public offering. Net cash provided by financing activities for the year ended December 31, 1999 was $12.8 million and consisted primarily of net proceeds of $12.5 million from the private placement of Series C redeemable convertible preferred stock.

    At December 31, 2000, we had approximately $27.7 million of net operating loss carryforwards to offset future taxable income. Due to the uncertainty related to the realization of such benefits, we have placed a full valuation allowance against this otherwise recognizable deferred tax asset.

    We currently anticipate our $50.6 million balance in cash and cash equivalents will be sufficient to meet our anticipated needs for working capital, capital expenditures, and possible acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded product and service offerings and the success of these offerings once they are launched. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to other information in this Form 10-K, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN 1999 AND 2000, AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

    We incurred net losses of approximately $5.2 million in the year ended December 31, 1999 and $24.2 million in the year ended December 31, 2000, and we had an accumulated deficit at December 31, 2000 of $29.8 million. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. Although we have been profitable in certain years, and although our revenues have grown, our business model is evolving, and we cannot assure investors that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

OUR INTERNET INITIATIVES REPRESENT A NEW BUSINESS MODEL FOR US AND WE CANNOT BE CERTAIN THAT THESE INITIATIVES WILL GENERATE SIGNIFICANT REVENUES

    We launched our Internet initiative and began to market our Internet technology in February 2000. Until that time, our business model was focused principally upon the licensing of software products for a one-time license fee and providing related services to entities which maintain and manage the data necessary for contract management within their own information systems. Our Internet initiatives represent an extension of our existing business model for both us and our clients, and we cannot be certain that our clients will accept our business model and the manner in which we expect to charge for our products and services. In addition, our recent focus on our Internet initiatives has required, and will continue to require, a significant commitment of resources, including the attention of management and significant cash expenditures. If we cannot generate revenue on the basis we anticipate, we may not be profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR, AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

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

WE HAVE TWO MANAGEMENT LOCATIONS, AND AS WE CONTINUE TO GROW, WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE TWO FACILITIES

    Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added facilities. As we grow, the geographic distance between these offices could make it more difficult for our management and other employees to communicate effectively with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $36.5 million in the year ended December 31, 2000, and the number of our employees increased from 67 as of December 31, 1997 to 348 as of December 31, 2000. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls. We may not succeed in these efforts. Our failure to expand and integrate systems in an efficient manner could prevent us from successfully implementing our business model. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY, AND FACTORS WHICH ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

    Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. In 2000, one customer, Premier, Inc. accounted for approximately 29% of our total revenues. As a result, demand for our solutions could be affected by any factors which could adversely affect the demand for healthcare products which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors which may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET HAVE NOT YET RESULTED IN SIGNIFICANT REVENUE, AND WE CANNOT BE SURE THAT OUR INITIATIVES IN THESE OTHER MARKETS WILL BE SUCCESSFUL

    As part of our growth strategy, we have begun initiatives to sell our products and services in markets other than the healthcare market, including the food and beverage, commercial products, building products, electronics, agricultural/chemical, retail and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have entered into a strategic relationship with Procter & Gamble, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products industry. In connection with our efforts in other industries, it will be necessary for us to hire additional personnel with expertise in these other markets.

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

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES, AND THIS COULD HINDER OUR EXPANSION EFFORTS

    We intend in the future to consider additional acquisitions of or investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, WE MAY HAVE DIFFICULTY INTEGRATING THOSE NEW TECHNOLOGIES OR BUSINESSES

    We have acquired Chi-Cor Information Management, Inc., which is located in Chicago, Illinois and Intersoft International, Inc., which is located in Cleveland, Ohio. Any company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate those employees, technologies and products and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY NON-CASH CHARGES

    In November 2000, we acquired Chi-Cor Information Management, Inc. In connection with the accounting for the acquisition of Chi-Cor, we recorded approximately $10.4 million of intangible assets, the amortization of which will adversely affect our results of operations in future periods. In addition, in 2000 we recorded a $2.4 million charge for the write-off of a portion of the purchase price of Chi-Cor as in-process research and development. In
January 2001, we acquired Vintage Software, Inc. and in March 2001, we acquired Intersoft International, Inc. In connection with these two acquisitions and any future acquisitions, we expect to record significant amounts of intangible assets, resulting in significant non-cash charges.

OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OPERATING RESULTS IF OUR REVENUES ARE BELOW EXPECTATIONS WHICH COULD RESULT IN A DECLINE IN OUR STOCK PRICE

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

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in widely diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure.

    As of December 31, 2000, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at December 31, 2000 amounted to
6.34 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following table presents selected quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2000. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this report.

                                                              THREE MONTHS ENDED
                           -----------------------------------------------------------------------------------------
                           MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                             1999        1999       1999        1999       2000        2000       2000        2000
                           ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Total net revenues.......   $4,316      $4,439     $5,271      $5,385     $6,789       $7,852    $9,415     $12,411
Gross profit.............    3,499       3,334      3,705       3,519      3,545        3,262     5,462       8,287
Net loss.................      (58)       (957)    (1,316)     (2,888)    (5,702)     (10,339)   (3,560)      4,574)
Net loss per share.......    (0.01)      (0.09)     (0.11)      (0.25)     (0.49)       (0.76)    (0.12)      (0.14)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
I-MANY, INC. AND SUBSIDIARY:
Report of Independent Public Accountants....................      32
Consolidated Balance Sheet..................................      33
Consolidated Statements of Operations.......................      34
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity......................................      35
Consolidated Statements of Cash Flows.......................      36
Notes to Consolidated Financial Statements..................      38

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

I-many, Inc. and subsidiary:

    We have audited the accompanying consolidated balance sheet of I-many, Inc. and subsidiary (a Delaware corporation) as of December 31, 1999 and 2000 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. and subsidiary as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 7, 2001
(except for the matters discussed in
Note 12(b), as to which the date is March 2, 2001)

                          I-MANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $15,322    $50,639
  Accounts receivable, net (Note 11)........................    4,500     10,051
  Unbilled receivables......................................    2,454      4,475
  Prepaid expenses and other current assets.................      351        370
  Prepaid and refundable income taxes.......................      481         89
                                                              -------    -------
        Total current assets................................   23,108     65,624
Property and Equipment, net (Note 3)........................    4,041      8,625
Other Assets................................................       33      1,059
Goodwill and Other Purchased Intangibles, net (Note 3)......       --     10,080
                                                              -------    -------
        Total assets........................................  $27,182    $85,388
                                                              =======    =======

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 2,819    $ 3,644
  Accrued expenses (Note 3).................................    4,969      4,598
  Deferred service revenue..................................    4,649      7,050
  Unearned product revenue..................................    2,038      1,220
                                                              -------    -------
        Total current liabilities...........................   14,475     16,512
                                                              -------    -------
Capital Lease Obligations, net of current portion...........       18        115
                                                              -------    -------
Commitments (Note 9)
Series C Redeemable Convertible Preferred Stock (Note 6)....   12,492         --
                                                              -------    -------
Stockholders' Equity:
  Series A convertible preferred stock, $0.01 par value--
    Authorized--2,100,000 shares
    Issued and outstanding--2,023,550 and no shares at
     December 31, 1999 and 2000, respectively...............       20         --
  Series B convertible preferred stock, $0.01 par value--
    Authorized--400,000 shares
    Issued and outstanding--400,000 and no shares at
     December 31, 1999 and 2000, respectively...............        4         --
  Undesignated preferred stock, $0.01 par value--
    Authorized--5,000,000 shares
    Issued and outstanding--None............................       --         --
  Common stock, $0.0001 par value
    Authorized--100,000,000 shares
    Issued and outstanding--12,283,885 and 32,940,767 shares
     at December 31, 1999 and 2000, respectively............        1          3
  Additional paid-in capital................................    5,522     98,746
  Deferred stock-based compensation.........................     (235)      (154)
  Accumulated deficit.......................................   (5,115)   (29,834)
                                                              -------    -------
        Total stockholders' equity..........................      197     68,761
                                                              -------    -------
        Total liabilities, redeemable preferred stock and
        stockholders' equity................................  $27,182    $85,388
                                                              =======    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          I-MANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998         1999          2000
                                                              ----------   -----------   -----------
Net Revenues:
  Product...................................................  $    8,526   $     9,228   $    15,608
  Service...................................................       5,016        10,183        20,859
                                                              ----------   -----------   -----------
    Total net revenues......................................      13,542        19,411        36,467
Cost of Revenues............................................       2,062         5,354        15,911
                                                              ----------   -----------   -----------
    Gross profit............................................      11,480        14,057        20,556
                                                              ----------   -----------   -----------
Operating Expenses:
  Sales and marketing.......................................       3,676         6,613        21,610
  Research and development..................................       2,339         8,222        12,836
  General and administrative................................       3,379         3,556         4,943
  Depreciation and amortization.............................         366           751         4,386
  In-process research and development.......................          --            --         2,400
                                                              ----------   -----------   -----------
    Total operating expenses................................       9,760        19,142        46,175
                                                              ----------   -----------   -----------
    Income (loss) from operations...........................       1,720        (5,085)      (25,619)
                                                              ----------   -----------   -----------
Other Income (Expense):
  Interest income...........................................          98           185         1,815
  Interest expense..........................................        (185)          (11)         (292)
  Other expense, net........................................         (42)          (28)          (79)
                                                              ----------   -----------   -----------
    Total other (expense) income............................        (129)          146         1,444
                                                              ----------   -----------   -----------
  Income (loss) before income taxes.........................       1,591        (4,939)      (24,175)
Provision for (Benefit from) Income Taxes...................        (321)          281            --
                                                              ----------   -----------   -----------
    Net income (loss).......................................       1,912        (5,220)      (24,175)
  Accretion of dividends on redeemable convertible preferred
    stock...................................................          --             3           544
                                                              ----------   -----------   -----------
    Net income (loss) applicable to common stockholders.....  $    1,912   $    (5,223)  $   (24,719)
                                                              ==========   ===========   ===========
Net Income (Loss) per Share:
  Basic.....................................................  $     0.19   $     (0.46)  $     (1.12)
                                                              ==========   ===========   ===========
  Diluted...................................................  $     0.11   $     (0.46)  $     (1.12)
                                                              ==========   ===========   ===========
Weighted Average Shares Outstanding:
  Basic.....................................................  10,192,404    11,432,945    22,048,424
                                                              ==========   ===========   ===========
  Diluted...................................................  18,316,989    11,432,945    22,048,424
                                                              ==========   ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          I-MANY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         CONVERTIBLE PREFERRED STOCK
                                                                ---------------------------------------------
                                       SERIES C REDEEMABLE
                                         PREFERRED STOCK               SERIES A                SERIES B           COMMON
                                     ------------------------   ----------------------   --------------------     STOCK
                                                  REDEMPTION                 $0.01 PAR              $0.01 PAR   ----------
                                       SHARES        VALUE        SHARES      VALUE       SHARES     VALUE        SHARES
                                     ----------   -----------   ----------   ---------   --------   ---------   ----------
Balance, December 31, 1997.........          --   $       --            --    $    --          --    $   --     10,807,375
  Exercise of stock options........          --           --            --         --          --        --        104,875
  Issuance of restricted common
    stock..........................          --           --            --         --          --        --        774,750
  Amortization of deferred
    stock-based compensation.......          --           --            --         --          --        --             --
  Conversion of promissory notes
    and accrued interest into
    Series A preferred stock and
    common stock...................          --           --     2,023,550         20          --        --        223,200
  Exercise of warrants to purchase
    Series B preferred stock.......          --           --            --         --     400,000         4             --
  Net issuance of common stock for
    services.......................          --           --            --         --          --        --         36,250
  Reclassification of accumulated
    losses of S corporation........          --           --            --         --          --        --             --
  Net income.......................          --           --            --         --          --        --             --
                                     ----------   -----------   ----------    -------    --------    ------     ----------
Balance, December 31, 1998.........          --           --     2,023,550         20     400,000         4     11,946,450
  Issuance of Series C redeemable
    preferred stock, net of
    issuance costs of $17..........   1,244,325       12,489            --         --          --        --             --
  Accretion of dividends on Series
    C redeemable preferred stock...          --            3            --         --          --        --             --
  Exercise of stock options........          --           --            --         --          --        --        337,435
  Deferred stock-based compensation
    associated with the issuance of
    stock options..................          --           --            --         --          --        --             --
  Amortization of deferred
    stock-based compensation.......          --           --            --         --          --        --             --
  Net loss.........................          --           --            --         --          --        --             --
                                     ----------   -----------   ----------    -------    --------    ------     ----------
Balance, December 31, 1999.........   1,244,325       12,492     2,023,550         20     400,000         4     12,283,885
  Exercise of stock options........          --           --            --         --          --        --      1,821,192
  Accretion of dividends on
    Series C redeemable preferred
    stock..........................          --          544            --         --          --        --             --
  Issuance of common stock in
    initial public offering, net of
    offering costs of $1,482.......          --           --            --         --          --        --      7,500,000
  Conversion of preferred stock to
    common stock...................  (1,244,325)     (13,036)   (2,023,550)       (20)   (400,000)       (4)     9,169,688
  Exercise of underwriters'
    overallotment..................          --           --            --         --          --        --      1,125,000
  Issuance of common stock pursuant
    to ChiCor acquisition..........          --           --            --         --          --        --        251,601
  Amortization of deferred
    stock-based compensation.......          --           --            --         --          --        --             --
  Issuance of common stock pursuant
    to Employee Stock Purchase
    Plan...........................          --           --            --         --          --        --          4,254
  Value of warrants issued for
    services.......................          --           --            --         --          --        --             --
  Exercise of warrants to purchase
    common stock...................          --           --            --         --          --        --        785,147
  Net loss.........................          --           --            --         --          --        --             --
                                     ----------   -----------   ----------    -------    --------    ------     ----------
Balance, December 31, 2000.........          --   $       --            --    $    --          --    $   --     32,940,767
                                     ==========   ===========   ==========    =======    ========    ======     ==========

                                                                  SERIES B PREFERRED
                                                                        STOCK
                                     -----------   ADDITIONAL          WARRANTS          DEFERRED            TREASURY STOCK
                                     $0.0001 PAR     PAID-IN     --------------------   STOCK-BASED     -------------------------
                                      VALUE          CAPITAL     NUMBER       VALUE     COMPENSATION      SHARES         COST
                                     -----------   -----------   --------   ---------   -------------   ----------   ------------
Balance, December 31, 1997.........    $    1      $       579    16,000    $     564     $      --      2,529,438   $     (3,000)
  Exercise of stock options........        --             (547)       --           --            --     (1,878,063)         2,212
  Issuance of restricted common
    stock..........................        --              923        --           --           (75)      (651,375)           788
  Amortization of deferred
    stock-based compensation.......        --               --        --           --             9             --             --
  Conversion of promissory notes
    and accrued interest into
    Series A preferred stock and
    common stock...................        --            5,998        --           --            --             --             --
  Exercise of warrants to purchase
    Series B preferred stock.......        --            2,560   (16,000)        (564)           --             --             --
  Net issuance of common stock for
    services.......................        --               58        --           --            --             --             --
  Reclassification of accumulated
    losses of S corporation........        --           (4,307)       --           --            --             --             --
  Net income.......................        --               --        --           --            --             --             --
                                       ------      -----------   -------    ---------     ---------     ----------   ------------
Balance, December 31, 1998.........         1            5,264        --           --           (66)            --             --
  Issuance of Series C redeemable
    preferred stock, net of
    issuance costs of $17..........        --               --        --           --            --             --             --
  Accretion of dividends on Series
    C redeemable preferred stock...        --               --        --           --            --             --             --
  Exercise of stock options........        --               70        --           --            --             --             --
  Deferred stock-based compensation
    associated with the issuance of
    stock options..................        --              188        --           --          (188)            --             --
  Amortization of deferred
    stock-based compensation.......        --               --        --           --            19             --             --
  Net loss.........................        --               --        --           --            --             --             --
                                       ------      -----------   -------    ---------     ---------     ----------   ------------
Balance, December 31, 1999.........         1            5,522        --           --          (235)            --             --
  Exercise of stock options........        --              455        --           --            --             --             --
  Accretion of dividends on
    Series C redeemable preferred
    stock..........................        --               --        --           --            --             --             --
  Issuance of common stock in
    initial public offering, net of
    offering costs of $1,482.......         1           61,292        --           --            --             --             --
  Conversion of preferred stock to
    common stock...................         1           13,059        --           --            --             --             --
  Exercise of underwriters'
    overallotment..................        --            9,416        --           --            --             --             --
  Issuance of common stock pursuant
    to ChiCor acquisition..........        --            4,944        --           --            --             --             --
  Amortization of deferred
    stock-based compensation.......        --               --        --           --            81             --             --
  Issuance of common stock pursuant
    to Employee Stock Purchase
    Plan...........................        --               41        --           --            --             --             --
  Value of warrants issued for
    services.......................        --            3,868        --           --            --             --             --
  Exercise of warrants to purchase
    common stock...................        --              149        --           --            --             --             --
  Net loss.........................        --               --        --           --            --             --             --
                                       ------      -----------   -------    ---------     ---------     ----------   ------------
Balance, December 31, 2000.........    $    3      $    98,746        --    $      --     $    (154)            --   $         --
                                       ======      ===========   =======    =========     =========     ==========   ============

                                     ACCUMULATED       TOTAL
                                       EARNINGS     STOCKHOLDERS'
                                      (DEFICIT)       EQUITY
                                     ------------   ------------
Balance, December 31, 1997.........  $    (4,477)   $    (6,333)
  Exercise of stock options........       (1,634)            31
  Issuance of restricted common
    stock..........................           --          1,636
  Amortization of deferred
    stock-based compensation.......           --              9
  Conversion of promissory notes
    and accrued interest into
    Series A preferred stock and
    common stock...................           --          6,018
  Exercise of warrants to purchase
    Series B preferred stock.......           --          2,000
  Net issuance of common stock for
    services.......................           --             58
  Reclassification of accumulated
    losses of S corporation........        4,307             --
  Net income.......................        1,912          1,912
                                     ------------   -----------
Balance, December 31, 1998.........          108          5,331
  Issuance of Series C redeemable
    preferred stock, net of
    issuance costs of $17..........           --             --
  Accretion of dividends on Series
    C redeemable preferred stock...           (3)            (3)
  Exercise of stock options........           --             70
  Deferred stock-based compensation
    associated with the issuance of
    stock options..................           --             --
  Amortization of deferred
    stock-based compensation.......           --             19
  Net loss.........................       (5,220)        (5,220)
                                     ------------   -----------
Balance, December 31, 1999.........       (5,115)           197
  Exercise of stock options........           --            455
  Accretion of dividends on
    Series C redeemable preferred
    stock..........................         (544)          (544)
  Issuance of common stock in
    initial public offering, net of
    offering costs of $1,482.......           --         61,293
  Conversion of preferred stock to
    common stock...................           --         13,036
  Exercise of underwriters'
    overallotment..................           --          9,416
  Issuance of common stock pursuant
    to ChiCor acquisition..........           --          4,944
  Amortization of deferred
    stock-based compensation.......           --             81
  Issuance of common stock pursuant
    to Employee Stock Purchase
    Plan...........................           --             41
  Value of warrants issued for
    services.......................           --          3,868
  Exercise of warrants to purchase
    common stock...................           --            149
  Net loss.........................      (24,175)       (24,175)
                                     ------------   -----------
Balance, December 31, 2000.........  $   (29,834)   $    68,761
                                     ============   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          I-MANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $  1,912   $ (5,220)  $(24,175)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities--
    Depreciation and amortization...........................       357        732      4,302
    In-process research and development.....................        --         --      2,400
    Deferred income taxes...................................      (407)       407         --
    Amortization of debt discount...........................        98         --         --
    Compensation expense related to common stock issued for
     services...............................................        58         --         --
    Amortization of deferred stock-based compensation.......         8         19         81
    Deferred rent...........................................        (9)       (39)        --
    Noncash marketing expense related to issuance of
     warrants...............................................        --         --      2,620
    Noncash interest expense related to issuance of
     warrants...............................................        --         --         48
    Changes in operating assets and liabilities, net of
     assets acquired--
      Accounts receivable...................................    (1,942)    (2,032)    (4,924)
      Unbilled receivables..................................      (654)        51       (710)
      Prepaid expenses and other current assets.............       (37)      (294)        --
      Prepaid and refundable income taxes...................        --       (481)       392
      Accounts payable......................................       257      2,377        260
      Accrued expenses......................................     1,028      2,652       (524)
      Deferred service revenue..............................     1,114      1,639        847
      Unearned product revenue..............................    (1,195)     1,390       (823)
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................       588      1,201    (20,206)
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................      (939)    (3,764)    (8,379)
  Cash paid to acquire Chi-Cor Information Management,
    Inc.....................................................        --         --     (6,155)
  (Increase) decrease in other assets.......................       (25)         2     (1,026)
                                                              --------   --------   --------
        Net cash used in investing activities...............      (964)    (3,762)   (15,560)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Net proceeds from initial public offering and exercise of
    underwriters' over-allotment............................        --         --     70,708
  Net proceeds from sale of Series C redeemable convertible
    preferred stock.........................................        --     12,489         --
  Proceeds from sale of restricted common stock.............     1,636         --         --
  Proceeds from exercise of Series B preferred stock
    warrants................................................     2,000         --         --
  Proceeds from exercise of common stock warrants...........        --         --        149
  Payments on capital lease obligations.....................       (36)       (34)       (41)
  Proceeds from exercise of stock options...................        33         70        455
  Proceeds from Employee Stock Purchase Plan................        --         --         41
  Bank overdraft............................................        --        229       (229)
                                                              --------   --------   --------
        Net cash provided by financing activities...........     3,633     12,754     71,083
                                                              --------   --------   --------
Net Increase in Cash and Cash Equivalents...................     3,257     10,193     35,317
Cash and Cash Equivalents, beginning of year................     1,872      5,129     15,322
                                                              --------   --------   --------
Cash and Cash Equivalents, end of year......................  $  5,129   $ 15,322   $ 50,639
                                                              ========   ========   ========

                          I-MANY, INC. AND SUBSIDIARY

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest....................  $     27   $     11   $     50
                                                              ========   ========   ========
  Cash paid (refunded) during the year for taxes............  $     --   $    354   $   (253)
                                                              ========   ========   ========
Supplemental Disclosure of Noncash Investing and Financing
Activities:
  Conversion of preferred stock to common stock.............  $     --   $     --   $ 13,060
                                                              ========   ========   ========
  Accretion of dividends on Series C redeemable convertible
    preferred stock.........................................  $     --   $      3   $    544
                                                              ========   ========   ========
  Deferred stock-based compensation associated with the
    issuance of stock options...............................  $     --   $    188   $     --
                                                              ========   ========   ========
  Conversion of promissory notes and accrued interest into
    Series A preferred stock................................  $  5,868   $     --   $     --
                                                              ========   ========   ========
  Conversion of promissory notes into common stock..........  $    150   $     --   $     --
                                                              ========   ========   ========
  Issuance of common stock pursuant to cashless exercise of
    warrants................................................  $     --   $     --   $  7,875
                                                              ========   ========   ========
  Issuance of warrants to purchase common stock.............  $     --   $     --   $  3,868
                                                              ========   ========   ========
  Property and equipment acquired under capital lease
    obligations.............................................  $     --   $     --   $    173
                                                              ========   ========   ========
  On November 16, 2000, the Company acquired Chi-Cor
    Information Management, Inc., as follows:
    Fair value of assets acquired...........................  $     --   $     --   $(13,571)
    Cash paid for acquisition...............................        --         --      6,155
    Common stock issued.....................................        --         --      4,944
                                                              --------   --------   --------
    Liabilities assumed.....................................  $     --   $     --   $ (2,472)
                                                              ========   ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          I-MANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    I-many, Inc. (the Company), formerly SCC Technologies, Inc., provides software and Internet-based solutions and related professional services that allow clients to manage complex contract purchasing arrangements. Historically, the Company's primary customer base has included parties involved in the sale and distribution of pharmaceutical and other healthcare products, including manufacturers, purchasers, groups of purchasers and distributors. The Company was originally incorporated in 1989 in the Commonwealth of Massachusetts as a Subchapter S corporation. On April 2, 1998, the Company reorganized and reincorporated in the State of Delaware as a Subchapter C corporation.

    In July 2000, the Company completed its initial public offering (IPO) and issued 7,500,000 shares of common stock which resulted in total net proceeds to the Company of approximately $61.3 million. In August 2000, the underwriters exercised their overallotment option for an additional 1,125,000 shares of common stock which resulted in total net proceeds to the Company of approximately $9.4 million.

    The Company purchased certain assets and assumed certain liabilities of Chi-Cor Information Management, Inc. (ChiCor) on November 16, 2000. ChiCor provides software used in the manufacturing and distribution industries for trade promotions and deductions management. This acquisition has been accounted for as a purchase transaction with the excess of the purchase price over the net assets acquired allocated to goodwill (see Note 2).

    The Company's consolidated financial statements reflect the application of certain accounting policies, as described below and elsewhere in these notes to consolidated financial statements.

(A)  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(B)  REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position
(SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. The Company generates revenues from licensing its software and providing professional services, training and maintenance and support services. Historically, product revenues have been principally comprised of software license fees generated from the Company's Contract Administration and Reporting System, or CARS, software suite.

    The Company sells software, professional services, training and maintenance and support services. In multiple-element arrangements, the Company allocates the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee.

    The Company recognizes software license fees upon execution of a signed license agreement and delivery of the software, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, the Company recognizes the entire fee on

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) a percentage-of-completion basis, and includes the entire fee in product revenues. During the years ended December 31, 1998, 1999 and 2000, revenues of approximately $0, $0 and $2,425 resulted from fees earned under percentage-of-completion arrangements. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company provides for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

    Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed for time and materials contracts and using the percentage-of-completion method for fixed fee contracts. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, the Company provides for anticipated losses in the period in which the loss becomes known and can be reasonably estimated. To date, losses incurred on fixed fee contracts have not been significant. Training revenues are recognized as the services are provided. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract which is generally twelve months. When maintenance and support is included in the total license fee, the Company allocates a portion of the total fee to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

    In the latter part of 1999, the Company started offering its clients an enterprise agreement that includes a software license, maintenance and support and a fixed number of days of professional services. Clients opting for this enterprise agreement will enter into a three-year, fixed-fee, all-inclusive agreement payable in three equal annual installments commencing upon the execution of the agreement. Due to the extended payment terms, the Company recognizes the software license and maintenance and support component ratably over the term of the enterprise agreement and recognizes the professional service component as the related services are performed, provided that the aggregate revenue recognized under the enterprise agreement does not exceed the total cash received.

    Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as unearned product revenues and recognized when the product is shipped to the customer or when earned. Substantially all of the amounts included in cost of revenues represent direct costs related to the delivery of professional services, training and maintenance and customer support. To date, cost of product revenues have not been significant.

(c) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(d) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and primarily consist of money market funds and overnight investments that are readily convertible to cash.

(e) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization on its property and equipment as well as goodwill and other purchased intangibles using the straight-line method over the following estimated useful lives:

                                                              ESTIMATED USEFUL
                        DESCRIPTION                                LIVES
------------------------------------------------------------  ----------------
Computer software...........................................    2-3 years
Computer hardware...........................................     3 years
Furniture and equipment.....................................    5-7 years
Leasehold improvements......................................     5 years
Goodwill....................................................     4 years
Developed technology........................................     4 years
Assembled workforce.........................................     2 years

(f) LONG-LIVED ASSETS

    The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. The Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

(g) RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations as incurred. SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. As such, all software development costs incurred to date have been expensed as incurred.

(h) COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    The Company accounts for internal-use software, in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. In accordance with this statement, costs incurred during the preliminary project stage and costs incurred for data conversion, training and

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset.

    The Company incurred significant expenditures related to the design and development of an Internet website that are accounted for under SOP 98-1. For the year ended December 31, 1998, no internal-use software development costs related to the website were incurred or capitalized. For the years ended December 31, 1999 and 2000, the Company incurred approximately $2,978 and $8,036, respectively, of internal-use software development costs related to the website, of which a total of $6,670 was capitalized primarily related to costs incurred with a third party; the remainder was charged to research and development expense. The Company began amortizing capitalized website development costs in February 2000, upon launch of the website, over its estimated useful life of two years. Through December 31, 2000, the Company has recorded approximately $2,606 of amortization expense. Capitalized internal-use software development costs related to the website are included in computer software as part of property and equipment.

(i) CONCENTRATIONS OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet risk and concentrations of credit risk. The Company does not have any significant off-balance-sheet risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. Concentration of credit risk with respect to cash equivalents is limited because the Company places its investments in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

    The Company had certain customers whose accounts receivable balances, including unbilled receivables, individually represented a significant percentage of total receivables at period-end, as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Customer A..................................................     27%         *
Customer B..................................................     13%         *
Customer C..................................................     13%         *
Customer D..................................................      *         28%
Customer E..................................................      *         18%
Customer F..................................................      *         12%

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Customer D..................................................      *          *         29%
Customer G..................................................      *         11%         *

------------------------

*   Was less than 10% of the Company's total

(J)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the short-term nature of these instruments.

(K)  NET INCOME (LOSS) PER SHARE

    In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of basic weighted average shares outstanding excludes unvested restricted common stock (see Note 7(b)) that is subject to repurchase by the Company. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock, as their effect is antidilutive. Potential common stock includes (i) incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants calculated using the treasury stock method; (ii) shares of common stock issuable upon the exchange or conversion of preferred stock and convertible debt calculated using the as-if-converted method; and (iii) unvested restricted common stock subject to repurchase by the Company. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 98, EARNINGS PER SHARE IN AN INITIAL PUBLIC OFFERING, the Company determined that there were no nominal issuances of common stock prior to the Company's initial public offering (IPO).

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation between the shares used to compute basic and diluted net income (loss) per share is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Weighted average common shares outstanding...............  11,011,984   12,137,097   22,119,569
Less--Weighted average unvested common shares
  outstanding............................................     819,580      704,152       71,145
                                                           ----------   ----------   ----------
Basic weighted average shares outstanding................  10,192,404   11,432,945   22,048,424
Add--Incremental effect of the following:
  Unvested restricted common stock.......................     819,580           --           --
  Convertible preferred stock............................   1,555,766           --           --
  Convertible debt.......................................   3,613,482           --           --
  Stock options..........................................   2,083,889           --           --
  Stock warrants.........................................      51,868           --           --
                                                           ----------   ----------   ----------
Diluted weighted average shares outstanding..............  18,316,989   11,432,945   22,048,424
                                                           ==========   ==========   ==========

    The calculation of diluted net income (loss) per share excludes the following potential shares of common stock as their effect on net income (loss) per share is anti-dilutive:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Unvested restricted common stock............................         --     704,152      71,145
Convertible preferred stock.................................         --   6,067,421   4,885,489
Stock options...............................................  1,819,563   2,543,594   3,250,329
Stock warrants..............................................         --     164,780     103,287
                                                              ---------   ---------   ---------
                                                              1,819,563   9,479,947   8,310,250
                                                              =========   =========   =========

    In computing diluted net income per share for the year ended December 31, 1998, approximately $60 has been added back to net income applicable to common stockholders related to interest expense on convertible debt that is assumed to have been converted to common stock.

(L)  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements or results of operation.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION
NO. 25. This interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the effective date. The adoption of this interpretation did not have any effect on the Company's consolidated financial statements or results of operation.

(M)  COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 1998, 1999 and 2000, the Company had no items of other comprehensive income (loss); therefore, comprehensive income (loss) for all periods presented is the same as reported net income (loss).

(N)  RECLASSIFICATIONS

    Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

(2) CHICOR ACQUISITION

    On November 16, 2000, the Company acquired all of the outstanding capital stock of ChiCor for an initial purchase price of $13.5 million which consisted of cash of $5.7 million, a portion of which was used to pay off ChiCor's outstanding bank loan of $754, 251,601 shares of Company common stock with a fair value of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458. In addition, upon the achievement of certain revenue and income milestones through December 31, 2001, the ChiCor shareholders are entitled to additional consideration of up to $4.6 million, payable in the form of cash and Company common stock. The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion
No. 16, ACCOUNTING FOR BUSINESS COMBINATIONS. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed and determining the estimated economic lives over which the intangible assets should be amortized. The Company is amortizing goodwill over 4 years, developed technology over 4 years and assembled workforce over 2 years. The portion of the purchase price allocated to in-process research and development, totaling
$2.4 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the ChiCor acquisition.

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) CHICOR ACQUISITION (CONTINUED)
    The following is a summary of the allocation of the initial consideration in the acquisition of ChiCor:

Current assets..............................................  $   756
Developed technology........................................    3,200
Assembled workforce.........................................      300
In-process research and development.........................    2,400
Goodwill....................................................    6,915
                                                              -------
    Total initial consideration.............................  $13,571
                                                              =======

(a) UNAUDITED PRO FORMA INFORMATION

    The following unaudited pro forma information summarizes the effect of the ChiCor acquisition as if the acquisition had occurred as of January 1, 1999. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company acquired ChiCor on January 1, 1999, nor is it necessarily indicative of future results of operations of the combined enterprises.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
Pro forma revenues..........................................   $ 21,087     $ 38,932
Pro forma net loss..........................................   $(10,694)    $(28,086)
Pro forma net loss per share................................   $  (0.92)    $  (1.26)

    The pro forma results of operations excludes the one-time in-process research and development expense of $2.4 million for the years ended December 31, 1999 and 2000.

(3) DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Property and Equipment:
  Computer software.........................................   $2,706     $8,208
  Computer hardware.........................................    2,103      3,948
  Furniture and equipment...................................      465      1,415
  Leasehold improvements....................................       --        254
                                                               ------     ------
                                                                5,274     13,825
  Less--Accumulated depreciation and amortization...........    1,233      5,200
                                                               ------     ------
                                                               $4,041     $8,625
                                                               ======     ======

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(3) DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED)

    Included in furniture and equipment are assets with a value of $57 and $307 as of December 31, 1999 and 2000, respectively, pursuant to capital lease arrangements.

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    1999       2000
                                                                  --------   --------
Goodwill and Other Purchased Intangibles:
  Goodwill..................................................      $    --    $ 6,915
  Developed technology......................................           --      3,200
  Assembled workforce.......................................           --        300
                                                                  -------    -------
                                                                       --     10,415
  Less--Accumulated amortization............................           --        335
                                                                  -------    -------
                                                                  $    --    $10,080
                                                                  =======    =======

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Accrued Expenses:
  Accrued software development costs........................   $1,375     $   --
  Accrued payroll and benefits..............................    1,302      2,402
  Accrued commissions.......................................      811      1,075
  Accrued consulting and professional fees..................      983        637
  Accrued other.............................................      246        425
  Current portion of capital lease obligations..............       23         59
  Bank overdraft............................................      229         --
                                                               ------     ------
                                                               $4,969     $4,598
                                                               ======     ======

(4) STRATEGIC RELATIONSHIP AGREEMENT

    In May 2000, the Company entered into a Strategic Relationship Agreement (the Agreement) with The Procter & Gamble Company (P&G), pursuant to which P&G has designated the Company for a period of at least three years as their exclusive provider of purchase contract management software for P&G's commercial products group. In addition, P&G has agreed to provide the Company with certain strategic marketing and business development services over the term of the Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

    As consideration for entering into the Agreement, the Company will pay P&G a royalty of up to 10% of the revenue derived from the commercial products market, as defined. To date, no such royalties have been earned or paid. In addition, the Company granted to P&G a fully exercisable warrant to purchase
875,000 shares of common stock as more fully described in Note 7(f).

(5) LINE-OF-CREDIT AGREEMENT

    In April 2000, the Company entered into a revolving line-of-credit agreement with a bank whereby the Company could borrow up to $3.0 million, limited to 80% of eligible accounts receivable, as

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) LINE-OF-CREDIT AGREEMENT (CONTINUED) defined in the agreement. Borrowings under the line-of-credit agreement bore interest at the bank's prime rate plus 2.0% per annum and were secured by substantially all assets of the Company. Subsequent to the IPO in July 2000, the Company used a portion of the IPO proceeds to repay all amounts then outstanding under the line of credit and terminated the agreement. As consideration for entering into the line-of-credit agreement, the Company issued to the bank a warrant to purchase 11,111 shares of the Company's common stock as more fully described in Note 7(f).

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Prior to its IPO, the Company had authorized 1,250,000 shares of redeemable convertible preferred stock, all of which were designated Series C redeemable convertible preferred stock (the Series C). On December 30, 1999, the Company sold 1,244,325 shares of the Series C for aggregate proceeds of approximately $12.5 million. The Series C held certain rights and preferences, including a cumulative 8% dividend, voting rights, a liquidation preference of $10.05 per share plus accrued dividends, redemption rights, and the option to convert each share of Series C into 2.5 shares of voting common stock. In July 2000, upon the effectiveness of the Company's IPO described in Note 7(a), each share of Series C then outstanding was converted into 2.5 shares of voting common stock, or an aggregate of 3,110,813 shares. At December 31, 2000, no shares of Series C preferred stock remain authorized or outstanding.

(7) STOCKHOLDERS' EQUITY

(a) INITIAL PUBLIC OFFERING

    In July 2000, the Company completed an IPO of 7,500,000 shares of common stock at a per share price of $9.00. The Company received proceeds of approximately $61.3 million, net of underwriting discounts, commissions and offering expenses of approximately $6.2 million. In August 2000, the underwriters exercised their overallotment option for an additional 1,125,000 shares of common stock, for which the Company received net proceeds of approximately $9.4 million, net of underwriting discounts and commissions. Upon the effectiveness of the IPO all shares of Series A, Series B and Series C convertible preferred stock were converted into an aggregate of 9,169,688 shares of common stock. At December 31, 2000, no shares of Series A, Series B or Series C preferred stock remain authorized or outstanding.

(b) COMMON STOCK

    Upon its re-incorporation in March 1998, the Company effected a 25-for-1 stock split. In March 2000, the Company approved a 2.5-for-1 stock split, which was effected as a stock dividend on July 11, 2000. All share and per share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted in all periods presented to reflect these stock splits. In March 2000, the Board voted to amend the Company's authorized capital stock to include 105,000,000 shares of capital stock, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares are undesignated preferred stock, $0.01 par value per share. At December 31, 2000, the Company had reserved 8,287,301 shares of common stock for issuance upon the exercise of stock options and warrants.

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCKHOLDERS' EQUITY (CONTINUED)
    During 1998, the Company sold at fair market value 1,238,625 shares of restricted common stock to an officer of the Company. The restricted common stock vested over four years. Upon the termination of this officer in 1999, all unvested shares became fully vested in accordance with the terms of the original restricted stock purchase agreement. During 1998, the Company sold at less than fair market value 187,500 shares of restricted common stock to a director of the Company, for which the Company recorded deferred compensation of $75 to be amortized over the four-year vesting period of the restricted stock. These shares became fully vested upon the effectiveness of the Company's IPO.

    During 1999, the Company granted 187,500 options to purchase common stock at less than fair market value to a director of the Company, for which the Company recorded deferred stock-based compensation of $188 that is being amortized over the four year vesting period of the options.

(c) CONVERTIBLE PREFERRED STOCK

    Prior to its IPO, the Company had authorized 2,500,000 shares of convertible preferred stock with a par value of $.01 per share, of which 2,100,000 shares were designated Series A convertible preferred stock (the Series A) and 400,000 shares were designated Series B convertible preferred stock (the Series B) (collectively, the Convertible Preferred Stock). The Convertible Preferred Stock held certain rights and preferences, including dividends, voting rights, liquidation rights and the option to convert each share of Convertible Preferred Stock into 2.5 shares of voting common stock. In July 2000, upon the effectiveness of the Company's IPO described in Note 7(a), each share of Convertible Preferred Stock then outstanding was converted into 2.5 shares of voting common stock, or an aggregate of 6,058,875 shares of common stock. At December 31, 2000, no shares of Series A or Series B Convertible Preferred Stock remain authorized or outstanding.

    The Company's Bylaws provide for and the Board of Directors and stockholders authorized 5,000,000 shares of $0.01 par value undesignated preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights, preferences, privileges and restrictions without vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of preferred stock.

(d) STOCK INCENTIVE PLANS

    In May 1994, the Company adopted the 1994 Stock Plan (the 1994 Plan), for which 4,375,000 shares of common stock were reserved. Under the terms of the 1994 Plan, the Company could grant nonqualified or incentive stock options, make awards of stock or authorize stock purchases by directors, officers, employees or consultants of the Company. The exercise price for option grants was to be determined by the Board of Directors but in no event would the exercise price be less than (i) the fair market value of the common stock in the case of incentive stock options, or (ii) the lesser of (a) the book value per share of the Company or (b) 10% of the fair market value of the common stock, in the case of nonqualified stock options. Option grants under the 1994 Plan generally vest over a period of five years and terminate 10 years from the date of grant. The Board of Directors terminated the 1994 Plan in March 2000.

    In April 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the 1997 Plan), for which 6,250,000 shares of common stock were reserved. Under the terms of the 1997 Plan, the Company could grant nonqualified or incentive stock options, make awards of stock or authorize stock

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCKHOLDERS' EQUITY (CONTINUED)
purchases by directors, officers, employees or consultants of the Company. The exercise price for option grants was to be determined by the Board of Directors but in no event would the exercise price be less than (i) the fair market value of the common stock in the case of incentive stock options, or (ii) the lesser of (a) the book value per share of the Company or (b) 30% of the fair market value of the common stock in the case of nonqualified stock options. Option grants under the 1997 Plan generally vest over a period of four to five years, as determined by the Board of Directors, and expire 10 years from the date of grant. The Board of Directors terminated the 1997 Plan in March 2000.

    In March 2000, the Company adopted the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Option Plan. The 2000 Stock Incentive Plan provides for the grant of up to 2,500,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. All of the Company's officers, employees, directors, consultants and advisors are eligible to receive awards under the 2000 Stock Incentive Plan. The 2000 Non-Employee Director Stock Option Plan provides for the grant of up to 562,500 shares of common stock in the form of nonqualified stock options to directors who are not employees. Each non-employee director will initially be granted an option to purchase 62,500 shares of common stock; in addition, each non-employee director will receive an option to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders.

    At December 31, 2000, options to purchase 1,307,960 and 437,500 common shares were available for future grants under the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Option Plan, respectively.

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes stock option activity under all of the Company's stock incentive plans:

                                                                                              WEIGHTED
                                                                            RANGE OF          AVERAGE
                                                         NUMBER OF          EXERCISE          EXERCISE
                                                           SHARES            PRICES            PRICE
                                                         ----------   ---------------------   --------
Balance, December 31, 1997.............................   4,077,313   $        0.002--0.016    $0.008
  Granted..............................................   1,819,563            1.200--1.516     1.248
  Exercised............................................  (1,982,938)           0.002--1.200     0.016
  Canceled.............................................    (803,750)           0.016--1.200     0.872
                                                         ----------   ---------------------    ------
Balance, December 31, 1998.............................   3,110,188            0.016--1.516     0.504
  Granted..............................................   3,153,188            1.516--3.800     2.704
  Exercised............................................    (337,435)           0.016--1.200     0.208
  Canceled.............................................    (370,078)           0.016--1.516     1.412
                                                         ----------   ---------------------    ------
Balance, December 31, 1999.............................   5,555,863            0.016--3.800     1.712
  Granted..............................................   1,886,777           4.200--18.500    12.453
  Exercised............................................  (1,821,192)           0.016--3.000     0.249
  Canceled.............................................    (336,464)          1.200--11.750     5.548
                                                         ----------   ---------------------    ------
Balance, December 31, 2000.............................   5,284,984   $       0.016--18.500    $5.731
                                                         ==========   =====================    ======
Exercisable, December 31, 1998.........................   1,648,500   $        0.016--1.516    $0.048
                                                         ==========   =====================    ======
Exercisable, December 31, 1999.........................   1,698,020   $        0.016--3.800    $0.156
                                                         ==========   =====================    ======
Exercisable, December 31, 2000.........................     977,661   $       0.016--15.250    $3.215
                                                         ==========   =====================    ======

    Additional information regarding options outstanding and exercisable as of December 31, 2000 is as follows:

                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-------------------------------------------------------------------   ----------------------------
                                                         WEIGHTED
                                          WEIGHTED        AVERAGE                      WEIGHTED
                          NUMBER OF       AVERAGE        REMAINING     NUMBER OF       AVERAGE
  RANGE OF EXERCISE        OPTIONS     EXERCISE PRICE   CONTRACTUAL     OPTIONS     EXERCISE PRICE
        PRICES           OUTSTANDING     PER SHARE         LIFE       EXERCISABLE     PER SHARE
----------------------   -----------   --------------   -----------   -----------   --------------
$                0.016       50,435        $ 0.016          5.70         37,778         $ 0.016
         1.200-- 1.516    1,374,935          1.381          7.74        362,189           1.373
         2.800-- 4.200    2,484,574          3.300          8.69        505,192           3.151
        10.000--11.750      549,190         11.411          9.50         10,000          10.000
        15.250--18.500      825,850         16.855          9.85         62,502          15.250
                          ---------        -------          ----        -------         -------
                          5,284,984        $ 5.730          8.68        977,661         $ 3.215
                          =========        =======          ====        =======         =======

    The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock compensation plans. In cases where options are granted or stock is issued at a price below fair market value, the Company calculates compensation expense as the difference between the fair market value, as determined by the Board of Directors or as listed on a public exchange, and

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCKHOLDERS' EQUITY (CONTINUED)
the exercise or issuance price. The Company recognizes compensation expense over the vesting term of the related option or common share. Had compensation expense for stock options been determined based on the fair value method of accounting proscribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) would have been decreased (increased) to the pro forma amounts indicated below.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net income (loss)--
  As reported...............................................   $1,912    $(5,220)   $(24,175)
  Pro forma.................................................    1,910     (5,378)    (25,838)
Basic net income (loss) per share--
  As reported...............................................   $ 0.19    $ (0.46)   $  (1.12)
  Pro forma.................................................     0.19      (0.47)      (1.20)
Diluted net income (loss) per share--
  As reported...............................................   $ 0.11    $ (0.46)   $  (1.12)
  Pro forma.................................................     0.11      (0.47)      (1.20)

    The Company's calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the period:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Risk-free interest rates....................................    6%         6%         6%
Dividend yield..............................................    --         --         --
Volatility..................................................    --         --         85%
Expected term...............................................  7 years    7 years    7 years
Weighted average fair value of options granted during the
  period....................................................  $0.43      $0.95       $8.69

(e) EMPLOYEE STOCK PURCHASE PLAN

    In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. In December 2000, 4,254 shares of common stock were issued to participating employees at a per share price of $9.67.

(f) WARRANTS

    At December 31, 1999 and 2000, the Company had warrants outstanding at exercise prices ranging from $0.67 to $9.00, as described below.

    In May 1997, the Company issued warrants to purchase 223,187 shares of common stock at an exercise price of $0.67 per share to investors in connection with a private placement of the Company's convertible promissory notes. The Company had 223,187 warrants outstanding at December 31, 1998 and 1999. In January 2000, the warrant holders exercised all warrants then outstanding for total proceeds to the Company of approximately $150.

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCKHOLDERS' EQUITY (CONTINUED)
    In September 1997, the Company issued 400,000 warrants to purchase Series B preferred stock at an exercise price of $5.00 per share in conjunction with a private placement of the Company's convertible promissory notes. In
December 1998, the warrant holders exercised all Series B preferred stock warrants then outstanding for total proceeds to the Company of $2,000.

    In April 2000, the Company issued warrants to purchase 11,111 shares of common stock as consideration for entering into a line-of-credit agreement with a bank, as more fully described in Note 5. The warrant is exercisable through July 2002 and has an exercise price of $9.00 per share. The Company has calculated the fair value of this warrant as $48, which has been recorded as interest expense in the accompanying consolidated financial statements.

    In May 2000, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock as consideration for entering into a strategic relationship agreement (the Agreement), as more fully described in
Note 4. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a cashless exercise during 2000. In addition, the Company agreed to grant P&G warrants to purchase up to 125,000 additional shares of common stock, exercisable at the then current fair market value per share, upon the achievement of milestones set forth in the Agreement, as defined. To date, no such milestones have been achieved.

    Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company calculated the fair value of the fully exercisable warrant to purchase 875,000 shares of common stock as approximately $3.8 million. In accordance with Emerging Issues Task Force Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, this amount was recorded by the Company in the second quarter of 2000 as, first, a $1.2 million reduction of the revenue derived from the license agreement with P&G, and, second, a component of sales and marketing expense for $2.6 million. The Company will calculate and record the fair value of the warrants to purchase up to 125,000 additional shares of common stock as sales and marketing expense as P&G provides the services set forth in the Agreement.

(8) INCOME TAXES

    At its inception, the Company elected to be treated as a Subchapter S corporation for income tax purposes. Since income taxes related to the income of Subchapter S corporations are the responsibility of the individual stockholders, no provision for income taxes was recorded in the accompanying financial statements for the period from January 1, 1998 through April 2, 1998. On
April 2, 1998, the Company re-incorporated as a Subchapter C corporation and the Company's Subchapter S corporation status was terminated. On that date, the accumulated losses incurred during the period in which the Company was a Subchapter S corporation were reclassified to additional paid-in capital. The Company's results of operations were taxed as a Subchapter C corporation for the period from April 3 through December 31, 1998, for which period a benefit for income taxes was recorded in the accompanying financial statements related to recording a deferred tax asset for certain future tax deductions for which it was deemed at the time more likely than not that the assets would be realized, due to actual and expected taxable income. Due to a change in the Company's profitability in 1999, the deferred tax asset was deemed not to be recoverable and, therefore, was expensed in the 1999 tax provision.

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    For the period from January 1, 1998 through April 2, 1998, a pro forma income tax adjustment is required to adjust the Company's net income as if the Company were a Subchapter C corporation for all periods presented. However, the Company generated sufficient losses from operations in the years ended
December 31, 1995 and 1996 to offset such taxable income. Therefore, no pro forma income tax adjustment has been presented.

    The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, a deferred tax asset or liability is recorded for all temporary differences between book and tax reporting of assets and liabilities. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of any deferred tax assets will not be realized. At December 31, 2000, the Company has available net operating losses (NOL's) of approximately $27,660 that are available to offset future taxable income through 2020. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of carryforwards which can be realized in future periods. Due to the uncertainty surrounding the Company's ability to realize these NOL's and the Company's other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

    The components of the (benefit from) provision for income taxes are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Current--
  Federal...................................................   $  67      $ (94)     $  --
  State.....................................................      19        (32)        --
                                                               -----      -----      -----
                                                                  86       (126)        --
                                                               -----      -----      -----
Deferred--
  Federal...................................................    (315)       305         --
  State.....................................................     (92)       102         --
                                                               -----      -----      -----
                                                                (407)       407         --
                                                               -----      -----      -----
    Total (benefit) provision...............................   $(321)     $ 281      $  --
                                                               =====      =====      =====

    The approximate income tax effect of each type of temporary difference and carryforwards is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Net operating loss carryforwards............................  $ 2,538    $ 12,052
Cash to accrual adjustment..................................      305         203
Nondeductible reserves and accruals.........................      337         333
Capitalized software development costs......................     (799)     (1,591)
Nondeductible amortization of purchased intangibles.........       --      (1,400)
Less--Valuation allowance...................................   (2,381)     (9,597)
                                                              -------    --------
    Net deferred tax asset..................................  $    --    $     --
                                                              =======    ========

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    A reconciliation of the federal statutory rate to the effective rate is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1998           1999           2000
                                                              --------       --------       --------
Federal statutory rate......................................     34.0%         (34.0)%       (34.0)%
State taxes, net of federal benefit.........................      6.3           (8.0)         (6.1)
Nondeductible amortization..................................       --             --           0.6
In-process research and development.........................       --             --           4.0
Increase in valuation allowance.............................       --           48.2          35.6
Income allocable to Subchapter S corporation................    (10.6)            --            --
Conversion from Subchapter S to Subchapter C corporation....    (48.4)            --            --
Other.......................................................     (1.4)          (0.5)         (0.1)
                                                               ------         ------         -----
    Effective rate..........................................    (20.1)%          5.7%           --%
                                                               ======         ======         =====

(9) COMMITMENTS

    The Company leases its facilities under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2009. The current portion of capital lease obligations is included in accrued expenses in the Company's consolidated balance sheet. Future minimum lease commitments under all noncancelable leases at December 31, 2000 are approximately as follows:

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
Year ending December 31,
2001........................................................   $1,198       $ 70
2002........................................................    1,240         63
2003........................................................    1,139         56
2004........................................................      428         29
2005........................................................      432         --
Thereafter..................................................    1,678         --
                                                               ------       ----
  Total minimum lease payments..............................   $6,115        218
                                                               ======
Less--Amount representing interest..........................                  44
                                                                            ----
  Present value of minimum lease payments...................                 174
Less--Current portion of capital lease obligations..........                  59
                                                                            ----
  Capital lease obligations, net of current portion.........                $115
                                                                            ====

    Total rent expense was approximately $278, $409 and $829 for the years ended December 31, 1998, 1999 and 2000, respectively.

(10) SEGMENT DISCLOSURE

    The Company measures operating results as a single reportable segment, which provides multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex

                          I-MANY, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(10) SEGMENT DISCLOSURE (CONTINUED)
contracts for the purchase and sale of goods. To date, all of the Company's revenues have been derived from customers located within the United States and all of the Company's assets and operations are located within the United States.

(11) VALUATION AND QUALIFYING ACCOUNTS

    A rollforward of the Company's allowance for doubtful accounts is as follows:

Balance at December 31, 1998................................   $ 100
  Additions.................................................     662
  Write-offs................................................    (212)
                                                               -----
Balance at December 31, 1999................................     550
  Additions.................................................     420
  Write-offs................................................    (134)
                                                               -----
Balance at December 31, 2000................................   $ 836
                                                               =====

(12) SUBSEQUENT ACQUISITIONS

(a) ACQUISITION OF VINTAGE SOFTWARE, INC.

    On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (Vintage), a software company which markets a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $933 included cash of $433, and 34,096 shares of Company common stock, valued at $11.73 per share totaling $400, and transaction costs of approximately $100. The acquisition will be accounted for as a purchase business combination in accordance with APB Opinion No. 16, ACCOUNTING FOR BUSINESS COMBINATIONS. The Company will consolidate the operating results of Vintage beginning on the date of acquisition.

(b) ACQUISITION OF INTERSOFT INTERNATIONAL, INC.

    In March 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. (Intersoft) which markets software to companies and brokers in the food service industry. The aggregate purchase price of $1,589 included cash of $500, 51,134 shares of Company common stock, valued at $19.35 per share totaling $989, and transaction costs of approximately $100. The acquisition will be accounted for as a purchase business combination in accordance with APB Opinion No. 16, ACCOUNTING FOR BUSINESS COMBINATIONS. The Company will consolidate the operating results of Intersoft beginning on the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the information set forth in the section entitled "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1.  Consolidated Financial Statements

    The consolidated financial statements listed below together with the report thereon of the independent auditors dated February 7, 2001 are included in this report for Item 8 and are incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 1999 and 2000

        Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

        Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

        Notes to Consolidated Financial Statements

2.  Exhibits Required to be filed by Item 601 of Regulation S-K

    The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    The following reports were filed during the last quarter of the period covered by this report:

    Current report on Form 8-K, filed with the SEC on November 8, 2000

    Current report on Form 8-K, filed with the SEC on November 29, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       I-MANY, INC.

                                                       By:  /s/ A. LEIGH POWELL
                                                            -----------------------------------------
                                                            A. Leigh Powell
                                                            Chief Executive Officer & Director Date:
                                                            March 30, 2001

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature apears below constitutes and appoints A. Leigh Powell and Philip M. St. Germain, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
-----------------------------------------------------  ---------------------------  ------------------
                 /s/ A.LEIGH POWELL                    Chief Executive Officer &
     -------------------------------------------         Director (Principal          March 30, 2000
                   A.Leigh Powell                        Executive Officer)

                                                       Chief Financial Officer,
              /s/ PHILIP M. ST.GERMAIN                   Treasurer & Director
     -------------------------------------------         (Principal Accounting        March 30, 2000
                Philip M. St.Germain                     Officer)

                 /s/ ROGER D. GUERIN
     -------------------------------------------       Corporate Controller           March 30, 2000
                   Roger D. Guerin

                /s/ WILLIAM F. DOYLE
     -------------------------------------------       Chairman of the Board          March 30, 2000
                  William F. Doyle

                 /s/ JEFFREY HORING
     -------------------------------------------       Director                       March 30, 2000
                   Jeffrey Horing

                  /s/ MURRAY B. LOW
     -------------------------------------------       Director                       March 30, 2000
                    Murray B. Low

                  /s/ E. DAVID HETZ
     -------------------------------------------       Director                       March 30, 2000
                    E. David Hetz

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  3.1*   Certificate of Incorporation of the Registrant, as amended
  3.2*   Form of Amended and Restated Certificate of Incorporation
  3.3*   Bylaws
  3.4*   Form of Amended and Restated Bylaws
  4.1*   Specimen certificate for shares of common stock
  4.2*   Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1
 10.1*   1994 Stock Plan
 10.2*   1997 Stock Option/Incentive Plan
 10.3*   2000 Stock Incentive Plan
 10.4*   2000 Non-Employee Director Stock Option Plan
 10.5*   Amended and Restated Registration Rights Agreement, dated
         December 30, 1999 by and among Registrant and the
         stockholders named therein
 10.6*   Amended and Restated Stockholders' Agreement, dated December
         30, 1999 by and among Registrant and the stockholders named therein
 10.7*   Form of sublease agreement, dated February 11, 2000, between
         PXRE Corp and Registrant regarding premises at 399 Thornall
         Street, Edison, New Jersey
 10.8*   Lease agreement, dated September 30, 1998, between
         Registrant and Metro Four Associates Limited Partnership
         regarding premises at 379 Thornall Street, Suite 406,
         Edison, New Jersey
 10.9*   Lease agreement, dated September 25, 1997, between
         Registrant and Hega Realty Trust regarding premises at 537
         Congress St., Portland, Maine
 10.10*  Lease agreement, dated May 24, 1996, between Registrant and
         Hega Realty regarding premises at 537 Congress St., Suites
         500, 501 and 504, Portland, Maine
 10.11*  First Amendment, dated February 8, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites
         500, 501 and 504, Portland, Maine
 10.12*  Second Amendment, dated May 27, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites
         500, 501 and 504, Portland, Maine
 10.13*  Third Amendment, dated March 13, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites
         500, 501 and 504, Portland, Maine
 10.14*  Fourth Amendment, dated April 5, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites
         500, 501 and 504, Portland, Maine
 10.15*  Employment letter, dated July 27, 1999, between Registrant and A. Leigh Powell
 10.16*  Employment agreement, dated December 23, 1997, between
         Registrant and Philip St. Germain
 10.17*  Employment letter, dated December 26, 1998 between
         Registrant and Steven I. Hirschfeld
 10.18*  Employment letter, dated January 6, 1998, between Registrant and Thomas Mucher
 10.19*  Employment letter, dated July 23, 1999, between Registrant and Terry Nicholson
 10.20*  Employment agreement, dated April 27, 1998, between
         Registrant and Gerald O'Connell
 10.21*  Form of Indemnification Agreement between the Registrant and each of its directors and officers
 10.22*  Master Services Agreement, dated November 15, 1999, between
         Registrant and Sapient Corporation
 10.23*  Strategic Relationship Agreement with The Procter and Gamble
         Company, dated May 1, 2000
 10.24*  Warrant issued to The Procter and Gamble Company, dated May
         1, 2000
 10.25** Agreement and Plan of Merger and Reorganization, dated as of
         November 3, 2000, by and among the Registrant, Cimian
         Corporation, Chi-Cor Information Management, Inc. and
         certain stockholders

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 23      Consent of Arthur Andersen LLP
 24      Power of Attorney of Directors (Included in Signatures Page)

------------------------

* Incorporated by reference to the same numbered exhibits filed with the Registrant's Registration Statement on Form S-1, as amended (File
    No. 333-32346) originally filed with the SEC on March 13, 2000

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000