Form 10-Q
period 2001-03-31
I MANY INC
filed 2001-05-15
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

On May 11, 2001, 34,428,299 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Certain Factors That May Affect Future Operating Results" as well as in the Form 10-Q generally. The Company uses words such as "believes," "intends," "expects," "anticipates," "plans," "estimates," "should," "may," "will," "scheduled" and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, our expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in the Form 10-Q.

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

                                  I-MANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000..............................................4

                  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000..................................5

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000..................................6

                  Notes to Consolidated Condensed Financial Statements...........8


     Item 2.      Management's Discussion and Analysis of Financial Condition...12
                  Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk....20

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................21

     Item 2.      Changes in Securities and Use of Proceeds.....................21

     Item 3.      Defaults upon Senior Securities...............................21

     Item 4.      Submission of Matters to a Vote of Security Holders...........21

     Item 5.      Other Information.............................................21

     Item 6.      Exhibits and Reports of Form 8-K..............................21

                  Signatures....................................................22

                  Exhibit Index.................................................23


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          I-MANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       March 31,           December 31,
                                                                                         2001                 2000
                                                                                         ----                 ----
                                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                             $ 48,629          $  50,639
     Accounts receivable, net of allowance                                                   11,358             10,051
     Unbilled receivables                                                                     3,851              4,475
     Prepaid expenses and other current assets                                                  849                459
                                                                                          ---------          ---------
         Total current assets                                                                64,687             65,624
Property and Equipment, net                                                                   8,272              8,625
Other Assets                                                                                  1,192              1,059
Goodwill and Other Purchased Intangibles                                                     14,877             10,080
                                                                                          ---------          ---------
         Total assets                                                                      $ 89,028          $  85,388
                                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $  2,800           $  3,644
     Accrued expenses                                                                         5,476              4,598
     Current portion of deferred service revenue                                              7,388              7,050
     Unearned product revenue                                                                 1,867              1,220
                                                                                          ---------          ---------
         Total current liabilities                                                           17,531             16,512
                                                                                          ---------          ---------
Capital Lease Obligations, net of current portion                                               102                115
                                                                                          ---------          ---------
Commitments and Contingencies
Stockholders' Equity:
     Undesignated preferred stock, $.01 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 0 shares                                                       -                  -
     Common stock, $.0001 par value - -
         Authorized - 100,000,000 shares
         Issued and outstanding - 33,352,906 and 32,940,767 shares
             at March 31, 2001 and December 31, 2000, respectively                                3                  3
     Additional paid-in capital                                                             101,878             98,746
     Deferred stock-based compensation                                                        (129)              (154)
     Stock subscription receivable                                                             766                  -
     Accumulated deficit                                                                   (31,123)           (29,834)
                                                                                          ---------          ---------
         Total stockholders' equity                                                          71,395             68,761
                                                                                          ---------          ---------
         Total liabilities and stockholders' equity                                        $ 89,028          $  85,388
                                                                                          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                            I-MANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                                     Three months
                                                                                                     ended March 31,
                                                                                                  2001           2000
                                                                                                  ----           ----
Net Revenues:
     Product                                                                                     $ 8,481        $ 1,546
     Services                                                                                      6,784          5,243
                                                                                               ---------      ---------
          Total net revenues                                                                      15,265          6,789
Cost of revenues                                                                                   4,356          3,244
                                                                                               ---------      ---------
Gross profit                                                                                      10,909          3,545

Operating expenses:
     Sales and marketing                                                                           5,142          4,391
     Research and development                                                                      3,497          3,712
     General and administrative                                                                    1,966            832
     Depreciation                                                                                  1,366            451
     Amortization of goodwill and other purchased intangible assets                                  847              -
                                                                                               ---------      ---------
          Total operating expenses                                                                12,818          9,386
                                                                                               ---------      ---------
Loss from operations                                                                             (1,909)        (5,841)
Other income, net                                                                                    620            139
                                                                                               ---------      ---------
Loss before income taxes                                                                         (1,289)        (5,702)

Provision for income taxes                                                                             -              -
                                                                                               ---------      ---------
Net loss                                                                                         (1,289)        (5,702)
Accretion of dividends on redeemable convertible
     Preferred stock                                                                                  -            253
                                                                                               ---------      ---------
Net loss applicable to common stockholders                                                     $ (1,289)      $ (5,955)
                                                                                               =========      =========
Basic and diluted net loss per common share                                                    $  (0.04)      $  (0.47)
                                                                                               =========      =========
Weighted average shares outstanding                                                               33,095         12,569
                                                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements
                                       5

                         I-MANY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                     -----------------------------
                                                                                         2001             2000
                                                                                        -------          -------
Cash Flows from Operating Activities:
     Net loss                                                                             $ (1,289)          $ (5,702)
     Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                         2,188                435
       Amortization of deferred stock-based compensation                                        25                 16
       Changes in current assets and liabilities:
          Accounts receivable                                                               (1,243)             1,428
          Unbilled receivables                                                                 754             (2,789)
          Prepaid expense and other current assets                                            (380)               (33)
          Prepaid and refundable income taxes                                                  (10)               192
          Accounts payable                                                                    (861)             3,116
          Accrued expenses                                                                     752               (507)
          Deferred service revenue                                                              22                333
          Unearned product revenue                                                             647               (234)
                                                                                          --------           --------
            Net cash provided by (used in) operating activities                                605             (3,745)
                                                                                          --------           --------
Cash Flows from Investing Activities:
     Purchases of property and equipment, net                                                 (963)            (4,492)
     Additional cash paid to acquire Chi-Cor Information Management, Inc.                     (766)                 -
     Cash paid to acquire Vintage Software, Inc.                                              (731)                 -
     Cash paid to acquire Intersoft International, Inc.                                       (591)                 -
     (Increase) decrease in other assets                                                      (133)              (621)
                                                                                          --------           --------
            Net cash used in investing activities                                           (3,184)            (5,113)
                                                                                          --------           --------
Cash Flows from Financing Activities:
     Proceeds from exercise of common stock warrants                                             -                150
     Payments on capital lease obligations                                                     (12)                (8)
     Proceeds from exercise of stock options                                                   581                181
     Bank overdraft                                                                              -              1,293
                                                                                          --------           --------
            Net cash provided by financing activities                                          569              1,616
                                                                                          --------           --------
Net Decrease in Cash and Cash Equivalents                                                   (2,010)            (7,242)
     Cash and Cash Equivalents, beginning of period                                         50,639             15,322
                                                                                          --------           --------
     Cash and Cash Equivalents, end of period                                             $ 48,629           $  8,080
                                                                                          ========           ========


Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                             $      7           $      1
                                                                                          ========           ========
     Cash refunded during the period for income taxes                                     $      -           $   (188)
                                                                                          ========           ========
Supplemental Disclosure of Noncash Activities:
     Accretion of dividends on Series C preferred stock                                    $     -           $    252
                                                                                          ========           ========
As of March 31, 2001, the Company recorded additional purchase price related to its acquisition of Chi-Cor Information Management, Inc. on November 16,
     2000, as follows:
     Fair value of additional assets acquired                                             $ (1,453)           $     -
     Additional cash paid                                                                      766                  -
     Additional common stock to be issued                                                      677                  -
                                                                                          --------           --------
     Additional liabilities assumed                                                       $    (10)           $     -
                                                                                          ========           ========
On January 25, 2001, the Company acquired Vintage Software, Inc. as follows:
     Fair value of assets acquired                                                        $ (1,168)           $     -
     Cash paid for acquisition                                                                 731                  -
     Common stock issued                                                                       400                  -
                                                                                          --------           --------
     Liabilities assumed                                                                  $    (37)           $     -
                                                                                          ========           ========
On March 2, 2001, the Company acquired Intersoft International, Inc. as follows:
     Fair value of assets acquired                                                        $ (3,242)           $     -
     Cash paid for acquisition                                                                 591                  -
     Common stock issued                                                                     2,240                  -
                                                                                          --------           --------
     Liabilities assumed                                                                  $   (411)           $     -
                                                                                          ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  I-MANY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of I-Many, Inc. (the "Company") for the year ended December 31, 2000 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

NOTE 2.  NET LOSS PER SHARE

         Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security was excluded, as they are anti-dilutive as a result of the Company's net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 3,336,022 and 12,954,540 for the three months ended March 31, 2001 and 2000, respectively.

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

NOTE 4.  SIGNIFICANT CUSTOMERS

         The Company had one customer whose revenues individually represented 14% and 37% of total net revenues for the three month periods ended March 31, 2001 and 2000, respectively.

NOTE 5     ACQUISITIONS

CHI-COR INFORMATION MANAGEMENT, INC.

         On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. (ChiCor) for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off ChiCor's outstanding bank loan of $754,000, 251,601 shares of Company common stock with a fair value at the date of closing of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. In addition, upon achievement of certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders are entitled to additional consideration of up to $6.9 million, one-half of which is payable in cash and the balance payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS Combinations. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and the liabilities assumed.

         Based on the revenue and income levels realized by ChiCor during the three month period ended March 31, 2001, the ChiCor shareholders will receive additional consideration of $1.6 million to be paid in cash and stock no later than May 15, 2001. At March 31, 2001, the one-half stock portion of this amount was recorded as Stock Subscription Receivable and the cash portion was recorded in Accrued Expenses, with the entire amount treated as additional purchase price and recorded as goodwill. Any additional consideration paid to the ChiCor shareholders as a result of future quarterly earnouts will likewise be treated as additional purchase price and recorded as goodwill.

VINTAGE SOFTWARE, INC.

         On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (Vintage), a software company which marketed a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included cash of $433,000, 34,096 shares of Company common stock with a fair value of $400,000, $200,000 in earnout bonuses, and transaction costs of $98,000. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS and the Company has consolidated the operations of Vintage beginning on the date of acquisition. No proforma information for the period ended March 31, 2001 has been presented as this purchase was not material.

INTERSOFT INTERNATIONAL, INC.

On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. (Intersoft), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $2.8 million included cash of $500,000, 115,733 shares of Company common stock with a fair value of $2.2 million and transaction costs of $99,000. In addition, upon achievement of certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders are entitled to additional consideration of up to $1.25 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS and the Company has consolidated the operations of Intersoft beginning on the date of acquisition. Any additional consideration paid to the Intersoft shareholders as a result of future quarterly earnouts will be treated as additional purchase price and recorded as goodwill. No proforma information for the period ended March 31, 2001 has been presented as this purchase was not material.


BCL VISION LTD.

         On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (BCL), a provider of collection and dispute management software and services based in London, United Kingdom. The initial purchase price of $12.0 million consists of cash of $4.0 million, 690,000 shares of Company common stock with a fair value of $6.9 million, assumed liabilities of approximately $800,000 and estimated transaction costs of $300,000. In addition, upon achievement of a certain revenue milestone through June 30, 2001, the BCL shareholders are entitled to additional consideration of up to $1.0 million, payable in the form of Company stock. The acquisition will be accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS and the Company will consolidate the operations of BCL beginning on the date of acquisition. The Company has retained an independent appraiser for the purpose of allocating the initial consideration of approximately $12.0 million to the tangible and intangible assets acquired and the liabilities assumed. Any additional consideration paid to the BCL shareholders as a result of the future earnout will be treated as additional purchase price and recorded as goodwill.

PROVATO, INC.

         On April 18, 2001, the Company entered into an agreement to acquire all the outstanding capital stock of Provato, Inc. In connection with the merger, the Company has agreed to issue up to 3,158,016 shares of the Company's common stock to the shareholders of Provato. The Company will assume Provato's liabilities of approximately $1.0 million and expects to incur transaction costs of approximately $300,000. Using the closing price of the Company's stock at May 11, 2001 of $16.06 per share, the purchase price of the merger transaction would be valued at up to $52.0 million. The acquisition will be accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS and the Company will consolidate the operations of Provato beginning on the date of acquisition. The Company has retained an independent appraiser for the purpose of allocating the value of the merger consideration to the tangible and intangible assets acquired and the liabilities assumed. The Company expects this transaction to be closed around June 30, 2001.

NOTE 6.  STRATEGIC RELATIONSHIP AGREEMENTS

PROCTER & GAMBLE COMPANY

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

ACCENTURE

         In April 2001, the Company entered into a Marketing Alliance Agreement (the Agreement) with Accenture LLP, pursuant to which Accenture has designated the Company for a period of at least one year as their preferred provider of automated contract management solutions. In addition, Accenture has agreed to provide the Company with certain strategic marketing and business development services at no charge over the term of the Agreement.

         As consideration for entering into the Agreement, the Company has designated Accenture as its preferred business integration provider for the Company's CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of any revenues generated from certain future software licenses to Accenture's clients and prospects.


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

OVERVIEW

         We provide software and Internet-based solutions and related professional services that allow our clients to more effectively manage their business-to-business relationships. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the largest 10 and 16 of the largest 20 pharmaceutical manufacturers, ranked according to annual revenues. We are seeking to expand our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries. Our acquisitions of Chi-Cor Information Management, Inc. (ChiCor) in November 2000 and Intersoft International, Inc. (Intersoft) in March 2001 have provided us with accepted products, customers and expertise in these new vertical markets.

         Currently, we can deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers, our proprietary imany.com portal and the licensing of technology to enable our clients to establish their own private or public portals and exchanges.

         We have generated revenues from both products and services. Product revenues, which have been principally comprised of software license fees generated from our CARS software suite, accounted for 22.8% of net revenues in the three months ended March 31, 2000 and 55.6% of net revenues for the three months ended March 31, 2001. Service revenues include maintenance and support fees directly related principally to our CARS software suite and professional service fees derived from consulting, installation, business analysis and training services related to our software products. Service revenues accounted for 77.2% of net revenues in the three months ended March 31, 2000 and 44.4% of net revenues for the three months ended March 31, 2001.

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

         After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $46.2 million for the 12 months ended December 31, 2000 and $12.8 million for the three months ended March 31, 2001. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 46 employees as of December 31, 1996 to 393 employees at March 31, 2001.

RECENT EVENTS

         On November 16, 2000, we acquired all the outstanding capital stock of ChiCor in a merger transaction for a purchase price of up to $20.3 million. The initial consideration of $13.5 million consisted of $5.7 million of cash, a portion of which was used to pay off ChiCor's outstanding bank loan of $754,000, 251,601 shares of Company common stock with a fair value of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. As of March 31, 2001, the ChiCor shareholders had become entitled to additional consideration of $1.6 million, out of a total earnout potential of $1.7 million, based on the revenue and income levels realized by the ChiCor operation during the three month period ended March 31, 2001. In addition, upon achievement of certain additional quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders are entitled to additional consideration of up to $5.2 million, one-half of which is payable in cash and the balance payable in the form of Company stock.

         On January 25, 2001, we acquired all of the outstanding capital stock of Vintage Software, Inc. (Vintage) for a purchase price of $1.1 million, consisting of cash of $433,000, 34,096 shares of Company common stock with a fair value of $400,000, accrued earnout bonuses of $200,000 and transaction costs of $98,000. The results of Vintage are included since the date of acquisition in the accompanying March 31, 2001 financial statements.

         On March 2, 2001, we acquired all of the outstanding capital stock of Intersoft for a purchase price of up to $4.1 million. The initial consideration of $2.8 million consisted of cash of $500,000, 115,733 shares of Company common stock with a fair value of $2.2 million and transaction costs of $99,000. In addition, upon achievement of certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders are entitled to additional consideration of up to $1.25 million, payable in the form of Company stock. The results of Intersoft are included since the date of acquisition in the accompanying March 31, 2001 financial statements.

         On April 9, 2001, we acquired all of the outstanding capital stock of BCL Vision Ltd. (BCL) for a purchase price of up to $13.0 million. The initial consideration of $12.0 million consisted of cash of $4.0 million, 690,000 shares of Company common stock with a fair value of $6.9 million, assumed liabilities of approximately $800,000 and estimated transaction costs of $300,000. In addition, upon achievement of a certain revenue milestone through June 30, 2001, the BCL shareholders are entitled to additional consideration of up to $1.0 million, payable in the form of Company stock. This acquisition will be recorded in the quarter ended June 30, 2001, and the BCL operating results from the date of acquisition (4/9/2001) will be included in the June 30, 2001 financial statements.

         On April 11, 2001, in connection with the establishment of a Marketing Alliance Agreement (the Agreement) with Accenture LLP, we issued a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. During the second quarter of 2001, we will record the financial statement impact of this warrant. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of the revenue generated from certain future software licenses to Accenture clients.

         On April 18, 2001, we signed an agreement to acquire Provato, Inc. in a merger transaction. In connection with the merger, we have agreed to issue up to 3,158,016 shares of the Company's common stock to the shareholders of Provato and will assume Provato's liabilities of approximately $1.0 million. We expect to incur transaction costs of approximately $300,000. Using the closing price of the Company's stock at May 11, 2001 of $16.06 per share, the purchase price of this merger transaction would be valued at up to $52.0 million. We expect this transaction will close around June 30, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

NET REVENUES

         Net revenues increased by $8.5 million, or 125%, to $15.3 million for the quarter ended March 31, 2001 from $6.8 million for the quarter ended March 31, 2000. Product revenues increased by $6.9 million, or 449%, to $8.5 million for the quarter ended March 31, 2001, from $1.5 million for the quarter ended March 31, 2000. This increase is attributable to a significant increase in the number of software licenses sold, due in part to the contribution of the ChiCor subsidiary subsequent to its acquisition in November 2000.

         As a percentage of total net revenues, product revenues increased to 55.6% for the quarter ended March 31, 2001, from 22.8% for the quarter ended March 31, 2000 and 51.9% for the quarter ended December 31, 2000. This increase in product revenues as a percentage of total net revenues is attributable to the significant expansion of our software licensing activity, as compared to the more modest growth rate of our professional services business. Service revenues increased by $1.5 million, or 29%, to $6.8 million for the quarter ended March 31, 2001, from $5.2 million for the quarter ended March 31, 2000.

COST OF REVENUES

         Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $1.1 million, or 34%, to $4.4 million for the quarter ended March 31, 2001, from $3.2 million for the quarter ended March 31, 2000. This increase is due primarily to the increased number of employees in our professional services group, which grew from 71 in the first quarter of 2000 to 110 in the first quarter of 2001, partially offset by a decrease in subcontractor consulting costs from $1.4 million in the first quarter of 2000 to $1.2 million in the first quarter of 2001.

         As a percentage of total net revenues, cost of revenues decreased to 28.5% for the quarter ended March 31, 2001, from 47.8% for the quarter ended March 31, 2000 and 33.2% for the quarter ended December 31, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues. Service revenues typically generate lower margins than product revenues.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense increased by $751,000, or 17%, to $5.1 million in the three months ended March 31, 2001 from $4.4 million in the three months ended March 31, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels from 52 at March 31, 2000 to 109 at March 31, 2001 and significantly higher commission costs attributable to the increase in product revenues, partially offset by significant reductions in spending for advertising, marketing and promotional materials related to our web-based initiatives, and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense decreased to 33.7% for the quarter ended March 31, 2001, from 64.7% for the quarter ended March 31, 2000 and 40.8% for the quarter ended December 31, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $215,000, or 5%, to $3.5 million for the quarter ended March 31, 2001, from $3.7 million for the quarter ended March 31, 2000. This decrease in research and development expenses is attributable to significant subcontractor costs associated principally with the development of our Internet portal incurred during the first half of 2000. In the quarter ended March 31, 2000, subcontractor costs amounting to $2.4 million were expensed as incurred, as compared to $280,000 in the quarter ended March 31, 2001. The decrease in subcontractor costs was partially offset by an increase in salary costs related to an increase in the number of research and development personnel from 67 at March 31, 2000 to 133 at March 31, 2001. As a percentage of total net revenues, research and development expense decreased to 22.9% for the quarter ended March 31, 2001, from 54.7% for the quarter ended March 31, 2000 and 23.0% for the quarter ended December 31, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for all senior executives and personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $1.1 million, or 136%, to $2.0 million for the first quarter of 2001 from $832,000 for the first quarter of 2000. As a percentage of total net revenues, general and administrative expenses increased to 12.9% for the quarter ended March 31, 2001, from 12.3% for the quarter ended March 31, 2000. The increase in general and administrative expenses both in dollars and as a percentage of total net revenues is primarily attributable to an increase in headcount from 30 at March 31, 2000 to 41 at March 31, 2001, higher legal fees, and to the costs associated with being a publicly-held company.

         DEPRECIATION. Depreciation includes amortization of capitalized internal- use software development costs related to the company's Internet portal. Depreciation expense increased by $915,000, or 203%, from $451,000 in the first quarter of 2000 to $1.4 million in the first quarter of 2001. This increase is a result of significant additions of computer hardware and software for our web-based initiatives and amortization of capitalized internal-use software development costs, which consist entirely of subcontractor costs. In the quarter ended March 31, 2001, the amortization expense related to capitalized internal-use software development costs amounted to $834,000, as compared to $207,000 of amortization in the quarter ended March 31, 2000.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of purchased intangibles, related to our acquisitions of ChiCor in November 2000, Vintage in January 2001 and Intersoft in March 2001, amounted to $847,000 in the quarter ended March 31, 2001. There was no amortization of purchased intangibles in the quarter ended March 31, 2000.

         OTHER INCOME, NET. Other income, net increased by $481,000, or 346%, from $139,000 in the quarter ended March 31, 2000, to $620,000 in the quarter ended March 31, 2001. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering.

         PROVISION FOR INCOME TAXES. We have incurred operating losses for all quarters in 2000 and the first quarter of 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the quarters ended March 31, 2001 and March 31, 2000.

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

         At March 31, 2001, we had cash and cash equivalents of $48.6 million and a net working capital surplus of $47.2 million. On March 31, 2001, we had no long-term or short-term debt, other than obligations under capital lease financings.

         On April 9, 2001, we acquired BCL Vision Ltd. for a purchase price of up to $13.0 million, including $4.0 million of cash, common stock valued at $6.9 million, $800,000 of assumed liabilities, $300,000 of transaction costs, and up to $1.0 million to be paid, subject to the satisfaction of certain performance criteria during 2001, in stock. At closing, we used existing cash resources to pay the cash portion of the purchase price.

         Net cash provided by operating activities for the three months ended March 31, 2001 was $605,000, as compared to net cash used in operating activities of $3.7 million in the three months ended March 31, 2000. For the three months ended March 31, 2001, net cash provided by operating activities consisted primarily of our net loss of $1.3 million, as adjusted for depreciation and amortization of $2.2 million. Increases in accounts receivable of $1.2 million and $380,000 in prepaid expense, and a $861,000 decrease in accounts payable were largely offset by a $754,000 decrease in unbilled receivables and increases of $752,000 and $647,000 in accrued expenses and unearned product revenue, respectively. Net cash used in operating activities for the three months ended March 31, 2000 consisted principally of our net loss of $5.7 million and a $2.8 million increase in unbilled receivables, partially offset by a $1.4 million decrease in accounts receivable and a $3.1 million increase in accounts payable.

         Net cash used in investing activities was $3.2 million for the three months ended March 31, 2001 and $5.1 for the three months ended March 31, 2000. Net cash used in investing activities for the three months ended March 31, 2001 primarily reflects $963,000 in purchases of property and equipment and $2.1 million related to the acquisitions of ChiCor, Vintage and Intersoft. Net cash used in investing activities for the three months ended March 31, 2000 consisted primarily of purchases of property and equipment, including $3.3 million of capitalized internal-use software development costs.

         Net cash provided by financing activities was $569,000 for the three months ended March 31, 2001, primarily from proceeds from stock option exercises. Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2000, consisting of a $1.3 million bank overdraft and $331,000 in exercises of warrants and options.

         We currently anticipate that our $44.6 million balance in cash and cash equivalents, net of the $4.0 million in cash paid on April 9, 2001 for the acquisition of BCL Vision Ltd., will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded product and service offerings and the success of these offerings once they are launched. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

         In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN 1999 AND 2000 AND FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

         We incurred net losses of approximately $5.2 million in the year ended December 31, 1999 and $24.2 million in the year ended December 31, 2000 and we had an accumulated deficit at March 31, 2001 of $31.1 million. Even though our net loss narrowed significantly in the quarter ended March 31, 2001 to $1.3 million, we expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. Although we have been profitable in certain years, our business model is evolving and we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

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

         In accordance with generally accepted accounting principles, we have capitalized certain of our costs related to the development of imany.com, our proprietary Internet portal, and we are amortizing the capitalized costs over an estimated useful life of twenty-four months. In the event that our business model changes such that our portal is no longer deemed to have sufficient value to justify the then carrying value of the capitalized costs, we would be required to write off all, or a portion of, these capitalized costs. In such an event, our results of operations for the period in which we take such a charge could be materially adversely affected.

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

         Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including an office in London, United Kingdom. As we grow, the geographic distance between these offices could make it more difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $36.5 million in the year ended December 31, 2000, and to $15.3 million in the quarter ended March 31, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 393 as of March 31, 2001. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls. We may not succeed in these efforts. Our failure to expand and integrate these systems in an efficient manner could prevent us from successfully implementing our business model. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY AND FACTORS WHICH ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

         Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. In the first three months of 2001, one customer, Premier, Inc., accounted for approximately 14 percent of our total revenues. As a result, demand for our solutions could be affected by any factors which could adversely affect the demand for healthcare products which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors which may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET HAVE NOT YET RESULTED IN SIGNIFICANT REVENUE, AND WE CANNOT BE SURE THAT OUR INITIATIVES IN THESE OTHER MARKETS WILL BE SUCCESSFUL

         As part of our growth strategy, we have begun initiatives to sell our CARS software suite of products and services in markets other than the healthcare market, including the consumer packaged goods, foodservice and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have entered into a strategic relationship with Procter & Gamble, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products industry. In connection with our efforts in other industries, it may be necessary for us to hire additional personnel with expertise in these other markets.

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

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

         We intend in the future to consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, WE MAY HAVE DIFFICULTY INTEGRATING THOSE NEW TECHNOLOGIES OR BUSINESSES

         We have acquired ChiCor, Intersoft and BCL Vision Ltd., which are located in Chicago, Illinois, Cleveland, Ohio and London, U.K., respectively. Any other company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate those employees, technologies and products and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

         In connection with our acquisitions of ChiCor, Vintage and Intersoft, we have recorded $18.6 million of intangible assets, the amortization of which will adversely affect our results of operations in future periods. In addition, we recorded a $2.4 million charge during the fourth quarter of 2000 for a write-off of the purchase price of ChiCor as in-process research and development. We expect to record a significant amount of intangibles assets and a write-off of in-process research and development in connection with our April 9, 2001 acquisition of BCL Vision Ltd., and with respect to any future acquisition.

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

         As of March 31, 2001, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at March 31, 2001 amounted to 5.16 percent.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Modification of Constituent Instruments

         None

(b) Change in Rights

         None

(c)      Changes in Securities

         On January 25, 2001, the Company issued 34,096 shares of its unregistered common stock pursuant to its acquisition of Vintage Software, Inc. On March 2, 2001, the Company issued 115,733 shares of its unregistered common stock pursuant to its acquisition of Intersoft International, Inc. On April 9, 2001, the Company issued 690,000 shares of its unregistered common stock pursuant to its acquisition of BCL Vision, Ltd. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under
Section 4(2) of the Securities Act.

(d)      Use of Proceeds

         The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The exhibits listed on the Exhibit Index are filed herewith.

         (b) We did not file a current report on Form 8-K during the quarter ended March 31, 2001. On April 24, 2001, we filed a current report on Form 8-K pursuant to Items 2 and 5 thereof, reporting the acquisition of BCL Vision, Ltd. and the agreement to acquire Provato, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   I-MANY, INC

Date:  May 15, 2001            By:      /s/ Philip M. St. Germain
                                      ---------------------------------
                                        Philip M. St. Germain
                                        Chief Financial Officer and Treasurer





                               /s/ Philip M. St. Germain
                               ---------------------------------
                               Philip M. St. Germain
                               Chief Financial Officer
                               May 15, 2001

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.1          Employment Agreement, dated October 13, 2000, between Registrant and A.
              Leigh Powell