Form 10-Q
period 2001-06-30
I MANY INC
filed 2001-08-14
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2001

                  or

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

On July 26, 2001, 34,791,854 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Certain Factors That May Affect Future Operating Results" as well as in the Form 10-Q generally. The Company uses words such as "believes," "intends," "expects," "anticipates," "plans," "estimates," "should," "may," "will," "scheduled" and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, its expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market, which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in the Form 10-Q.

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

                                  I-MANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000.............................................. 4

                  Consolidated Statements of Operations for the three months and six months ended June 30,2001 and 2000......................... 5

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2001 and 2000................................... 6

                  Notes to Consolidated Condensed Financial Statements........... 8

     Item 2.      Management's Discussion and Analysis of Financial Condition... 13
                  Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.... 23

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings............................................. 24

     Item 2.      Changes in Securities and Use of Proceeds..................... 24

     Item 3.      Defaults upon Senior Securities............................... 24

     Item 4.      Submission of Matters to a Vote of Security Holders........... 24

     Item 5.      Other Information............................................. 24

     Item 6.      Exhibits and Reports of Form 8-K.............................. 24

                  Signatures.................................................... 25

                  Exhibit Index................................................. 26

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          I-MANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          June 30,       December 31,
                                                                            2001             2000
                                                                            ----             ----
                                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $ 41,428        $  50,639
     Accounts receivable, net of allowance                                   12,587           14,526
     Prepaid expenses and other current assets                                  912              459
                                                                           --------        ---------
         Total current assets                                                54,927           65,624
Property and Equipment, net                                                   7,413            8,625
Other Assets                                                                  2,703            1,059
Goodwill and Other Purchased Intangibles                                     23,801           10,080
                                                                           --------        ---------
         Total assets                                                      $ 88,844        $  85,388
                                                                           ========           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  2,184         $  3,644
     Accrued expenses                                                         5,160            4,598
     Deferred service revenue                                                 6,704            7,050
     Unearned product revenue                                                 1,115            1,220
                                                                           --------         --------
         Total current liabilities                                           15,163           16,512
                                                                           --------         --------
Capital Lease Obligations, net of current portion                                90              115
                                                                           --------         --------
Commitments and Contingencies
Stockholders' Equity:
     Undesignated preferred stock, $.01 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 0 shares                                       --               --
     Common stock, $.0001 par value - -
         Authorized - 100,000,000 shares
         Issued and outstanding - 34,643,048 and 32,940,767 shares
             at June 30, 2001 and December 31, 2000, respectively                 3                3
     Additional paid-in capital                                             112,043           98,746
     Deferred stock-based compensation                                         (117)            (154)
     Stock subscription receivable                                              193               --
     Foreign currency translation account                                        (3)              --
     Accumulated deficit                                                    (38,528)         (29,834)
                                                                           --------         --------
         Total stockholders' equity                                          73,591           68,761
                                                                           --------         --------
         Total liabilities and stockholders' equity                        $ 88,844         $ 85,388
                                                                           ========         ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          I-MANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                    Three months                 Six months
                                                                   ended June 30,              ended June 30,
                                                                 2001           2000          2001          2000
                                                                 ----           ----          ----          ----
Net Revenues:
   Product                                                      $ 5,858       $  2,960       $14,339      $  4,506
   Services                                                       7,215          4,892        13,999        10,135
                                                                -------       --------       -------      --------
        Total net revenues                                       13,073          7,852        28,338        14,641
Cost of revenues                                                  4,173          4,590         8,529         7,834
                                                                -------       --------       -------      --------
Gross profit                                                      8,900          3,262        19,809         6,807

Operating expenses:
   Sales and marketing                                            6,587          7,809        11,729        12,200
   Research and development                                       3,790          3,541         7,287         7,253
   General and administrative                                     2,184          1,126         4,150         1,958
   Depreciation                                                   1,414          1,141         2,779         1,592
   Amortization of goodwill and other purchased
      intangible assets                                           1,722             --         2,570            --
   In-process research and development                            1,000             --         1,000            --
                                                                -------       --------       -------      --------
        Total operating expenses                                 16,697         13,617        29,515        23,003
                                                                -------       --------       -------      --------
Loss from operations                                             (7,797)       (10,355)       (9,706)      (16,196)
Other income, net                                                   392             15         1,012           154
                                                                -------       --------       -------      --------
Loss before income taxes                                         (7,405)       (10,340)       (8,694)      (16,042)
Provision for income taxes                                           --             --            --            --
                                                                -------       --------       -------      --------
Net loss                                                         (7,405)       (10,340)       (8,694)      (16,042)
Accretion of dividends on redeemable convertible
   preferred stock                                                   --            258            --           510
                                                                -------       --------       -------      --------
Net loss applicable to common stockholders                      $(7,405)      $(10,598)      $(8,694)     $(16,552)
                                                                =======       ========       =======      ========
Basic and diluted net loss per common share                     $ (0.22)      $  (0.76)      $ (0.26)     $  (1.25)
                                                                =======       ========       =======      ========
Weighted average shares outstanding                              34,285         13,966        33,693        13,268
                                                                =======       ========       =======      ========


The accompanying notes are an integral part of these consolidated condensed financial statements

                          I-MANY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                               Six Months Ended June 30,
                                                                                                 2001             2000
                                                                                                 ----             ----
Cash Flows from Operating Activities:
    Net loss                                                                                  $ (8,694)        $(16,042)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                              5,313            1,559
      In-process research and development                                                        1,000               --
      Amortization of deferred stock-based compensation                                             36               33
      Marketing expense related to issuance of warrant                                             800            2,620
      Changes in current assets and liabilities:
         Accounts receivable                                                                     2,920             (109)
         Prepaid expense and other current assets                                                 (403)              96
         Accounts payable                                                                       (1,575)           4,552
         Accrued expenses                                                                          240              (20)
         Deferred service revenue                                                               (1,047)             (68)
         Unearned product revenue                                                                 (106)          (1,130)
                                                                                              --------         --------
           Net cash used in operating activities                                                (1,516)          (8,509)
                                                                                              --------         --------
Cash Flows from Investing Activities:
    Purchases of property and equipment, net                                                    (1,390)          (6,721)
    Additional cash paid to acquire Chi-Cor Information Management, Inc.                        (1,078)              --
    Cash paid to acquire Vintage Software, Inc.                                                   (731)              --
    Cash paid to acquire Intersoft International, Inc.                                            (591)              --
    Cash paid to acquire BCL Vision, Ltd.                                                       (4,463)              --
    Increase in other assets                                                                    (1,645)          (1,336)
                                                                                              --------         --------
           Net cash used in investing activities                                                (9,898)          (8,057)
                                                                                              --------         --------
Cash Flows from Financing Activities:
    Proceeds from exercise of common stock warrants                                                 --              150
    Payments on capital lease obligations                                                          (25)             (13)
    Proceeds from line of credit                                                                    --            1,569
    Proceeds from exercise of stock options                                                      2,123              241
    Proceeds from Employee Stock Purchase Plan                                                     108               --
    Bank overdraft                                                                                  --             (229)
                                                                                              --------         --------
           Net cash provided by financing activities                                             2,206            1,718
                                                                                              --------         --------
Effect of foreign exchange rate changes                                                             (3)              --
                                                                                              --------         --------
Net Decrease in Cash and Cash Equivalents                                                       (9,211)         (14,848)
    Cash and Cash Equivalents, beginning of period                                              50,639           15,322
                                                                                              --------         --------
    Cash and Cash Equivalents, end of period                                                  $ 41,428         $    474
                                                                                              ========         ========




Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                                 $     12         $     17
                                                                                              ========         ========
     Cash refunded during the period for income taxes                                         $     --         $   (253)
                                                                                              ========         ========
Supplemental Disclosure of Noncash Activities:
     Accretion of dividends on Series C preferred stock                                       $     --         $    510
                                                                                              ========         ========
     Property and equipment acquired under capital lease                                      $     --         $    143
                                                                                              ========         ========
     Issuance of warrants to purchase common stock                                            $    800         $  3,820
                                                                                              ========         ========
As of June 30, 2001, the Company recorded additional purchase price related to its acquisition of Chi-Cor Information Management, Inc. on
     November 16, 2000, as follows:
     Fair value of additional assets acquired                                                 $ (2,060)        $     --
     Additional cash paid                                                                        1,078               --
     Additional common stock to be issued                                                          881               --
                                                                                              --------         --------
     Additional liabilities assumed                                                           $   (101)        $     --
                                                                                              ========         ========
On January 25, 2001, the Company acquired Vintage Software, Inc. as follows:
     Fair value of assets acquired                                                            $ (1,168)        $     --
     Cash paid for acquisition                                                                     731               --
     Common stock issued                                                                           400               --
                                                                                              --------         --------
     Liabilities assumed                                                                      $    (37)        $     --
                                                                                              ========         ========
On March 2, 2001, the Company acquired Intersoft International, Inc. as follows:
     Fair value of assets acquired                                                            $ (3,242)        $     --
     Cash paid for acquisition                                                                     591               --
     Common stock issued                                                                         2,240               --
                                                                                              --------         --------
     Liabilities assumed                                                                      $   (411)        $     --
                                                                                              ========         ========
On April 9, 2001, the Company acquired BCL Vision, Ltd. as follows:
     Fair value of assets acquired                                                            $(12,042)        $     --
     Cash paid for acquisition                                                                   4,463               --
     Common stock issued                                                                         6,900               --
                                                                                              --------         --------
     Liabilities assumed                                                                      $   (679)        $     --
                                                                                              ========         ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  I-MANY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of I-Many, Inc. (the "Company") for the year ended December 31, 2000 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants not contained herein. The results of operations for the three months and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

NOTE 2.  NET LOSS PER SHARE

         Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of common equivalent shares excluded from the diluted loss per share calculation were 3,106,997 and 12,580,383 for the three months ended June 30, 2001 and 2000, respectively, and 3,212,947 and 12,872,231 for the six months ended June 30, 2001 and 2000, respectively.

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

NOTE 4.  SIGNIFICANT CUSTOMERS

         The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:


                            Three months            Six months
                           ended June 30,         ended June 30,
                           2001      2000         2001      2000
                           ----      ----         ----      ----
Customer A                 12%       21%          13%       29%
Customer B                  *        17%           *         *
Customer C                  *        14%           *         *

     *  Denotes revenues of less than 10% of the Company's total.

NOTE 5.  ACQUISITIONS

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

         Based on the revenue and income levels realized by ChiCor during the three month periods ended June 30, 2001 and March 31, 2001, the ChiCor shareholders were entitled to receive additional consideration of $452,000 and $1.6 million, respectively, and the $1.6 million earnout amount was paid in cash and stock in May 2001. The additional consideration for the three month period ended June 30, 2001 will be paid in cash and stock no later than August 15, 2001. At June 30, 2001, the one-half stock portion of this amount was recorded as Stock Subscription Receivable and the cash portion was recorded in Accrued Expenses, with the entire amount treated as additional purchase price and recorded as goodwill. Any additional consideration paid to the ChiCor shareholders as a result of future quarterly earnouts will likewise be treated as additional purchase price and recorded as goodwill.

VINTAGE SOFTWARE, INC.

         On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (Vintage), a software company, which marketed a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included cash of $433,000, 34,096 shares of Company common stock with a fair value of $400,000, $200,000 in earnout bonuses, and transaction costs of $98,000. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS and the Company has consolidated the operations of Vintage beginning on the date of acquisition. No proforma information for the periods ended June 30, 2001 has been presented as this purchase was not material.

INTERSOFT INTERNATIONAL, INC.

         On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. (Intersoft), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $2.8 million included cash of $500,000, 115,733 shares of Company common stock with a fair value of $2.2 million and transaction costs of $99,000. In addition, upon achievement of certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders are entitled to additional consideration of up to $1.25 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS and the Company has consolidated the operations of Intersoft beginning on the date of acquisition. No proforma information for the periods ended June 30, 2001 has been presented as this purchase was not material.

         Based on the revenue and income levels realized by Intersoft during the three month period ended June 30, 2001, the Intersoft shareholders will receive additional consideration of $39,000 to be paid in stock no later than August 15, 2001. At June 30, 2001, this amount was recorded as Stock Subscription Receivable and treated as additional purchase price and recorded as goodwill. Any additional consideration paid to the Intersoft shareholders as a result of future quarterly earnouts will be treated as additional purchase price and recorded as goodwill.

BCL VISION LTD.

         On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (BCL), a provider of collection and dispute management software and services based in London, United Kingdom. The initial purchase price of $12.0 million consists of cash of $4.0 million, 690,000 shares of Company common stock with a fair value of $6.9 million, assumed liabilities of $679,000 and transaction costs of $424,000. In addition, upon achievement of a certain revenue milestone through June 30, 2001 which was not realized, the BCL shareholders would have been entitled to additional consideration of up to $1.0 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS and the Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of approximately $12.0 million to the tangible and intangible assets acquired and the liabilities assumed.

PROVATO, INC.

         On June 26, 2001, the Company entered into an amended and restated agreement to acquire all of the outstanding capital stock of Provato, Inc. ("Provato"), which amended a prior agreement signed on April 18, 2001. In connection with the merger, the Company has agreed to issue up to 1,984,808 shares of the Company's common stock to the shareholders of Provato. The Company will assume Provato's liabilities of approximately $1.0 million and expects to incur transaction costs of approximately $1.7 million, which includes up to $1.25 million of Provato's merger-related costs. In addition, the Company entered into a Convertible Note Purchase Agreement dated June 26, 2001 whereby Provato agreed to issue, and the Company agreed to purchase, a series of convertible notes during the time preceding the merger not to exceed a total of $2.0 million. Each note will have a two-year maturity from the date of issuance and will accrue interest at the prime rate plus 2%. Using the closing price of I-many's stock at July 23, 2001 of $6.79 per share, the purchase price of the merger transaction (including the principal balance of the notes purchased by the Company) would be valued at up to $18.2 million. The acquisition will be accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS and the Company will consolidate the operations of Provato beginning on the date of acquisition. The Company has retained an independent appraiser for the purpose of allocating the value of the merger consideration to the tangible and intangible assets acquired and the liabilities assumed. The Company expects this transaction to be closed on August 16, 2001.

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

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted SFAS No. 133 as amended. The adoption of SFAS No. 133 as amended did not have a material impact on the Company's financial statements.

         In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25. The Interpretation clarifies the application of APB No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000, but covered certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but before the effective date, the effects of applying this Interpretation were recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date, and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. Effective July 1, 2000, the

Company adopted this interpretation, the adoption of which had no material impact on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

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

         Currently, we can deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers, and the licensing of technology to enable our clients to establish their own private or public portals and exchanges.

         We have generated revenues from both products and services. Product revenues, which had been principally comprised of software license fees generated from our CARS software suite and now include deductions and trade funds management products and cash and trade receivables management software pursuant to our acquisitions of ChiCor and BCL Vision, accounted for 30.8% of net revenues in the six months ended June 30, 2000 and 50.6% of net revenues for the six months ended June 30, 2001. Service revenues include maintenance and support fees directly related to our licensed software products and professional service fees derived from consulting, installation, business analysis and training services related to our software products. Service revenues accounted for 69.2% of net revenues in the six months ended June 30, 2000 and 49.4% of net revenues for the six months ended June 30, 2001.

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

         After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding acquisition-related amortization and write-offs) have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $43.4 million for the 12 months ended December 31, 2000 and $25.9 million for the six months ended June 30, 2001. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 46 employees as of December 31, 1996 to 402 employees at June 30, 2001.

RECENT EVENTS

         On April 9, 2001, we acquired all of the outstanding capital stock of BCL Vision Ltd. (BCL) for a purchase price of up to $13.0 million. The initial consideration of $12.0 million consisted of cash of $4.0 million, 690,000 shares of Company common stock with a fair value at the time of acquisition of $6.9 million, assumed liabilities of $679,000 and transaction costs of $424,000. In addition, upon achievement of a certain revenue milestone through June 30, 2001 which was not realized, the BCL shareholders would have been entitled to additional consideration of up to $1.0 million, payable in the form of Company stock. This acquisition was recorded in the quarter ended June 30, 2001 and the BCL operating results from the date of acquisition are included in the June 30, 2001 financial statements.

         On April 11, 2001, in connection with the establishment of a Marketing Alliance Agreement (the Agreement) with Accenture LLP, we issued a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. We have recorded the $800,000 value of this warrant as a marketing charge in the June 30, 2001 financial statements. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of the revenue generated from certain future software licenses to Accenture clients.

         On June 26, 2001 we signed an amended agreement to acquire Provato, Inc. in a merger transaction, amending an agreement dated April 18, 2001 that originally governed the transaction. In connection with the merger, we have agreed to issue up to 1,984,808 shares of the Company's common stock to the shareholders of Provato and will assume Provato's liabilities of approximately $1.0 million. We expect to incur transaction costs of approximately $1.7 million, which includes up to $1.25 million of Provato's merger-related costs. In addition, we entered into Convertible Note Purchase Agreement whereby we have agreed to purchase convertible notes issued by Provato during the time preceding the merger not to exceed $2.0 million. Using the closing price of the Company's stock at July 23, 2001 of $6.79 per share, the purchase price of this merger transaction (including the principal balance of the convertible notes purchased by us) would be valued at up to $18.2 million. We expect this transaction will close on August 16, 2001.

         We are presently evaluating if an impairment in any of the Company's long-term assets exists, particularly with respect to capitalized costs related to the development of its proprietary internet portal. We believe that we may write off our investment in the Company's internet portal in the third quarter of 2001. (See "Certain Factors That May Affect Our Future Operating Results -- Our method of accounting for the costs we incurred in connection with the development of our internet portal is based on our business model, and we may incur a charge against earnings.") As of June 30, 2001, the net carrying value of capitalized costs related to the Company's internet portal amounted to $2.4 million. As part of an evaluation of the current business model, the Company reduced its workforce by 22 employees in a downsizing and restructuring of our operations in July 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

NET REVENUES

         Net revenues increased by $5.2 million, or 66%, to $13.1 million for the quarter ended June 30, 2001 from $7.9 million for the quarter ended June 30, 2000. Product revenues increased by $2.9 million, or 98%, to $5.9 million for the quarter ended June 30, 2001, from $3.0 million for the quarter ended June 30, 2000. This increase is attributable to an increase in the number of software licenses sold, due in part to licenses of new products by the ChiCor subsidiary subsequent to its acquisition in November 2000. During the three months ended June 30, 2001, ChiCor license revenues accounted for 22 percent of consolidated product revenues.

         As a percentage of total net revenues, product revenues increased to 44.8% for the quarter ended June 30, 2001, from 37.7% for the quarter ended June 30, 2000. This increase in product revenues as a percentage of total net revenues is attributable to the expansion of our software licensing activity, as compared to the more modest growth rate of our professional services business. Service revenues increased by $2.3 million, or 47%, to $7.2 million for the quarter ended June 30, 2001, from $4.9 million for the quarter ended June 30, 2000.

COST OF REVENUES

         Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $417,000, or 9%, to $4.2 million for the quarter ended June 30, 2001, from $4.6 million for the quarter ended June 30, 2000. This decrease is due primarily to the reduction in subcontractor consulting costs from $2.2 million in the second quarter of 2000 to $772,000 in the second quarter of 2001, partially offset by increased salary and related costs resulting from the increase in the number of employees in our professional services group, which grew from 82 at June to 120 in the second quarter of 2001.

         As a percentage of total net revenues, cost of revenues decreased to 31.9% for the quarter ended June 30, 2001, from 58.5% for the quarter ended June 30, 2000 and 33.2% for the quarter ended December 31, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues. Service revenues typically generate lower margins than product revenues. Also, subcontracted consulting costs were at particularly high levels in the quarter ended June 30, 2000, and the subsequent displacement of subcontracted consultants by less expensive hired staff has increased operating margins significantly.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included one-time, non-cash charges of $800,000 in the quarter ended June 30, 2001 and $2.6 million in the quarter ended June 30, 2000 related to the value associated with the granting of common stock warrants to Accenture and Procter and Gamble, respectively. Excluding the warrant charges, sales and marketing expense increased by $598,000, or 12%, to $5.8 million in the three months ended June 30, 2001 from $5.2 million in the three months ended June 30, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels from 72 at June 30, 2000 to 105 at June 30, 2001 and higher commission costs attributable to the increase in product revenues, partially offset by significant reductions in spending for advertising, marketing and promotional materials related to our web-based initiatives, and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense excluding non-cash warrant charges decreased to 44.3% for the quarter ended June 30, 2001 from 66.1% for the quarter ended June 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $249,000, or 7%, to $3.8 million for the quarter ended June 30, 2001, from $3.5 million for the quarter ended June 30, 2000. This increase in research and development expenses is attributable to higher salary costs related to an increase in the number of research and development personnel from 86 at June 30, 2000 to 128 at June 30, 2001, partially offset by significant reductions in subcontractor costs. In the quarter ended June 30, 2000, subcontractor costs associated principally with the development of our Internet portal amounting to $1.8 million were expensed as incurred, as compared to $401,000 in subcontractor costs incurred in the quarter ended June 30, 2001. As a percentage of total net revenues, research and development expense decreased to 29.0% for the quarter ended June 30, 2001, from 45.1% for the quarter ended June 30, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for senior executives and personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $1.1 million, or 94%, to $2.2 million in the second quarter of 2001 from $1.1 million in the second quarter of 2000. As a percentage of total net revenues, general and administrative expenses increased to 16.7% for the quarter ended June 30, 2001, from 14.3% for the quarter ended June 30, 2000. The increase in general and administrative expenses both in dollars and as a percentage of total net revenues is primarily attributable to an increase in headcount from 32 at June 30, 2000 to 41 at June 30, 2001, higher legal fees, and to the costs associated with being a publicly-held company.

         DEPRECIATION. Depreciation includes amortization of capitalized internal-use software development costs related to the company's Internet portal. Depreciation expense increased by $273,000, or 24%, from $1.1 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001. This increase is a result of additions of computer hardware and software related to growth in heacount and for our web-based initiatives and for amortization of incremental capitalized internal-use software development costs, which consist entirely of subcontractor costs. In the quarter ended June 30, 2001, the amortization expense related to capitalized internal-use software development costs amounted to $834,000, as compared to $728,000 of amortization in the quarter ended June 30, 2000.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of purchased intangibles, related to our acquisitions of ChiCor in November 2000, Vintage in January 2001, Intersoft in March 2001 and BCL Vision in April 2001, amounted to $1.7 million in the quarter ended June 30, 2001. There was no amortization of purchased intangibles in the quarter ended June 30, 2000. Based on new accounting pronouncements, the Company will stop amortizing goodwill in the first quarter of 2002.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of BCL Vision, Ltd., we allocated $1.0 million of the purchase price to in-process research and development. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the BCL Vision acquisition.

         OTHER INCOME, NET. Other income, net increased by $377,000 from $15,000 in the quarter ended June 30, 2000, to $392,000 in the quarter ended June 30, 2001. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering.

         PROVISION FOR INCOME TAXES. We incurred operating losses for all quarters in 2000 and the first two quarters of 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the three month periods ended June 30, 2001 and June 30, 2000.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

NET REVENUES

         Net revenues increased by $13.7 million, or 94%, to $28.3 million for the six months ended June 30, 2001 from $14.6 million for the six months ended June 30, 2000. Product revenues increased by $9.8 million, or 218%, to $14.3 million for the six months ended June 30, 2001, from $4.5 million for the six months ended June 30, 2000. This increase is attributable to a significant increase in the number of software licenses sold, due in part to the contribution of the ChiCor subsidiary subsequent to its acquisition in November 2000.

         As a percentage of total net revenues, product revenues increased to 50.6% for the six months ended June 30, 2001, from 30.8% for the six months ended June 30, 2000. This increase in product revenues as a percentage of total net revenues is attributable to the expansion of our software licensing activity, as compared to the more modest growth rate of our professional services business. Service revenues increased by $3.9 million, or 38%, to $14.0 million for the six months ended June 30, 2001, from $10.1 million for the six months ended June 30, 2000.

COST OF REVENUES

         Cost of revenues increased by $695,000, or 9%, to $8.5 million for the six months ended June 30, 2001, from $7.8 million for the six months ended June 30, 2000. This increase is due primarily to the increased number of employees in our professional services group, partially offset by a decrease in subcontractor consulting costs from $3.6 million in the six months ended June 30, 2000 to $1.9 million in the six months ended June 30, 2001.

         As a percentage of total net revenues, cost of revenues decreased to 30.1% for the six months ended June 30, 2001, from 53.5% for the six months ended June 30, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues, service revenues typically generating lower margins than product revenues, and reduced reliance on subcontracted consultants in our professional services operation.

OPERATING EXPENSES

         SALES AND MARKETING. Excluding the warrant charges related to the Accenture and Procter & Gamble warrants issued in May 2001 and May 2000 respectively, sales and marketing expense increased by $1.3 million, or 14%, to $10.9 million in the six months ended June 30, 2001 from $9.6 million in the six months ended June 30, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels and significantly higher commission costs attributable to the increase in product revenues, partially offset by significant reductions in spending for advertising, marketing and promotional materials related to our web-based initiatives, and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense excluding non-cash warrant charges decreased to 38.6% for the six months ended June 30, 2001, from 65.4% for the six months ended June 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 2001 were virtually unchanged from spending levels in the six months ended June 30, 2000, increasing by only $34,000, or less than 1%, to $7.3 million. The small increase in research and development expenses is the net result of a large increase in salary costs related to an increase in the number of research and development personnel offset by a significant reduction in subcontractor costs associated principally with the development of our Internet portal incurred during the first half of 2000. In the six months ended June 30, 2000, subcontractor costs amounting to $4.2 million were expensed as incurred, as compared to $697,000 in the six months ended June 30, 2001. As a percentage of total net revenues, research and development expense decreased to 25.7% for the six months ended June 30, 2001, from 49.5% for the six months ended June 30, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.2 million, or 112%, to $4.2 million in the first two quarters of 2001 from $2.0 million for the first two quarters of 2000. As a percentage of total net revenues, general and administrative expenses increased to 14.6% for the six months ended June 30, 2001, from 13.4% for the six months ended June 30, 2000. The increase in general and administrative expenses both in dollars and as a percentage of total net revenues is primarily attributable to an increase in headcount, higher legal fees, and to the costs associated with being a publicly-held company.

         DEPRECIATION. Depreciation includes amortization of capitalized internal-use software development costs related to the company's Internet portal. Depreciation expense increased by $1.2 million, or 75%, from $1.6 million in the six months of 2000 to $2.8 million in the first six months of 2001. This increase is a result of significant additions of computer hardware and software for our web-based initiatives and for amortization of capitalized internal-use software development costs, which consist entirely of subcontractor costs. In the six months ended June 30, 2001, the amortization expense related to capitalized internal-use software development costs amounted to $1.7 million, as compared to $968,000 of amortization in the six months ended June 30, 2000.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of purchased intangibles related to our recent acquisitions amounted to $2.6 million in the six months ended June 30, 2001. There was no amortization of purchased intangibles in the six months ended June 30, 2000.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of BCL Vision, Ltd., we allocated $1.0 million of the purchase price to in-process research and development. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the BCL Vision acquisition.

         OTHER INCOME, NET. Other income, net increased by $858,000, or 557%, from $154,000 in the six months ended June 30, 2000, to $1.0 million in the six months ended June 30, 2001. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering.

         PROVISION FOR INCOME TAXES. We incurred operating losses for all quarters in 2000 and the first two quarters of 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the six months ended June 30, 2001 and June 30, 2000.

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

         At June 30, 2001, we had cash and cash equivalents of $41.4 million and a net working capital surplus of $39.8 million. On June 30, 2001, we had no long-term or short-term debt, other than obligations under capital lease financings.

         On April 9, 2001, we acquired BCL Vision Ltd. for a purchase price of up to $13.0 million, including $4.0 million of cash, common stock valued at $6.9 million at the time of closing, $679,000 of assumed liabilities, and $424,000 of transaction costs. At closing, we used existing cash resources to pay the cash portion of the purchase price.

         Net cash used in operating activities for the six months ended June 30, 2001 was $1.5 million, as compared to net cash used in operating activities of $8.5 million in the six months ended June 30, 2000. For the six months ended June 30, 2001, net cash used in operating activities consisted primarily of our net loss of $8.7 million, as adjusted for non-cash items depreciation and amortization, in-process research and development and a non-cash warrant charge totaling $7.1 million. A $2.9 million decrease in accounts receivable was offset by a $393,000 increase in prepaid expense and decreases of $1.6 million and $1.0 million in accounts payable and deferred service revenue, respectively. Net cash used in operating activities for the six months ended June 30, 2000 consisted principally of our net loss of $16.0 million, as adjusted for depreciation and amortization and a non-cash warrant charge totaling $4.2 million, partially offset by a $4.6 million increase in accounts payable.

         Net cash used in investing activities was $9.9 million for the six months ended June 30, 2001 and $8.1 million for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001 primarily reflects $1.4 million in purchases of property and equipment, $6.9 million related to the acquisitions of ChiCor, Vintage, Intersoft and BCL Vision, and a $1.6 million investment in Tibersoft Corporation, a privately-held provider of business-to-business network trading solutions for the foodservice industry. Net cash used in investing activities for the six months ended June 30, 2000 consisted primarily of purchases of property and equipment, including $4.6 million of capitalized internal-use software development costs.

         Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2001, primarily from proceeds from stock option exercises. Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2000, consisting principally of $1.6 million in proceeds from a bank line of credit.

         We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded product and service offerings and the success of these offerings once they are launched, and future acquisitions. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

         In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN 1999 AND 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

         We incurred net losses of approximately $5.2 million in the year ended December 31, 1999, $24.2 million in the year ended December 31, 2000 and $8.7 million in the six months ended June 30, 2001, and we had an accumulated deficit at June 30, 2001 of $38.5 million. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, as we announced in our July 2, 2001 press release, our second quarter results were impacted by a number of factors that deferred purchases from us, and we cannot assure you that we will not continue to be affected by these factors. Although we have been profitable in certain years, we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

         Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client's need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide tools. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as occurred in our second quarter 2001, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

OUR METHOD OF ACCOUNTING FOR THE COSTS WE INCURRED IN CONNECTION WITH THE DEVELOPMENT OF OUR INTERNET PORTAL IS BASED ON OUR BUSINESS MODEL, AND WE MAY INCUR A CHARGE AGAINST EARNINGS

         In accordance with generally accepted accounting principles, we have capitalized certain of our costs related to the development of imany.com, our proprietary Internet portal, and we are amortizing the capitalized costs over an estimated useful life of twenty-four months. From time to time, we evaluate the value to us of the portal, and in the event that we determine that our portal no longer has sufficient value to justify the then carrying value of the capitalized costs, we would be required to write off all, or a portion of, these capitalized costs. In such an event, our results of operations for the period in which we take such a charge could be materially adversely affected. We are considering writing off all or substantially all of the capitalized costs in the third quarter of 2001.

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

         Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including an office in London, United Kingdom. As we grow, the geographic distance between these offices could make it more difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $36.5 million in the year ended December 31, 2000, and to $28.3 million in the six months ended June 30, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 402 as of June 30, 2001. To accommodate this growth, we are implementing new and upgraded operating and financial systems, procedures and controls. We may not succeed in these efforts. Our failure to expand and integrate these systems in an efficient manner could prevent us from successfully implementing our business model. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY AND FACTORS WHICH ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

         Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. In the first six months of 2001, one customer, Premier, Inc., accounted for approximately 13 percent of our total revenues. As a result, demand for our solutions could be affected by any factors which could adversely affect the demand for healthcare products which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors which may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET HAVE NOT YET RESULTED IN SIGNIFICANT REVENUE, AND WE CANNOT BE SURE THAT OUR INITIATIVES IN THESE OTHER MARKETS WILL BE SUCCESSFUL

         As part of our growth strategy, we have acquired companies which target markets other than the healthcare market and have begun initiatives to sell our CARS software suite of products and services in markets other than the healthcare market, including the consumer packaged goods, foodservice and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have entered into strategic relationship with Procter & Gamble and Accenture, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products and other industries. In connection with our efforts in other industries, it may be necessary for us to hire additional personnel with expertise in these other markets.

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

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, WE MAY HAVE DIFFICULTY INTEGRATING THOSE NEW TECHNOLOGIES OR BUSINESSES

         We have acquired ChiCor, Intersoft and BCL Vision Ltd., which are located in Chicago, Illinois, Cleveland, Ohio and London, U.K., respectively, and have entered into an agreement to acquire Provato, Inc. based in Oakland, California. Any other company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate those employees, technologies and products and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

         In connection with our acquisitions of ChiCor, Vintage, Intersoft and BCL Vision, we have recorded $26.8 million of intangible assets. In addition, we recorded a $1.0 million charge during the second quarter of 2001 for a write-off of a portion of the purchase price of BCL Vision as in-process research and development. We expect to record a significant amount of goodwill and other intangibles assets, and a write-off of in-process research and development in connection with our planned acquisition of Provato, Inc., and with respect to any future acquisition. Although the amortization of goodwill will be discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. We cannot assure you that future write-downs of any such assets will not affect future operating results.

OUR FIXED COSTS HAVE LED, AND MAY CONTINUE TO LEAD, TO FLUCTUATIONS IN OPERATING RESULTS WHICH HAS RESULTED, AND COULD IN THE FUTURE RESULT, IN A DECLINE OF OUR STOCK PRICE

         A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues, as we experienced in the second quarter of fiscal 2001, may cause significant variations in operating results in any quarter. If our quarterly results do not meet the expectations of market analysts or investors, our stock price is likely to decline.

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

         As of June 30, 2001, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at June 30, 2001 amounted to 3.75 percent.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Modification of Constituent Instruments

         None

(b)      Change in Rights

         None

(c)      Changes in Securities

         On April 9, 2001, the Company issued 690,000 shares of its unregistered common stock pursuant to its acquisition of BCL Vision, Ltd. On May 10, 2001, the Company issued 41,494 shares of its unregistered common stock as additional consideration pursuant to its November 2000 acquisition of Chi-Cor Information Management, Inc. On April 11, 2001, the Company issued a fully-exercisable warrant to purchase up to 124,856 shares of our common stock in connection with the establishment of a Marketing Alliance Agreement with Accenture. The warrant is exercisable for a period of three years and the exercise price is $9.725 per share. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under Section 4(2) of the Securities Act.

(d)      Use of Proceeds

         The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 7, 2001. The stockholders of the Company elected members of the Board of Directors, approved the 2001 Stock Incentive Plan and ratified the selection of Arthur Andersen LLP as the Company's accountants for 2001.


                                                   NUMBER OF SHARES OF COMMON STOCK
                                         ----------------------------------------------------
                                                                                     BROKER
                                           FOR           AGAINST      ABSTAINED     NON-VOTES
                                         ----------      ---------    ---------     ---------
A. Leigh Powell                          26,584,959      1,298,952       -              -
William Doyle                            26,295,534      1,588,377       -              -
Philip M. St. Germain                    25,114,143      2,769,768       -              -
Jeffrey Horing                           27,829,439         54,472       -              -
E. David Hetz                            27,695,919        187,992       -              -
Murray B. Low                            27,829,439         54,472       -              -

Approval of 2001 Stock
   Incentive Plan                        17,201,113      7,416,856      2,449      3,263,493

Ratification of selection
   of Arthur Andersen LLP                27,741,278        142,327        306           -


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the Exhibit Index are filed herewith.

         (b) On April 24, 2001, we filed a current report on Form 8-K pursuant to Items 2 and 5 thereof, reporting the acquisition of BCL Vision, Ltd. and the agreement to acquire Provato, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     I-MANY, INC

Date:  August 14, 2001               By: /s/ Philip M. St. Germain
                                         -------------------------------------
                                         Philip M. St. Germain
                                         Chief Financial Officer and Treasurer



                                         /s/ Philip M. St. Germain
                                         -------------------------------------
                                         Philip M. St. Germain
                                         Chief Financial Officer
                                         August 14, 2001

                                  EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION

  10.1        Warrant issued to Accenture LLP, dated April 11, 2001