Form 10-Q
period 2001-09-30
I MANY INC
filed 2001-11-14
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001


                                       or


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

                             Yes   X       No
                                 -----        -----


On November 7, 2001, 36,937,089 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

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

                                  I-MANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000.............................................. 4

                  Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000.................. 5

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2001 and 2000.............................. 6

                  Notes to Consolidated Condensed Financial Statements........... 8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  And Results of Operations .................................... 13

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

     Item 5.      Other Information............................................. 24

     Item 6.      Exhibits and Reports of Form 8-K.............................. 24

                  Signatures.................................................... 25

                  Exhibit Index................................................. 26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          I-MANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                               September 30,     December 31,
                                                                                   2001              2000
                                                                                   ----              ----
ASSETS                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                                   $  37,908         $ 50,639
     Accounts receivable, net of allowance                                          13,373           14,526
     Prepaid expenses and other current assets                                         999              459
                                                                                 ---------         --------
         Total current assets                                                       52,280           65,624
Property and Equipment, net                                                          5,088            8,625
Other Assets                                                                         2,476            1,059
Goodwill and Other Purchased Intangibles                                            34,575           10,080
                                                                                 ---------         --------
         Total assets                                                            $  94,419         $ 85,388
                                                                                 =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $   2,925         $  3,644
     Accrued expenses                                                                6,970            4,598
     Deferred revenue                                                                7,444            8,270
                                                                                 ---------         --------
         Total current liabilities                                                  17,339           16,512
                                                                                 ---------         --------
Capital Lease Obligations, net of current portion                                      138              115
                                                                                 ---------         --------
Commitments and Contingencies
Stockholders' Equity:
     Undesignated preferred stock, $.01 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 0 shares                                              --               --
     Common stock, $.0001 par value--
         Authorized - 100,000,000 shares
         Issued and outstanding - 36,918,759 and 32,940,767 shares
            at September 30, 2001 and December 31, 2000, respectively                    4                3
     Additional paid-in capital                                                    123,635           98,746
     Deferred stock-based compensation                                                (105)            (154)
     Stock subscription receivable                                                       1               --
     Foreign currency translation account                                               (3)              --
     Accumulated deficit                                                           (46,590)         (29,834)
                                                                                 ---------         --------
         Total stockholders' equity                                                 76,942           68,761
                                                                                 ---------         --------
         Total liabilities and stockholders' equity                              $  94,419         $ 85,388
                                                                                 =========         ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          I-MANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three months               Nine months
                                                                ended September 30,       ended September 30,
                                                                 2001         2000         2001          2000
                                                                 ----         ----         ----          ----
Net Revenues:
   Product                                                      $ 7,627      $ 4,658     $ 21,966      $  9,164
   Services                                                       6,152        4,757       20,151        14,892
                                                                -------      -------     --------      --------
        Total net revenues                                       13,779        9,415       42,117        24,056
Cost of revenues                                                  3,433        3,953       11,962        11,787
                                                                -------      -------     --------      --------
Gross profit                                                     10,346        5,462       30,155        12,269

Operating expenses:
   Sales and marketing                                            4,684        4,347       16,413        16,547
   Research and development                                       3,871        2,723       11,158         9,976
   General and administrative                                     1,776        1,373        5,926         3,331
   Depreciation                                                     584        1,254        3,362         2,846
   Amortization of goodwill and other purchased
      intangible assets                                           2,028           --        4,599            --
   In-process research and development                            2,700           --        3,700            --
   Restructuring and other charges                                3,045           --        3,045            --
                                                                -------      -------     --------      --------
        Total operating expenses                                 18,688        9,697       48,203        32,700
                                                                -------      -------     --------      --------
Loss from operations                                             (8,342)      (4,235)     (18,048)      (20,431)
Other income, net                                                   281          675        1,293           829
                                                                -------      -------     --------      --------
Net loss                                                         (8,061)      (3,560)     (16,755)      (19,602)
Accretion of dividends on redeemable convertible
   preferred stock                                                   --           34           --           544
                                                                -------      -------     --------      --------
Net loss applicable to common stockholders                      $(8,061)     $(3,594)    $(16,755)     $(20,146)
                                                                =======      =======     ========      ========
Basic and diluted net loss per common share                     $ (0.23)     $ (0.12)    $  (0.49)     $  (1.09)
                                                                =======      =======     ========      ========
Weighted average shares outstanding                              35,815       28,966       34,400        18,539
                                                                =======      =======     ========      ========

  The accompanying notes are an integral part of these consolidated condensed financial statements

                          I-MANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       --------------------------
                                                                                         2001             2000
                                                                                         ----             ----
Cash Flows from Operating Activities:
    Net loss                                                                           $(16,755)        $(19,602)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                       7,912            2,769
      In-process research and development                                                 3,700               --
      Restructuring and other charges                                                     2,385               --
      Amortization of deferred stock-based compensation                                      48               78
      Marketing expense related to issuance of warrant                                      800            2,620
      Interest expense related to issuance of warrant                                        --               48
      Compensation expense related to acceleration of stock option vesting                   24               --
      Changes in current assets and liabilities:
         Accounts receivable                                                              2,217           (1,480)
         Prepaid expense and other current assets                                          (348)             185
         Accounts payable                                                                  (837)            (571)
         Accrued expenses                                                                 1,065              434
         Deferred revenue                                                                (1,599)            (667)
                                                                                       --------         --------
           Net cash used in operating activities                                         (1,388)         (16,186)
                                                                                       --------         --------
Cash Flows from Investing Activities:
    Purchases of property and equipment, net                                             (1,610)          (7,542)
    Additional cash paid to acquire Chi-Cor Information Management, Inc.                 (1,979)              --
    Cash paid to acquire Vintage Software, Inc.                                            (731)              --
    Cash paid to acquire Intersoft International, Inc.                                     (591)              --
    Cash paid to acquire BCL Vision, Ltd.                                                (4,539)              --
    Cash paid to acquire Provato, Inc.                                                   (3,382)              --
    Increase in other assets                                                             (1,160)            (991)
                                                                                       --------         --------
           Net cash used in investing activities                                        (13,992)          (8,533)
                                                                                       --------         --------
Cash Flows from Financing Activities:
    Net proceeds from initial public offering and over-allotment exercise                    --           70,709
    Proceeds from exercise of common stock warrants                                          --              150
    Payments on capital lease obligations                                                   (42)             (30)
    Proceeds from exercise of stock options                                               2,586              334
    Proceeds from Employee Stock Purchase Plan                                              108               --
    Bank overdraft                                                                           --             (229)
                                                                                       --------         --------
           Net cash provided by financing activities                                      2,652           70,934
                                                                                       --------         --------
Effect of foreign exchange rate changes                                                      (3)              --
                                                                                       --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (12,731)          46,215
    Cash and Cash Equivalents, beginning of period                                       50,639           15,322
                                                                                       --------         --------
    Cash and Cash Equivalents, end of period                                           $ 37,908         $ 61,537
                                                                                       ========         ========




Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                          $     43         $     44
                                                                                       ========         ========
Supplemental Disclosure of Noncash Activities:
     Conversion of preferred stock to common stock                                     $     --         $ 13,060
                                                                                       ========         ========
     Accretion of dividends on Series C preferred stock                                $     --         $    544
                                                                                       ========         ========
     Property and equipment acquired under capital lease                               $     --         $    173
                                                                                       ========         ========
     Issuance of common stock pursuant to cashless exercise of warrant                 $    100         $     --
                                                                                       ========         ========
     Issuance of warrants to purchase common stock                                      $   800         $  3,868
                                                                                       ========         ========
As of September 30, 2001, the Company recorded additional purchase price related to its acquisition of Chi-Cor Information Management, Inc. on
     November 16, 2000, as follows:
     Fair value of additional assets acquired                                          $ (2,634)        $     --
     Additional cash paid                                                                 1,979               --
     Additional common stock to be issued                                                   555               --
                                                                                       --------         --------
     Additional liabilities assumed                                                    $   (100)        $     --
                                                                                       ========         ========
On January 25, 2001, the Company acquired Vintage Software, Inc. as follows:
     Fair value of assets acquired                                                     $ (1,168)        $     --
     Cash paid for acquisition                                                              731               --
     Common stock issued                                                                    400               --
                                                                                       --------         --------
     Liabilities assumed                                                               $    (37)        $     --
                                                                                       ========         ========
On March 2, 2001, the Company acquired Intersoft International, Inc. as follows:
     Fair value of assets acquired                                                     $ (3,313)        $     --
     Cash paid for acquisition                                                              591               --
     Common stock issued                                                                  2,311               --
                                                                                       --------         --------
     Liabilities assumed                                                               $   (411)        $     --
                                                                                       ========         ========
On April 9, 2001, the Company acquired BCL Vision, Ltd. as follows:
     Fair value of assets acquired                                                     $(12,119)        $     --
     Cash paid for acquisition                                                            4,539               --
     Common stock issued                                                                  6,900               --
                                                                                       --------         --------
     Liabilities assumed                                                               $   (680)        $     --
                                                                                       ========         ========
On August 16, 2001, the Company acquired Provato, Inc. as follows:
     Fair value of assets acquired                                                     $(15,713)        $     --
     Cash paid for acquisition                                                            3,382               --
     Common stock and warrant issued                                                     11,207               --
                                                                                       --------         --------
     Liabilities assumed                                                               $ (1,124)        $     --
                                                                                       ========         ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  I-MANY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of I-many, Inc. (the "Company") for the year ended December 31, 2000 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants not contained herein. The results of operations for the three months and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

NOTE 2.  NET LOSS PER SHARE

         Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of common equivalent shares excluded from the diluted loss per share calculation were 1,342,717 and 4,910,570 for the three months ended September 30, 2001 and 2000, respectively, and 2,588,597 and 10,181,393 for the nine months ended September 30, 2001 and 2000, respectively.

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

NOTE 4.  SIGNIFICANT CUSTOMERS

         The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:


                                 Three months                 Nine months
                             ended September 30,          ended September 30,
                              2001         2000            2001         2000
                              ----         ----            ----         ----
Customer A                     18%          37%             15%          32%
Customer B                      *           13%              *           10%

     * Denotes revenues of less than 10% of the Company's total.

NOTE 5   ACQUISITIONS

CHI-COR INFORMATION MANAGEMENT, INC.

         On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. ("ChiCor") for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off ChiCor's outstanding bank loan of $754,000, 251,601 shares of Company common stock with a fair value at the date of closing of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. In addition, upon achievement of certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders are entitled to additional consideration of up to $6.9 million, one-half of which is payable in cash and the balance payable in the form of Company stock at a derived per share value of $19.65. The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and the liabilities assumed.

         Based on the revenue and income levels realized by ChiCor during the three month periods ended September 30, 2001, June 30, 2001 and March 31, 2001 and the closing price of I-many stock on those respective dates, the ChiCor shareholders were entitled to receive additional consideration valued at $409,000, $713,000 and $1.3 million, respectively. The earnout amounts for the first two quarters of 2001 were paid in cash and stock prior to September 30, 2001. The additional consideration for the three-month period ended September 30, 2001 will be paid in cash and stock no later than November 15, 2001. At September 30, 2001, the stock portion of this consideration with a market value of $43,000 was recorded as Stock Subscription Receivable and the $366,000 cash portion was recorded in Accrued Expenses, with the entire amount treated as additional purchase price and recorded as goodwill. Any additional consideration paid to the ChiCor shareholders as a result of earnout amounts realized during the three-month period ended December 31, 2001 will likewise be treated as additional purchase price and recorded as goodwill.

VINTAGE SOFTWARE, INC.

         On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. ("Vintage"), a software company, which marketed a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included cash of $433,000, 34,096 shares of Company common stock with a fair value of $400,000, $200,000 in earnout bonuses, and transaction costs of $98,000. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS, and the Company has consolidated the operations of Vintage beginning on the date of acquisition. No pro forma information for the periods ended September 30, 2001 has been presented as this purchase was not material.

INTERSOFT INTERNATIONAL, INC.

         On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. ("Intersoft"), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $3.2 million included cash of $500,000, 115,733 shares of Company common stock with a fair value of $2.2 million, assumed liabilities of $411,000 and transaction costs of $99,000. In addition, upon achievement of certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders are entitled to additional consideration of up to $1.25 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS, and the Company has consolidated the operations of Intersoft beginning on the date of acquisition. No pro forma information for the periods ended September 30, 2001 has been presented as this purchase was not material.

         Based on the revenue and income levels realized by Intersoft during the three-month periods ended September 30, 2001 and June 30, 2001, the Intersoft shareholders were entitled to receive additional consideration of $33,000 and $39,000, respectively, to be paid in stock within 45 days of the period then ended. The consideration amount payable at September 30, 2001 was recorded as Stock Subscription Receivable and treated as additional purchase price and recorded as goodwill. Any additional consideration paid to the Intersoft shareholders as a result of future quarterly earnouts will be treated as additional purchase price and recorded as goodwill.

BCL VISION LTD.

         On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. ("BCL"), a provider of collection and dispute management software and services based in London, United Kingdom. The initial purchase price of $12.1 million consists of cash of $4.0 million, 690,000 shares of Company common stock with a fair value of $6.9 million, assumed liabilities of $680,000 and transaction costs of $500,000. In addition, upon achievement of a certain revenue milestone through June 30, 2001 which was not realized, the BCL shareholders would have been entitled to additional consideration of up to $1.0 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS, and the Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.1 million to the tangible and intangible assets acquired. Based on this appraisal, $952,000 was allocated to tangible assets and $10.2 was allocated to goodwill and other intangible assets. The portion of the purchase price allocated to in-process research and development, totaling $1.0 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition.

PROVATO, INC.

         On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. ("Provato"). The purchase price of $15.7 million consisted of 1,975,739 shares of the Company's common stock valued at approximately $11.2 million, a warrant to purchase 4,546 shares of the Company's stock valued at approximately $25,000, the assumption of approximately $1.1 million of liabilities, and $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger. In connection with the acquisition, the Company has incurred transaction costs of $1.8 million, which included approximately $1.2 million of Provato's merger-related costs. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS, and the Company has consolidated the operations of Provato beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $15.7 million to the tangible and intangible assets acquired. Based on this appraisal, $906,000 was allocated to tangible assets and $12.1 was allocated to goodwill and other intangible assets. The portion of the purchase price allocated to in-process research and development, totaling $2.7 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

NOTE 6.  STRATEGIC RELATIONSHIP AGREEMENTS

PROCTER & GAMBLE COMPANY

         In May 2000, the Company entered into a Strategic Relationship Agreement (the Agreement) with the Procter & Gamble Company ("P&G"), pursuant to which P&G has designated the Company for a period of at least three years as their exclusive provider of purchase contract management software for their commercial products group. In addition, P&G has agreed to provide the Company with certain strategic marketing and business development services over the term of the Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

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

         As consideration for entering into the Agreement, the Company has designated Accenture as its preferred business integration provider for the Company's CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of any revenues generated from certain future software licenses to Accenture's clients and prospects. To date, no such warrants have been earned or paid.

NOTE 7.  RESTRUCTURING AND OTHER CHARGES

         In the quarter ended September 30, 2001, the Company recorded a $3.0 million charge in connection with a restructuring of the Company's operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge is $2.4 million, which is the net carrying value of the Company's internet portal, $540,000 in severance pay, and $108,000 in facility lease costs. In abandoning its internet portal, the Company has ceased all support of the portal site, discontinued all related development, and eliminated or reassigned all personnel previously assigned to the project. The balance of the severance and related charges were incurred in association with the Company's decision to restructure certain of its operations in order to improve workforce efficiencies.

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

         In August 2001, the FASB issued SFAS no. 144, "Accounting for the Impairment or Disposal of Long-Lived Asssets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

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

OVERVIEW

         We provide software and related professional services that allow our clients to more effectively manage their business-to-business relationships. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the 10 largest and 16 of the 20 largest pharmaceutical manufacturers, ranked according to annual revenues. We are seeking to expand our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries. Our acquisitions of Chi-Cor Information Management, Inc. (ChiCor) in November 2000 and Intersoft International, Inc. (Intersoft) in March 2001 have provided us with accepted products, customers and expertise in these new vertical markets.

         Currently, we can deliver our products through a variety of means, including software licensed for installation on our clients' computer systems, and software licensed on an application service provider basis which we host on our servers.

         We have generated revenues from both products and services. Product revenues, which had been principally comprised of software license fees generated from our CARS software suite and now include deductions and trade funds management products and cash and trade receivables management software pursuant to our acquisitions of ChiCor and BCL Vision, accounted for 38.1% of net revenues in the nine months ended September 30, 2000 and 52.2% of net revenues for the nine months ended September 30, 2001. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products, and hosting fees. Service revenues accounted for 61.9% of net revenues in the nine months ended September 30, 2000 and 47.8% of net revenues for the nine months ended September 30, 2001.

         Software licenses are attributable to the addition of new customers, and the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products and license renewals. Historically, software license agreements have been for a three-year period. We generally recognize software license fees upon execution of a signed license agreement and delivery of the software, provided that there are no significant post-delivery obligations, the payment is fixed or determinable, and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the entire fee on a percentage-of-completion basis, and include the entire fee in product revenues. We provide an allowance for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

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

         After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding acquisition-related amortization and write-offs) have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $43.4 million for the 12 months ended December 31, 2000 and $36.9 million for the nine months ended September 30, 2001. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 46 employees as of December 31, 1996 to 370 employees at September 30, 2001.

RECENT EVENTS

         On August 16, 2001 we acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. for a purchase price of $15.7 million. The merger consideration consisted of 1,975,739 shares of the Company's common stock with a fair value at the time of acquisition of $11.2 million, a warrant to purchase 4,546 shares of the Company's stock valued at $25,000, $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger, assumed liabilities of $1.1 million and transaction costs of $1.8 million. This acquisition was recorded in the quarter ended September 30, 2001 and the Provato operating results from the date of acquisition are included in the September 30, 2001 financial statements.

         In the quarter ended September 30, 2001, we recorded a $3.0 million charge in connection with a restructuring of our operations and the abandonment of our proprietary internet portal. The $3.0 million charge consisted of $2.4 million, which was the net carrying value of the internet portal, $540,000 in severance pay, and $108,000 in facility closing costs. As part of its restructuring and efforts to improve workforce efficiencies, the Company reduced its workforce by 79 employees during the third quarter of 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NET REVENUES

         Net revenues increased by $4.4 million, or 46%, to $13.8 million for the quarter ended September 30, 2001 from $9.4 million for the quarter ended September 30, 2000. Product revenues increased by $3.0 million, or 64%, to $7.6 million for the quarter ended September 30, 2001, from $4.7 million for the quarter ended September 30, 2000. This increase is primarily attributable to increases in both the number of software licenses sold and the average size of the licenses.

         As a percentage of total net revenues, product revenues increased to 55.4% for the quarter ended September 30, 2001, from 50.4% for the quarter ended September 30, 2000. This increase in product revenues as a percentage of total net revenues is attributable to our software licensing activity during the quarter, as compared to the more modest growth of our professional services business. Service revenues increased by $1.4 million, or 29%, to $6.2 million for the quarter ended September 30, 2001, from $4.8 million for the quarter ended September 30, 2000.

COST OF REVENUES

         Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by

$520,000, or 13%, to $3.4 million for the quarter ended September 30, 2001, from $4.0 million for the quarter ended September 30, 2000. This decrease is due primarily to the reduction in subcontractor consulting costs from $1.4 million in the third quarter of 2000 to $400,000 in the third quarter of 2001, partially offset by increased salary and related costs resulting from the increase in the number of employees in our professional services group, which grew from 90 at September 30, 2000 to 102 at September 30, 2001.

         As a percentage of total net revenues, cost of revenues decreased to 24.9% for the quarter ended September 30, 2001, from 42.0% for the quarter ended September 30, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues (service revenues typically generate lower margins than product revenues) and a decrease in subcontractor costs.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense increased by $337,000, or 8%, to $4.7 million in the three months ended September 30, 2001 from $4.3 million in the three months ended September 30, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels from 68 at September 30, 2000 to 92 at September 30, 2001, partially offset by significant reductions in spending for advertising, marketing and promotional materials and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense decreased to 34.0% for the quarter ended September 30, 2001 from 46.2% for the quarter ended September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $1.1 million, or 42%, to $3.9 million for the quarter ended September 30, 2001, from $2.7 million for the quarter ended September 30, 2000. This increase in research and development expenses is attributable to higher salary costs related to an increase in the number of research and development personnel from 90 at September 30, 2000 to 142 at September 30, 2001, partially offset by a decrease in subcontractor costs. As a percentage of total net revenues, research and development expense decreased slightly to 28.1% for the quarter ended September 30, 2001, from 28.9% for the quarter ended September 30, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $403,000, or 29%, to $1.8 million in the third quarter of 2001 from $1.4 million in the third quarter of 2000. As a percentage of total net revenues, general and administrative expenses decreased to 12.9% for the quarter ended September 30, 2001, from 14.6% for the quarter ended September 30, 2000. The increase in general and administrative expenses is primarily attributable to an increase in salary costs, higher professional services fees, and to other costs associated with being a publicly-held company.

         DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company's Internet portal. Excluding amortization related to the Internet portal, which we wrote down to zero during the third quarter of 2001, depreciation expense increased by $212,000, or 57%, from $372,000 in the third quarter of 2000 to $584,000 in the third quarter of 2001. This increase is a result of additions of computer hardware and software related to growth in headcount and other infrastructure expenditures.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of goodwill and other purchased intangibles, related to our acquisitions of ChiCor in November 2000, Vintage in January 2001, Intersoft in March 2001, BCL Vision in April 2001 and Provato in August 2001, amounted to $2.0 million in the quarter ended September 30, 2001. There was no amortization of goodwill and other purchased intangibles in the quarter ended September 30, 2000. Based on new accounting pronouncements, the Company will stop amortizing goodwill in the first quarter of 2002.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Provato, Inc., we allocated $2.7 million of the purchase price to in-process research and development, which was immediately expensed as it had no future alternative use. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the Provato acquisition.

         RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2001, we recorded a $3.0 million charge in connection with a restructuring of the Company's operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge is $2.4 million, which is the net carrying value of the internet portal, $540,000 in severance pay, and $108,000 in facility lease costs.

         OTHER INCOME, NET. Other income, net decreased by $394,000, or 58%, from $675,000 in the quarter ended September 30, 2000, to $281,000 in the quarter ended September 30, 2001. This decrease is primarily the result of reduced interest yields and significantly lower average cash balances during the quarter.

         PROVISION FOR INCOME TAXES. We incurred operating losses for all quarters in 2000 and the first three quarters of 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three month periods ended September 30, 2001 and 2000.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NET REVENUES

         Net revenues increased by $18.1 million, or 75%, to $42.1 million for the nine months ended September 30, 2001 from $24.1 million for the nine months ended September 30, 2000. Product revenues increased by $12.8 million, or 140%, to $22.0 million for the nine months ended September 30, 2001, from $9.2 million for the nine months ended September 30, 2000. This increase is attributable to a significant increase in the number of software licenses sold, due in part to the contribution of the ChiCor subsidiary subsequent to its acquisition in November 2000.

         As a percentage of total net revenues, product revenues increased to 52.2% for the nine months ended September 30, 2001, from 38.1% for the nine months ended September 30, 2000. This increase in product revenues as a percentage of total net revenues is attributable to our software licensing activity during the period, as compared to the more modest growth of our professional services business. Service revenues increased by $5.3 million, or 35%, to $20.2 million for the nine months ended September 30, 2001, from $14.9 million for the nine months ended September 30, 2000.

COST OF REVENUES

         Cost of revenues increased by $175,000, or 1%, to $12.0 million for the nine months ended September 30, 2001, from $11.8 million for the nine months ended September 30, 2000. This increase is due primarily to the increased number of employees in our professional services group, offset by a significant decrease in subcontractor consulting costs from $5.0 million in the nine months ended September 30, 2000 to $2.4 million in the nine months ended September 30, 2001.

         As a percentage of total net revenues, cost of revenues decreased to 28.4% for the nine months ended September 30, 2001, from 49.0% for the nine months ended September 30, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues (service revenues typically generate lower margins than product revenues) and a decrease in subcontractor costs.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses included one-time, non-cash charges of $800,000 in the quarter ended June 30, 2001 and $2.6 million in the quarter ended June 30, 2000 related to the value associated with the granting of common stock warrants to Accenture and Procter & Gamble, respectively. Excluding the charges related to the issuance of warrants, sales and marketing expense increased by $1.7 million, or 12%, to $15.6 million in the nine months ended September 30, 2001 from $13.9 million in the nine months ended September 30, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels and significantly higher commission costs attributable to the increase in product revenues, partially offset by significant reductions in spending for advertising, marketing and promotional materials, and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense excluding non-cash warrant charges decreased to 37.1% for the nine months ended September 30, 2001, from 57.9% for the nine months ended September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended September 30, 2001 increased by $1.2 million, or 12%, to $11.2 million in the nine months ended September 30, 2001 from $10.0 million in the nine months ended September 30, 2000. The increase in research and development expenses is primarily the result of an increase in the number of research and development personnel, partially offset by a significant reduction in subcontractor costs associated principally with the development of our Internet portal incurred during the first half of 2000. In the nine months ended September 30, 2000, subcontractor costs amounting to $4.3 million were expensed as incurred, as compared to $900,000 in the nine months ended September 30, 2001. As a percentage of total net revenues, research and development expense decreased to 26.5% for the nine months ended September 30, 2001, from 41.5% for the nine months ended September 30, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.6 million, or 78%, to $5.9 million in the first three quarters of 2001 from $3.3 million for the first three quarters of 2000. As a percentage of total net revenues, general and administrative expenses increased slightly to 14.1% for the nine months ended September 30, 2001, from 13.8% for the nine months ended September 30, 2000. The increase in general and administrative expenses both in dollars and as a percentage of total net revenues is primarily attributable to an increase in headcount, higher professional services fees, and to other costs associated with being a publicly-held company during the first two quarters of 2001.

         DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company's Internet portal. Depreciation expense increased by $516,000, or 18%, from $2.8 million in the first nine months of 2000 to $3.4 million in the first nine months of 2001. This increase is the result of additions of computer hardware and software for our web-based initiatives, headcount growth and other infrastructure expenditures. In the nine months ended September 30, 2001, the amortization expense related to capitalized internal-use software development costs amounted to $1.7 million, as compared to $1.8 million of amortization in the nine months ended September 30, 2000.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of goodwill and other purchased intangibles related to our recent acquisitions amounted to $4.6 million in the nine months ended September 30, 2001. There was no amortization of goodwill and other purchased intangibles in the nine months ended September 30, 2000.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisitions of BCL Vision, Ltd. and Provato, Inc., we allocated a total $3.7 million of the purchase prices to in-process research and development, which was immediately expensed as it had no future alternative use. These allocations were based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the respective acquisitions.

         RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2001, we recorded a $3.0 million charge in connection with a restructuring of the Company's operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge is $2.4 million, which is the net carrying value of the internet portal, $540,000 in severance pay, and $108,000 in facility lease costs.

         OTHER INCOME, NET. Other income, net increased by $464,000, or 56%, from $829,000 in the nine months ended September 30, 2000, to $1.3 million in the nine months ended September 30, 2001. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering, which occurred in July 2000.

         PROVISION FOR INCOME TAXES. We incurred operating losses for all quarters in 2000 and the first three quarters of 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the nine months ended September 30, 2001 and 2000.

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

         At September 30, 2001, we had cash and cash equivalents of $37.9 million and a net working capital of $34.9 million. Also on September 30, 2001, we had no long-term or short-term debt, other than obligations under capital lease financings.

         On August 16, 2001, we acquired Provato, Inc. for a purchase price of $15.7 million, including $1.7 million in the form of convertible notes issued by us to Provato during the two month period immediately preceding the merger, common stock and a warrant valued at $11.2 million at the time of closing, $1.1 million of assumed liabilities, and $1.8 million of transaction costs. We used existing cash resources to fund the convertible notes portion of the purchase price and the merger transaction costs.

         Net cash used in operating activities for the nine months ended September 30, 2001 was $1.4 million, as compared to net cash used in operating activities of $16.2 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, net cash used in operating activities consisted primarily of our net loss of $16.8 million, as adjusted for non-cash items - depreciation and amortization, in-process research and development, asset write-down and warrant charges - totaling $14.8 million, and a $1.6 million decrease in deferred revenue, partially offset by a $2.2 million decrease in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2000 consisted principally of our net loss of $19.6 million, as adjusted for depreciation and amortization and a non-cash warrant charge, which together totaled $5.4 million, and a $1.5 million increase in accounts receivable.

         Net cash used in investing activities was $14.0 million for the nine months ended September 30, 2001 and $8.5 million for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001 consisted of $1.6 million in purchases of property and equipment, $10.8 million related to the acquisitions of ChiCor, Vintage, Intersoft, BCL Vision and Provoto, and a $1.6 million investment in preferred stock of Tibersoft Corporation, a privately-held provider of business-to-business network trading solutions for the foodservice industry. Net cash used in investing activities for the nine months ended September 30, 2000 consisted primarily of purchases of property and equipment, including $4.7 million of capitalized internal-use software development costs related to out Internet portal.

         Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2001, primarily from proceeds from stock option exercises. Net cash provided by financing activities was $70.9 million for the nine months ended September 30, 2000, consisting principally of $70.7 million in net proceeds from our initial public offering and over-allotment exercise.

         We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded product and service offerings and the success of these offerings once they are launched, and the impact of future acquisitions, if any. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

         In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN 1999 AND 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

         We incurred net losses of approximately $5.2 million in the year ended December 31, 1999, $24.2 million in the year ended December 31, 2000 and $16.8 million in the nine months ended September 30, 2001, and we had an accumulated deficit at September 30, 2001 of $46.6 million. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our second quarter 2001 results were impacted by a number of factors that deferred purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. Although we have been profitable in certain years, we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

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

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

         Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including offices in Chicago, Illinois and London, United Kingdom. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $36.5 million in the year ended December 31, 2000, and to $42.1 million in the nine months ended September 30, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 370 as of September 30, 2001. To accommodate this growth, we are implementing new and upgraded operating and financial systems, procedures and controls. We may not succeed in these efforts. Our failure to expand and integrate these systems in an efficient manner could prevent us from successfully implementing our business model. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY, AND FACTORS THAT ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

         Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. In the first nine months of 2001, one customer accounted for approximately 15 percent of our total revenues. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors that may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR CARS PRODUCTS HAVE NOT YET RESULTED IN SIGNIFICANT REVENUE, AND WE CANNOT BE SURE THAT OUR INITIATIVES IN THESE OTHER MARKETS WILL BE SUCCESSFUL

         As part of our growth strategy, we have acquired companies that target markets other than the healthcare market and have begun initiatives to sell our CARS software suite of products and services in markets other than the healthcare market, including the consumer packaged goods, foodservice and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have entered into strategic relationships with Procter & Gamble and Accenture, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products and other industries. In connection with our efforts in other industries, it may be necessary for us to hire additional personnel with expertise in these other markets.

OUR BUSINESS MODEL INCLUDES HOSTING OUR SOFTWARE APPLICATIONS ON BEHALF OF OUR CLIENTS AND MAINTAINING THEIR CRITICAL SALES DATA, AND IF OUR SYSTEMS FAIL OR THE DATA IS LOST OR CORRUPTED, OUR CLIENTS MAY LOSE CONFIDENCE IN US

         We offer to host our software products on our computers or on computers hosted on our behalf for access by our clients and we offer to maintain certain of our clients' critical sales data on our computers or on computers hosted on our behalf. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, human error, computer viruses, intentional acts of vandalism or terrorism and similar events could damage these systems and result in loss of customer data or a loss in the ability of our clients to access the software we are hosting for their use. Our clients would lose confidence in us and could stop doing business with us if our systems were affected by any of these occurrences or if any client data were lost. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems or loss of data.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

         We intend in the future to consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, WE MAY HAVE DIFFICULTY INTEGRATING THOSE NEW TECHNOLOGIES OR BUSINESSES

         We have acquired ChiCor, Intersoft, BCL Vision Ltd. and Provato, which are located in Chicago, Illinois, Cleveland, Ohio, London, U.K. and Oakland, California, respectively. Any other company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate those employees, technologies and products, and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

         In connection with our acquisitions of ChiCor, Vintage, Intersoft, BCL Vision and Provato, we have recorded $25.8 million of goodwill and $13.8 million in other intangible assets. In addition, we recorded a total of $3.7 million in charges during the second and third quarters of 2001 for write-offs of a portion of the purchase prices of BCL Vision and Provato as in-process research and development. Although the amortization of goodwill will be discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. We cannot assure you that future write-downs of any such assets will not affect future operating results.

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

CURRENT ECONOMIC CONDITIONS MAY WEAKEN OUR SALES

         Current world economic and political conditions, including the effects of the September 11, 2001 terrorist attacks and the resulting military conflict, may reduce the willingness of our customers and prospective customers to commit funds to purchase our products and services. The resulting loss or delay in our sales could have a material adverse effect on our business, financial condition and results of operations.

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

         As of September 30, 2001, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at September 30, 2001 amounted to 3.21 percent.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Modification of Constituent Instruments

         None

(b) Change in Rights

         None

(c) Changes in Securities

         On August 16, 2001, the Company issued 1,975,739 shares of its unregistered common stock and a warrant to purchase an additional 4,546 shares of common stock pursuant to its acquisition of Provato, Inc. These shares are exempt from registration under Rule 506 under the Securities Act of 1933.

         On August 10, 2001, the Company issued 1,999 shares of its unregistered common stock as additional consideration pursuant to its March 2001 acquisition of Intersoft International, Inc. On August 13, 2001 and September 13, 2001, the Company issued 16,509 shares and 4,970 shares, respectively, of its unregistered common stock as additional consideration pursuant to its November 2000 acquisition of Chi-Cor Information Management, Inc. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under
Section 4(2) of the Securities Act.

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

         (b) On August 30, 2001, we filed a current report on Form 8-K pursuant to Items 2 and 7 thereof, reporting the acquisition of Provato, Inc.

         (c) On October 30, 2001, we filed a current report of Form 8-K/A pursuant to Items 2 and 7 thereof, reporting the audited financial statements and pro forma financial information for the acquisition of Provato, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        I-MANY, INC

Date:  November 15, 2001                By: /s/ Kevin F. Collins
                                            ---------------------------------
                                        Kevin F. Collins
                                        Chief Financial Officer and Treasurer





                                        /s/ Kevin F. Collins
                                        -------------------------------------
                                        Kevin F. Collins
                                        Chief Financial Officer
                                        November 15, 2001

                                  EXHIBIT INDEX


       EXHIBIT NO.                DESCRIPTION

         10.1 Employment Agreement, dated as of July 1, 2001, between Registrant and Terrence M. Nicholson

         10.2 Employment Agreement, dated as of July 1, 2001, between Registrant and Timothy P. Curran

         10.3 Employment Agreement, dated as of July 1, 2001, between Registrant and Kevin Collins