Form 10-K
period 2001-12-31
I MANY INC
filed 2002-03-25
CIK 1104017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                                      to

COMMISSION FILE NUMBER 000-30883

I-MANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	01-0524931 (IRS Employer Identification Number)
537 Congress Street 5th Floor Portland, Maine (Address of principal executive offices)	04101-3353 (Zip Code)

(207) 774-3244
(Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of Class:	Name of Exchange on Which Registered:
Common Stock, $0.0001 par value	Nasdaq National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 15, 2002, 39,008,933 shares of the registrant's common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock in the Nasdaq National Market on March 15, 2002) was approximately $238 million.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

I-MANY, INC.
FORM 10-K
DECEMBER 31, 2001

PART I

        The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings.

ITEM 1. BUSINESS

Overview

        We provide software and related professional services that allow our clients to manage important aspects of their contract-based or trade agreement-based business-to-business relationships, including:

  •
  Incentive budgeting, deal modeling and request for quotation/request for proposal ("RFQ/RFP") processing

  •
  Contract creation, repository and change notifications for complex supply-chains

  •
  Verification of compliance and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

  •
  Settlement and dispute capabilities to resolve payment discrepancies due to contracts, and

  •
  Evaluation of the effectiveness of contracts and business operations.

        Our clients include supply chain participants on both the "buy" side and "sell" side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers, business-to-business e-commerce exchanges and purchasers.

        Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Over the past year, we have increased the percentage of business that occurs in industries outside healthcare from approximately 4% of revenues in 2000 to approximately 25% in 2001. Our products are currently used by more than 190 clients, including eight of the largest ten and 15 of the largest 20 pharmaceutical manufacturers, ranked according to 2000 annual healthcare revenues. Our clients also include leading companies from the consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and other industries. Our clients include Bayer, Boehringer Ingelheim, Premier, Inc., Glaxo Smith Kline, Procter & Gamble, Frito-Lay, Handguards, Pepsi-Cola, Kellogg's, and ConAgra.

        We deliver our products through several means, primarily through software licensed for installation on our clients' computer systems and also software licensed on an application service provider basis, which we host on our servers as well as on servers hosted and supported by 3rd party providers.

Business Developments

        In 2001, we completed a series of acquisitions, including:

  •
  On January 25, 2001, we acquired all of the outstanding capital stock of Vintage Software, Inc., which marketed a competing product to mid-market pharmaceutical companies.

  •
  On March 2, 2001, we acquired all of the outstanding capital stock of Intersoft International, Inc., which marketed software to companies and brokers in the food service industry.

  •
  On April 9, 2001, we acquired all of the outstanding capital stock of BCL Vision Ltd. (now named "I-many International Limited"), a provider of collection and dispute management software and services based in London, United Kingdom.

  •
  On August 16, 2001, the Company acquired, through a merger transaction, Provato, Inc., a provider of contract management and compliance solutions based in Oakland, California.

        In April 2001, we entered into a Marketing Alliance Agreement with Accenture LLP, pursuant to which Accenture has designated us as their preferred provider of automated contract management solutions and we have designated Accenture as our preferred business integration provider for our CARS suite of products.

        We have also licensed the rights to use and commercialize the intellectual property of other companies, and we have made a minority investment in a complementary technology company.

Industry Background

        Supply chain participants frequently use purchasing contracts and trade agreements to facilitate the purchase of goods and services. These contracts are agreements among supply chain participants, such as manufacturers, distributors, retailers, demand aggregators such as buying groups, and the end users of goods and services. These contracts allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Training, maintenance and other non-price incentives can be based upon multiple factors, including:

  •
  total volume of products purchased;

  •
  overall sales of particular products;

  •
  duration of the contract;

  •
  number of parties to the contract;

  •
  number of products covered by the contract; and

  •
  the purchaser's demographic characteristics.

        Other examples of contract attributes include a requirement for fulfilling shipments within prescribed time periods, advanced notifications, packaging and labeling requirements.

The Business-To-Business Marketplace

        We believe that the growth of business-to-business trade will be characterized by the increasing use of contract purchasing agreements between supply chain participants. In the consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and other industries where complex purchase contracts exist, the process of determining the availability of incentives, compliance issues, availability of funds, non-price attribute specifications and other requirements under these contracts is often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contract based purchasing. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates and other tasks associated with them often results in high administrative costs and disputes involving substantial amounts of money.

        Supply chain participants.    The business-to-business supply chain includes the following participants:

  •
  Manufacturers of products that use business-to-business relationships, including contracts, to establish favorable prices, assure a reliable channel of distribution and offer incentives to achieve their sales and marketing goals;

  •
  Distributors that purchase goods for resale according to the terms of the contracts negotiated between manufacturers and demand aggregators;

  •
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

  •
  Purchasers and retailers of products that buy goods under contracts negotiated on their behalf by demand aggregators or other intermediaries; and

  •
  Business-to-business e-commerce exchanges that allow supply chain participants to establish business relationships using the Internet.

        Complexity of contract purchasing.    In the industries we target, purchasing contracts typically contain pricing incentives and other mechanisms designed to meet the particular goals of the trading partners. The price of any particular product or service purchased under a typical contract may vary substantially, depending upon, among other things, external factors such as a manufacturer's market share and the purchaser's demographic characteristics, and highly specific factors such as the number of units of a particular product purchased during a specified time period. Contracts also allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Training, maintenance and other non-price incentives can be based upon multiple factors. Other contract attributes include criteria such as a requirement for fulfilling shipments within prescribed time periods, advanced notifications, packaging and labeling requirements, and others.

        Contracts are often negotiated on behalf of a large number of purchasers and include pricing incentives, which often result in different prices for otherwise similarly-situated purchasers, based on the purchasers' achievement of, or failure to achieve, certain goals (usually volume-related) under the contract.

        While many purchase contract variations exist, several fundamental types of pricing mechanisms in purchase contracts are illustrative of the complexity involved. Specific examples include: chargebacks (also called "deviated billing," depending upon the industry), rebates and trade funds management. Chargebacks are generally used as an incentive tool in contracts between manufacturers and demand aggregators. Eligible members of a demand aggregator (meaning purchasers who are on a contract of the aggregator, such as a group purchasing organization or buying cooperative) order products either directly from the manufacturer or, more commonly, through a large distributor. When a product is ordered through a distributor, the distributor must sell the item at the contracted price—that is, the price negotiated between the manufacturer and the demand aggregator. Often, the manufacturer asks the distributor to sell to the member at a price below the price the distributor paid the manufacturer. In these cases, the distributor attempts to verify the eligibility of the member to receive the lower contract price and, if the purchaser is eligible, the distributor seeks to recover, or chargeback, from the manufacturer the difference between the distributor's cost and the lower contract price. Given the large volume of purchases under these contracts, constantly changing membership in demand aggregators, complicated eligibility requirements and disparate information systems involved, it is not uncommon for manufacturers, purchasers, demand aggregators, and distributors to calculate significantly different chargebacks, resulting in disputes among the parties.

        A second type of pricing mechanism is a rebate. Typically, rebate provisions entitle a purchaser to a return of a portion of the purchase price based on the volume of product purchased or increase in market share achieved. Rebate provisions are common in contracts between manufacturers and large volume purchasers. Manufacturers generally adopt this kind of agreement in order to further their marketing objectives. In order to determine rebates based on market share, the parties must refer to external market share data. As with chargeback contracts, the complicated task of administering rebate-based contracts often results in high administrative costs and disputes involving substantial amounts of money.

        Trade funds management gives companies, sales agents and other trading partners the ability to budget, plan and measure the success of trade promotions. Trade promotions are typical in the consumer products industry. One example of a trade promotion is the end-cap, or the display that appears at the end of an aisle in a grocery store. These end-caps are intended to increase sales volume, but the manufacturer must pay a premium for this space in the store. Manufacturers use sales volume to determine the success of each promotion of this type to achieve their sales and marketing goals. With real-time access to trade fund balances, promotions can be planned by volume or revenue with comparisons to previous years or other scenarios.

        Administrative demands of contract purchasing.    As a result of the intricacies of contract purchasing, the administration of purchase contracts can be difficult and expensive. Among other things, each participant in the supply chain must be able to:

  •
  Target/plan trading partner relationships;

  •
  Negotiate terms and conditions;

  •
  Plan/monitor the impact of different pricing strategies;

  •
  Transact or adjudicate transactions relative to the terms and conditions of the contract—often encompassing enormous volumes of data related to invoices, inventory, shipments and market share;

  •
  Validate purchasers' eligibility for participation in specific contracts or parts of contracts including the time period in which the purchaser is on the contract, agreed-upon pricing mechanisms, trade funds, rebates and distributors' eligibility for chargebacks;

  •
  Integrate pricing, inventory, market share and other data relevant to the contract with existing enterprise resource planning and other management systems;

  •
  Settle disputes associated with contract and non-contract issues such as price discrepancies, non-compliance, misallocation of funds, level of earned incentives, and others; and

  •
  Evaluate the performance of completed and in-process contracts based on the original intent of the agreement from the perspective of both buyers and sellers.

I-Many's Solutions

        Complete offering of contract management capabilities.    We provide software and related professional services that allow our clients to manage important aspects of their contract-based or trade agreement-based business-to-business relationships, including:

  •
  Incentive budgeting, deal modeling and RFP/RFQ processing

  •
  Contract creation, repository and change notifications for complex supply-chains

  •
  Verification of compliance and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

  •
  Settlement and dispute capabilities to resolve payment discrepancies due to contracts, and

  •
  Evaluation of the effectiveness of contracts and business operations.

        Our clients include supply chain participants on both the "buy" side and "sell" side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers, public and private business-to-business e-commerce exchanges and purchasers.

        By providing this broad functionality, we eliminate the need for the users of our solutions to combine often incompatible software from multiple vendors, thereby decreasing costs and implementation time and enhancing reliability.

        Flexible product offerings.    We deliver our products through several means, including software licensed for installation on our clients' computer systems, software licensed on an application service provider basis which we host on our servers as well as on servers hosted and supported by third party providers.

Business Strategy

        Our objective is to become the leading provider of contract management solutions that enable companies to manage their business-to-business relationships more effectively. To achieve this objective, we are pursuing the following strategies:

        Target new vertical markets.    We have had success in providing contract management solutions to the healthcare and consumer products industries and intend to continue to penetrate these markets further. We also believe that the contract management solutions we provide are applicable in other vertical industries and we have sold or intend to sell these solutions into such industries as foodservice, disposables, consumer durables, industrial products, chemicals, apparel and telecommunications. It is our belief that virtually all industries are candidates for products that manage the contract lifecycle. We believe that our solutions are readily adaptable to these additional markets. For example, the percentage of revenue occurring in industries outside our initial core market of healthcare has risen from approximately 4% in 2000 to approximately 25% in 2001.

        Build upon our strength in the healthcare market.    We provide contract management solutions and services to many of the world's largest pharmaceutical and medical/surgical supply manufacturers, distributors, group purchasing organizations, and other healthcare companies. As a result of our experience in this market, we have acquired extensive industry knowledge of and experience with contracting practices and the relationships among healthcare industry participants. We believe that we have a reputation as a quality provider of complex contract management software and services and that we have and will continue to build upon that reputation and our extensive industry knowledge to offer additional services to our existing client base, and to attract new clients in the healthcare industry.

        Increase sales, marketing and support efforts.    We intend to increase our direct sales and support forces to facilitate our growth. We are seeking to promote the awareness of the I-many brand through an advertising and marketing campaign, including participation in trade shows and the placement of advertisements in key industry publications.

        Maintain a technological leadership position.    We seek constant feedback from our clients to understand their needs prior to, during, and post-implementation. We meet with our clients to identify their needs on an ongoing basis following implementation in focus group format. The feedback from these focus groups serves as a basis for product upgrades. We believe that, by closely partnering with and listening to our clients, we will continue to develop our products so that they deliver the highest value.

        Selectively pursue strategic acquisitions and alliances.    We have adopted a selective acquisition strategy as opportunities have arisen to complement our product offerings, extend our service capabilities and expand the features of our products. In addition, we intend to enter into strategic relationships as opportunities arise, to help us develop and market our products and services more effectively.

Products and Services

        Products.    The components and features of our products are designed to address particular business and process areas, which in combination we refer to as "Contract Management." To date, a significant portion of our revenues have been derived from the sale of software licenses to healthcare manufacturers, distributors, group purchasing organizations and other companies in healthcare and from the provision of related professional services, representing 96% of our revenues in 2000 and 75% of our revenues in 2001. In addition, one customer, Premier, Inc., accounted for approximately 29% and 12%, respectively, of our net revenues for the years 2000 and 2001. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client.

        The following is a list of our principal contract management and trade relationship management software products:

        Contract administration and reporting system/integrated system, or "CARS/IS,"    is a suite of software products that enables businesses to model the terms of their purchasing contracts, process data to determine pricing, evaluate contract performance, and manage the overall adjudication of rebates and chargebacks due under their contracts. CARS/IS allows users to manage a wide variety of contract pricing mechanisms, including rebates, chargebacks, and promotions.

        CARS/Medicaid    is a healthcare-specific, ready-to-install software solution that automates the management and clerical tasks of the federal Medicaid Drug Rebate Law. The system processes data and calculates rebates and payments for both federal and state rebate programs. CARS/Medicaid provides the capability to track and resolve disputes, and it is designed to assist users to comply with applicable federal and state government regulations.

        CARS/Analytics    provides sophisticated analyses and reporting across a spectrum of sales and contract management processes. CARS/Analytics uses the information generated by CARS/IS and third party information sources through a specific data application in CARS/IS to generate analyses and reports that are designed to enable users to determine the estimated profitability of contract business strategies and to examine key contract and sales performance measurements and trends.

        Discount pricing system, or "DPS,"    is a contract management and rebate processing system for mid-market companies, allowing them to control product pricing, control deal incentives, manage end-user and prime vendor relationships, and forecast and report on all aspects of contract management and administration.

        Deduction management system, or "DMS,"    enables supply chain partners across industry and geographical boundaries to manage deductions reflected in their business-to-business invoices, including those arising as a result of inaccurate prices, quantities, products, damaged goods, promotional discounts or otherwise. DMS monitors chargebacks, write-offs, offsets to credit/promotions, and split deductions.

        Trade funds management system, or "TFMS,"    is an Internet-based solution designed to empower sales and marketing departments, along with remote sales agents, to create, distribute, manage, monitor, and track simultaneous campaigns and promotions across products, categories, accounts, and regions. By utilizing TFMS, updates are immediate, trade deal changes are live, brokers enter commitments on-line, and deductions can be cleared immediately. Key features of TFMS include account planning and forecasting; deal management and analysis; promotional planning and lift analysis; product/customer reporting; Internet communications to control budgeting, allocations, commitments, and settlement; and Internet-based triggering of payments via accounts payable request, credit memo, or deduction.

        Collection management system, or "CMS,"    integrates with accounts receivable systems to automate the cash-collection process, equipping companies to proactively manage account activity using a tailored, dispute-resolution workflow. It reduces profit-erosion by reducing the number and value of write offs, and by identifying and correcting the causes of delayed payments. Users can monitor invoice activity, payment trends and customer habits that trigger automatic notifications, tasks and follow-up actions. The system also measures its own performance by accumulating data to identify internal inefficiencies, collection effectiveness, collector performance metrics and customer profitability.

Professional Services

        Our professional services group provides consulting services, deployment services, educational services and customer support and consulting services. At December 31, 2001, this group comprised 109 employees. The group is augmented by outside consultants whom we have trained.

        Consulting services.    We work with our clients before, during and after installation of our solution to optimize the capabilities of our solutions. These services include project planning and management, business process analysis, technical services including integration with the clients' enterprise resource planning systems, and quality assurance.

        Deployment services.    Our deployment services include pre-installation planning, on-site installation, upgrade services, system testing, database administration support and professional service support.

        Educational services.    We offer training programs and business analysis services for those persons within the client organization responsible for using our solutions, such as contract administrators. In addition, we offer user group meetings to enable customers to learn about product directions and influence our future products.

        Customer support.    We offer comprehensive maintenance and support services, including telephone hotline service (available during business hours or, for additional fees, up to 24 hours a day, 7 days a week), documentation updates and new software releases.

Customers

        We have more than 190 customers, approximately 40% of which are companies in the healthcare industry, including pharmaceutical and medical product companies, a group purchasing organization, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and others. One customer, Premier, Inc., accounted for approximately 29% and 12%, respectively, of our net revenues for the years 2000 and 2001.

Sales and Marketing

        We market our software and services primarily through a direct sales force. As of December 31, 2001, our sales force consisted of a total of 80 employees, including 42 national account executives and 38 business consultants and sales support employees. We intend to continue to increase the size of our sales force as we seek to expand the market for our products and services. In addition, we are seeking to enhance the productivity of our direct sales force by hiring additional support personnel.

Technology and Product Development

        Since our inception, we have made substantial investments in product development. We believe that our future financial performance depends on our ability to maintain and enhance our current products and develop new products. Our research and development expenses were approximately $8.2 million in 1999, $12.8 million in 2000 and $14.8 million in 2001.

        As of December 31, 2001, we employed 128 people in our product development organization who are responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, project management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups and attends our user conference. When appropriate, we also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies, which are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

Competition

        The contract management software market is subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, professional services organizations and, to a lesser degree, Internet-based merchants offering products through on-line catalogs.

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

        Many of our competitors and potential competitors have greater resources than we do, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of our competitors can devote greater managerial or financial resources than we can to develop, promote and distribute contract management software products and provide related consulting, training and support services. We cannot assure you that our current or future competitors will not develop products or services which may be superior in one or more respects to ours or which may gain greater market acceptance. Some of our competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with us. It is likely that new competitors will emerge and rapidly acquire market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—We have many competitors and potential competitors and we may not be able to compete effectively."

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

        From time to time, we license software from third parties for use with our products. We believe that no such license agreement to which we are presently a party is individually material and that if any such license agreement were to terminate for any reason, we would be able to obtain a license or otherwise acquire other comparable technology or software on terms and on a timetable that would not be materially adverse to us.

Employees

        As of December 31, 2001, we had a total of 373 employees, of whom 161 were based in Portland, Maine, 74 were based at our sales and marketing headquarters in Edison, New Jersey, 36 were based at our offices in Chicago, Illinois, 29 were based at our international headquarters in London, England and 73 worked at remote locations. Of the total, 128 were in research and development, 102 were in sales and marketing, 109 were in professional services, and 34 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—We rely significantly on certain key individuals and our business will suffer if we are unable to retain them."

Company Background

        I-many was originally incorporated in Massachusetts as Systems Consulting Company, Inc., or SCC, on June 5, 1989. On April 2, 1998, SCC Technologies, Inc., a Delaware corporation, was formed as a holding company and acquired all the stock of SCC. In January 2000, SCC Technologies, Inc. changed its name to I-many, Inc. and SCC merged into I-many, Inc.

ITEM 2. PROPERTIES

        Our development, customer support, administrative and operating offices are located in approximately 56,000 square feet of leased office space located in Portland, Maine under leases expiring in 2003. We also lease approximately 17,000 square feet of office space in Edison, New Jersey under leases expiring in 2003, with 6,000 square feet sublet to a third party and the remaining space used by executive, sales, marketing and consulting personnel. In addition, we lease approximately 20,000 square feet of office space in Chicago, Illinois under a lease expiring in 2009. Pursuant to our BCL Vision Ltd. acquisition, we lease approximately 42,000 square feet of office space in London, England under a lease expiring in 2011.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material pending litigation or other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of I-many and other key employees and their ages as of December 31, 2001 are as follows:

Name	Age	Positions(s)
A. Leigh Powell	40	President and Chief Executive Officer, Director
Terrence M. Nicholson	47	Chief Operating Officer
Timothy M. Curran	35	Executive Vice President, Sales
Kevin Collins	37	Chief Financial Officer

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

        Terrence M. Nicholson has served as our chief operating officer since August 1999. From February 1996 to August 1999, Mr. Nicholson served as executive director, worldwide sales and distribution systems, at Mallinckrodt, Inc, a manufacturer of medical devices. From February 1995 to February 1996, Mr. Nicholson served as program executive of NCR Corp., a manufacturer of datawarehouse and decision support systems. Mr. Nicholson received a M.S.C.E. from Rensselaer Polytechnic Institute and a B.S.E.E. from the University of Notre Dame.

        Timothy P. Curran has served as executive vice president of sales since July 2001. From July 1999 to July 2001, he served as executive vice president of corporate development since July 1999. From June 1998 to July 1999, Mr. Curran served as director, sales and marketing for our vertical markets line of business. From March 1997 to May 1998, Mr. Curran served as manager, internal consulting at EMC Corporation, a manufacturer of computer storage devices. Prior to March 1997, Mr. Curran was employed for eight years with Andersen Consulting, a management consulting firm, beginning as a staff consultant in Andersen's systems development practice and ending as a senior manager focusing on business process re-engineering and management consulting. Mr. Curran received an M.B.A. from the University of Chicago and a B.S. in chemical engineering from Case Western Reserve University.

        Kevin Collins has served as Chief Financial Officer since September 2001, after serving as vice president, finance since May 2001. From December 1999 to May 2001, Mr. Collins served as chief financial officer, treasurer and secretary for CommercialWare, Inc., a provider of software solutions to retailers. From September 1998 to December 1999, Mr. Collins was chief financial officer and principal of Little Harbor Capital, LLC, a boutique investment banking firm. From December 1994 to September 1998, he was controller and director of finance and business operations at Lightbridge, Inc., a publicly held wireless telecommunications software company. Mr. Collins holds a B.S. in Business Administration from Salem State College.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "IMNY." Our initial public offering of stock took place on July 13, 2000 at $9.00 per share. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. On February 28, 2002, the Company had 222 holders of record of its common stock.

	Price Range of Common Stock
Three Months Ended
	High	Low
December 31, 2001	$10.60	$2.26
September 30, 2001	13.73	1.86
June 30, 2001	19.35	7.63
March 31, 2001	22.75	9.06
December 31, 2000	27.38	8.00
September 30, 2000*	22.00	7.75

*
Commencing July 13, 2000.

        During the quarter ended December 31, 2001, we issued 16,486 shares of our unregistered common stock as additional purchase consideration, pursuant to our acquisitions of ChiCor Information Management, Inc. and Intersoft International, Inc. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under Section 4(2) of the Securities Act of 1933.

        On November 21, 2001, we issued 137,363 shares of our unregistered common stock as payment for our license of certain technology from Ozro, Inc. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

        The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2001 are derived from our financial statements. The financial statements as of and for each of the years have been audited by Arthur Andersen LLP, independent public accountants. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues:
Product	$5,043	$8,526	$9,228	$15,608	$30,011
Service	2,471	5,016	10,183	20,859	26,060

Total net revenues	7,514	13,542	19,411	36,467	56,071
Cost of revenues	2,249	2,062	5,354	15,911	15,363

Gross profit	5,265	11,480	14,057	20,556	40,708
Operating expenses:
Sales and marketing	1,223	3,676	6,613	21,610	20,952
Research and development	1,523	2,339	8,222	12,836	14,837
General and administrative	1,302	3,379	3,556	4,943	8,340
Depreciation	161	366	751	4,051	3,981
Amortization of goodwill and other purchased intangible assets	—	—	—	335	6,800
In-process research and development	—	—	—	2,400	3,700
Restructuring and other charges	—	—	—	—	4,753

Total operating expenses	4,209	9,760	19,142	46,175	63,363

Income (loss) from operations	1,056	1,720	(5,085)	(25,619)	(22,655)
Other income (expense), net	(733)	(129)	146	1,444	1,448
Provision for (benefit from) income taxes	—	(320)	281	—	—

Net income (loss)	$323	$1,911	$(5,220)	$(24,175)	$(21,207)

Net income (loss) per share:
Basic	$0.03	$0.19	$(0.46)	$(1.12)	$(0.60)

Diluted	$0.03	$0.11	$(0.46)	$(1.12)	$(0.60)

Weighted average shares outstanding:
Basic	9,785	10,192	11,433	22,048	35,056

Diluted	13,422	18,317	11,433	22,048	35,056

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,872	$5,129	$15,322	$50,639	$36,015
Working capital (deficit)	(736)	4,518	8,633	49,112	33,624
Total assets	4,705	11,609	27,182	85,388	91,971
Debt, including current portion	5,869	75	41	173	188
Redeemable convertible preferred stock	—	—	12,492	—	—
Total stockholders' equity (deficit)	(6,335)	5,331	197	68,761	75,256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under "Certain Factors That May Affect Future Results" and elsewhere in this report.

Overview

        We provide software and related professional services that allow our clients to more effectively manage their business-to-business relationships. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the 10 largest and 15 of the 20 largest pharmaceutical manufacturers, ranked according to 2000 annual healthcare revenues. We are seeking to expand our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries. Our acquisitions of Chi-Cor Information Management, Inc. (ChiCor) in November 2000 and Intersoft International, Inc. (Intersoft) in March 2001 have provided us with accepted products, customers and expertise in these new vertical markets. Also, our acquisition of BCL Vision Ltd. (BCL) (renamed I-many International Limited) in April 2001 has expanded our portfolio of software solutions, which we can market to customers within our currently-targeted and other vertical markets. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

        We have generated revenues from both products and services. Product revenues, which had been principally comprised of software license fees generated from our CARS software suite and now include deductions and trade funds management products and cash and trade receivables management software pursuant to our acquisitions of ChiCor and BCL (now I-many International Limited), accounted for 42.8% of net revenues in 2000 and 53.5% of net revenues in 2001. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 57.2% of net revenues in 2000 and 46.5% of net revenues in 2001.

        Software license revenues are attributable to the addition of new customers, and the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products and license renewals. We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements. We generate revenues from licensing our software and providing professional services, training and maintenance and support services.

        We sell software, professional services, training and maintenance and support services. In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee.

        We recognize software license fees upon execution of a signed license agreement and delivery of the software, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the entire fee on a percentage-of-completion basis, and include the entire fee in product revenues. If an acceptance period is required, revenues are recognized upon customer acceptance. We provide for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

        Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed for time and materials contracts and using the percentage-of-completion method for fixed fee contracts. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss becomes known and can be reasonably estimated. To date, losses incurred on fixed fee contracts have not been significant. Training revenues are recognized as the services are provided. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

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

        We assess the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. We review our long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset.

        Research and development costs are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. As such, all software development costs incurred to date have been expensed as incurred.

        We account for internal-use software, in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with this statement, costs incurred during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset.

        SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and concentrations of credit risk. We do not have any significant off-balance-sheet risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. Concentration of credit risk with respect to cash equivalents is limited because we place our investments in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses but historically have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

        In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of basic weighted average shares outstanding excludes unvested restricted common stock that is subject to repurchase by the Company. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock, as their effect is antidilutive. Potential common stock includes (i) incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants calculated using the treasury stock method; (ii) shares of common stock issuable upon the exchange or conversion of preferred stock and convertible debt calculated using the as-if-converted method; and (iii) unvested restricted common stock subject to repurchase by the Company. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 98, Earnings per Share in an Initial Public Offering, we determined that there were no nominal issuances of common stock prior to the Company's initial public offering (IPO).

        After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding restructuring charges and acquisition-related amortization and write-offs) have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $48.1 million for the 12 months ended December 31, 2001. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 46 employees as of December 31, 1996 to 373 employees at December 31, 2001.

Recent Events

        In the quarter ended December 31, 2001, we recorded a $1.7 million charge in connection with a restructuring of our operations and the impairment in value of goodwill related to our acquisition of Intersoft International, Inc. ("Intersoft"). The $1.7 million charge consisted of $368,000 in severance pay, $445,000 in facility closing and related costs, and a $895,000 write-off of goodwill related to the Intersoft acquisition.

        On February 20, 2002, we completed a private placement with investors (the "Purchasers"), pursuant to the terms of a Securities Purchase Agreement among us and the Purchasers (the "Purchase Agreement"). The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The terms of this private placement were reported on a Form 8-K, which we filed with the Securities and Exchange Commission of February 28, 2002.

        At the closing, we issued 1,100,413 shares of common stock at a purchase price of $7.27 per share, aggregating $8,000,000, and 1,700 shares of a newly designated series of preferred stock, at a purchase price of $10,000 per share. The preferred stock has no dividends or coupon, no liquidation preference and no financial covenants.

        The preferred stock will be convertible into common stock at a price equal to the higher of $7.00 or 93% of the average price of our stock measured over a period following the effectiveness of the registration statement covering the resale of the shares, which we will file with the Securities and Exchange Commission on or before March 29, 2002. We have the right to establish a new floor for the conversion price, which will serve as the minimum conversion price. Subject to the establishment of a new floor price, the conversion price of the preferred stock also will not exceed $8.72 or 80% of the average price of our common stock measured over a period following the effectiveness of the registration statement, whichever is greater.

        The shares of preferred stock may be converted into common stock at the option of the holder during the five trading-day period commencing on the later to occur of 110 business days after the closing date and 30 trading days after the effective date of the registration statement covering the resale of the shares. We may require the conversion of such shares into common stock during the same five-day period if the floor price established by us is less than the applicable conversion price. In the event that the preferred stock is not converted into common stock by the date set for conversion, the shares of preferred stock will be redeemed by us. Pending conversion or redemption of the shares of preferred stock, the proceeds from the sale of the preferred stock are being held in escrow.

        We intend to use the proceeds from the private placement for working capital and other general corporate purposes, which may include acquisitions of, or investments in, one or more new technologies, products or businesses.

        In addition, we granted the investors certain common stock purchase warrants, consisting of (i) warrants exercisable for 180 days after the closing to purchase up to an additional aggregate of 165,062 shares of common stock at an exercise price of $7.27 per share; (ii) seven-year warrants to purchase up to an additional aggregate of 165,062 shares of common stock at an exercise price of $7.50 per share; and (iii) seven-year warrants to purchase a number of additional shares of common stock equal to 15% of the shares of common stock received on conversion of the preferred stock, at an exercise price equal to 120% of the conversion price. The exercise price of the seven-year warrants is subject to downward adjustment on a "weighted average" basis in the event we issue additional shares of common stock, or instruments convertible or exercisable for common stock, at an effective price less than the then applicable exercise price. This adjustment does not apply, however, to the issuance of common stock or such instruments in underwritten public offerings, strategic transactions or pursuant to equity incentive plans. The warrants described in clause (iii) of this paragraph will become void if we redeem the preferred stock.

        On March 12, 2002, we acquired substantially all the assets of NetReturn, LLC, a Connecticut limited liability company located in Fairfield, Connecticut, for a purchase price of up to $5.3 million. The primary asset acquired was NetReturn's library of software applications and tools. The initial consideration of approximately $3.3 million consisted of $500,000 of cash, 429,017 shares of the Company's common stock with a fair value at the time of acquisition of $2.7 million and estimated transaction costs of $100,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the NetReturn shareholders are entitled to additional consideration of up to $2 million, payable in cash or stock at our election.

Results of Operations

        The following table sets forth statement of operations data for the periods indicated expressed as a percentage of total net revenues for each period indicated. The historical results are not necessarily indicative of the results to be expected for any future period.

	Years Ended December 31,
	1997	1998	1999	2000	2001
Net revenues:
Product	67.1%	63.0%	47.5%	42.8%	53.5%
Service	32.9	37.0	52.5	57.2	46.5

Total net revenues	100.0	100.0	100.0	100.0	100.0
Cost of revenues	29.9	15.2	27.6	43.6	27.4

Gross profit	70.1	84.8	72.4	56.4	72.6
Operating expenses:
Sales and marketing	16.3	27.1	34.1	59.2	37.4
Research and development	20.3	17.3	42.4	35.2	26.4
General and administrative	17.3	25.0	18.3	13.6	14.9
Depreciation	2.1	2.7	3.9	11.1	7.1
Amortization of goodwill and other purchased intangible assets	0.0	0.0	0.0	0.9	12.1
In process research and development	0.0	0.0	0.0	6.6	6.6
Restructuring and other charges	0.0	0.0	0.0	0.0	8.5

Total operating expenses	56.0	72.1	98.7	126.6	113.0

Income (loss) from operations	14.1	12.7	(26.3)	(70.2)	(40.4)
Other income (expense), net	(9.8)	(0.9)	0.8	3.9	2.6

Income (loss) before income taxes	4.3	11.8	(25.5)	(66.3)	(37.8)
Provision for (benefit from) income taxes	0.0	(2.4)	1.4	0.0	0.0

Net income (loss)	4.3%	14.2%	(26.9)%	(66.3)%	(37.8)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues

        Net revenues increased by $19.6 million, or 54%, to $56.1 million for the year ended December 31, 2001 from $36.5 million for the year ended December 31, 2000. Product revenues increased by $14.4 million, or 92%, to $30.0 million for the year ended December 31, 2001, from $15.6 million for the year ended December 31, 2000. This increase is attributable to a significant increase in the number of software licenses sold, due in part to the contribution of the ChiCor subsidiary subsequent to its acquisition in November 2000. 55% of our product revenues in 2001 came from existing customers, for the purchase of additional modules, new user licenses, and license renewals.

        As a percentage of total net revenues, product revenues increased to 53.5% for the year ended December 31, 2001, from 42.8% for the year ended December 31, 2000. This increase in product revenues as a percentage of total net revenues is attributable to the increase in our software licensing activity during the period, relative to the slower growth of our professional services business. Service revenues increased by $5.2 million, or 25%, to $26.1 million for the year ended December 31, 2001, from $20.9 million for the year ended December 31, 2000.

Cost of Revenues

        Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent amounts due to third parties for licensed integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $548,000, or 3%, to $15.4 million for the year ended December 31, 2001, from $15.9 million for the year ended December 31, 2000. This decrease is due primarily to a significant decrease in subcontractor consulting costs from $6.4 million during 2000 to $2.6 million during 2001, partially offset by the costs associated with the increased number of employees in our professional services group.

        As a percentage of total net revenues, cost of revenues decreased to 27.4% for the year ended December 31, 2001, from 43.6% for the year ended December 31, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues (service revenues typically generate lower margins than product revenues) and the decrease in subcontractor costs.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows, and advertising and public relations expenses. Also, sales and marketing expenses included one-time, non-cash charges of $800,000 during 2001 and $2.6 million during 2000 related to the value associated with the granting of common stock warrants to Accenture and Procter & Gamble, respectively. Excluding the charges related to the issuance of warrants, sales and marketing expense increased by $1.2 million, or 6%, to $20.2 million in the year ended December 31, 2001 from $19.0 million in the year ended December 31, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels and significantly higher commission costs attributable to the increase in product revenues, partially offset by significant reductions in spending for advertising, marketing and promotional materials, and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense, excluding non-cash warrant charges, decreased to 35.9% for the year ended December 31, 2001, from 52.1% for the year ended December 31, 2000.

        Research and development.    Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development expenses increased by $2.0 million, or 16%, to $14.8 million for the year ended December 31, 2001 from $12.8 million in the year ended December 31, 2000. The increase in research and development expenses is primarily the result of an increase in the number of research and development personnel, partially offset by a significant reduction in subcontractor costs associated principally with the development of our Internet portal incurred during the first half of 2000. Subcontractor costs amounting to $4.6 million were expensed as incurred during 2000, as compared to $1.1 million during 2001. As a percentage of total net revenues, research and development expense decreased to 26.4% for the year ended December 31, 2001, from 35.2% for the year ended December 31, 2000.

        General and administrative.    General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. Excluding the $810,000 value of I-many stock granted as compensation to our chief executive officer, general and administrative expenses increased by $2.6 million, or 52%, to $7.5 million in the year ended December 31, 2001 from $4.9 million in the year ended December 31, 2000. The increase in general and administrative expenses is primarily attributable to an increase in headcount, higher professional services fees, and to a full year's worth of costs associated with being a publicly-held company. As a percentage of total net revenues, general and administrative expenses, excluding stock-based compensation, decreased to 13.4% for the year ended December 31, 2001, from 13.6% for the year ended December 31, 2000.

        Depreciation.    From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company's Internet portal. Depreciation expense decreased by $70,000, or 2%, from $4.1 million in the year ended December 31, 2000 to $4.0 million in the year ended December 31, 2001. During 2001, the amortization expense related to capitalized internal-use software development costs amounted to $1.7 million, as compared to $2.6 million of amortization during 2000.

        Amortization of goodwill and other purchased intangible assets.    Amortization of goodwill and other purchased intangibles related to our acquisitions amounted to $6.8 million in the year ended December 31, 2001. During 2000, only $335,000 was amortized as a result of the acquisition of ChiCor in November 2000.

        In-process research and development.    In connection with the acquisitions of BCL and Provato, Inc., we allocated a total $3.7 million of the purchase prices to in-process research and development, which was immediately expensed as it had no future alternative use. The fair value was determined based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the respective acquisitions.

        Restructuring and other charges.    In the quarters ended September 30, 2001 and December 31, 2001, we recorded charges of $3.0 million and $1.7 million, respectively, in connection with a restructuring of the Company's operations, the abandonment of our proprietary internet portal, and a partial write-down of the carrying value of goodwill related to the Intersoft acquisition. Included in the charges were the $2.4 million net carrying value of the internet portal, $908,000 in severance pay, a $895,000 goodwill write-down, and $553,000 in facility lease and related costs.

        Other income, net.    Other income, net increased by $4,000, or less than 1%, to $1.4 million in the year ended December 31, 2001. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering, which occurred in July 2000, largely offset by lower investment yields realized during 2001.

        Provision for income taxes.    We incurred operating losses for all quarters in 2000 and 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the years ended December 31, 2001 and 2000.

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

        Depreciation.    Depreciation and amortization expense increased by $3.3 million, or 439%, to $4.1 million for the year ended December 31, 2000 from $751,000 for the year ended December 31,

1999. This increase is a result of additions of computer hardware and computer software related to our increased personnel as well as the amortization of capitalized website development costs. For the year ended December 30, 2000, the amortization expense related to capitalized software development costs amounted to $2.6 million. There was no amortization of capitalized software development costs in the year ended December 31, 1999.

        Amortization of goodwill and other purchased intangible assets.    Amortization of goodwill and other purchased intangibles, related to the November 2000 acquisition of Chi-Cor, amounted to $335,000 in the year ended December 31, 2000. There was no amortization of goodwill and other purchased intangibles in 1999.

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

        At December 31, 2001, we had cash and cash equivalents of $36.0 million and a net working capital surplus of $33.6 million. At December 31, 2001, we had no long-term or short-term debt, other than obligations under capital lease financings.

        On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million is being held in an escrow account pending conversion of the preferred stock into common stock. In the event that the preferred stock is not so converted, we will redeem it for an aggregate redemption price equal to $17 million. See "—Recent Events" above.

        Net cash used in operating activities for the year ended December 31, 2001 was $2.2 million, as compared to net cash used in operating activities of $20.2 million during 2000. For the year ended December 31, 2001, net cash used in operating activities consisted primarily of our net loss of $21.2 million, as adjusted for non-cash items—depreciation, amortization and acquisition-related and other non-cash charges—totaling $19.3 million, and a decrease of $1.8 million in deferred revenue, partially offset by a $2.1 million decrease in accounts receivable. Net cash used in operating activities during 2000 consisted primarily of our net loss of $24.2 million, as adjusted for depreciation, amortization and acquisition-related non-cash charges totaling $6.7 million and $2.7 million in non-cash charges related to issuance of warrants, an increase in accounts receivable of $5.6 million and a $823,000 decrease in unearned product revenue.

        Net cash used in investing activities for the years ended December 31, 2001 and 2000 was $15.6 million. For the year ended December 31, 2001, net cash used in investing activities consisted of $1.8 million in purchases of property and equipment, $11.9 million related to acquisitions, and a $1.6 million investment in preferred stock of Tibersoft Corporation, a privately-held provider of business-to-business network trading solutions for the foodservice industry. For the year ended December 31, 2000, net cash used in investing activities consisted of the initial cash consideration and transaction costs totaling $6.2 million related to the acquisition of Chi-Cor, purchases of property and equipment of $8.4 million, which included approximately $4.7 million of capitalized software development costs, and an increase in other assets of $1.0 million.

        Net cash provided by financing activities for the year ended December 31, 2001 was $3.2 million, consisting primarily of proceeds from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2000 was $71.1 million and consisted primarily of proceeds from the initial public offering.

        At December 31, 2001, we had approximately $42.3 million of net operating loss carryforwards to offset future taxable income. Due to the uncertainty related to the realization of such benefits, we have placed a full valuation allowance against this otherwise recognizable deferred tax asset.

        We currently anticipate our cash and cash equivalents as of December 31, 2001, together with the proceeds of the February 2002 private placement, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and possible acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, acquisitions, the timing of expanded product and service offerings and the success of these offerings once they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

Certain Factors That May Affect Future Results

        In addition to other information in this Annual Report on Form 10-K, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

We Have Incurred Substantial Losses in Recent Years and Our Return to Profitability Is Uncertain

        We incurred net losses of approximately $5.2 million in the year ended December 31, 1999, $24.2 million in the year ended December 31, 2000 and $21.2 million in the year ended December 31, 2001, and we had an accumulated deficit at December 31, 2001 of $51.0 million. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our second quarter 2001 results were impacted by a number of factors that deferred purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. Although we have been profitable in certain years, we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

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

We have two management locations and other facilities and as we continue to grow we may experience difficulties in operating from these facilities

        Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including offices in Chicago, Illinois, Fairfield, Connecticut and London, United Kingdom. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $56.1 million in the year ended December 31, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 373 as of December 31, 2001. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

We are highly dependent upon the healthcare industry, and factors that adversely affect that market could also adversely affect us

        Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. In 2001, one customer, in the healthcare market, accounted for approximately 12 percent of our total revenues. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors that may impact the purchase and sale of healthcare products, including competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

Our efforts to target markets other than the healthcare market may divert resources and management attention away from our core competencies

        In connection with our efforts to expand into other markets, it may be necessary for us to hire additional personnel with expertise in these other industries. We may also have to divert funds, talent, management attention and other resources toward markets that have not traditionally been the primary source of our revenues. The risks of such diversification include the possibility that we will not be successful in generating the revenue we expect from these markets and the possible detrimental effect of diverting resources from our traditional markets.

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

We have made several acquisitions and may make additional acquisitions and we may have difficulty integrating them

        We have acquired ChiCor, Intersoft, BCL Vision Ltd. (now I-many International Limited), and Provato, which are or were located in Chicago, Illinois, Cleveland, Ohio, London, U.K. and Oakland, California, respectively, and we are likely to make additional acquisitions. Any company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We are continuing to assimilate the employees, technologies and products of the companies that we have acquired and will need to do the same with any new companies we may acquire, and that effort has been, and will likely continue to be difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

If we do acquire new technologies or businesses, our results of operations may be adversely affected

        In connection with our acquisitions, we have recorded substantial goodwill and other intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. Although the amortization of goodwill will be discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. We cannot assure you that future write-downs of any such assets will not affect future operating results.

Our fixed costs have led, and may continue to lead, to fluctuations in operating results which has resulted, and could in the future result, in a decline of our stock price

        A significant percentage of our expenses, particularly rent, are fixed costs and are based in part on expectations of future revenues. In addition, our personnel costs, while variable over the long term, include commitments such as executive severance and similar expectations for other employees. Thus, we may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues, as we experienced in the second quarter of fiscal 2001, may cause significant variations in operating results in any quarter. If our quarterly results do not meet the expectations of market analysts or investors, our stock price is likely to decline.

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

        As of December 31, 2001, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at December 31, 2001 amounted to 2.11 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following table presents quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2001. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this report.

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Total net revenues	$6,789	$7,852	$9,415	$12,411	$15,265	$13,073	$13,779	$13,954
Gross profit	3,545	3,262	5,462	8,287	10,909	8,900	10,345	10,554
Net loss	(5,702)	(10,339)	(3,560)	(4,574)	(1,289)	(7,405)	(8,062)	(4,451)
Net loss per share	(0.47)	(0.76)	(0.12)	(0.14)	(0.04)	(0.22)	(0.23)	(0.12)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
I-many, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of I-many, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2000 and 2001 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ Arthur Andersen LLP

Boston, Massachusetts
January 24, 2002
(except for the matters discussed in
Note 13, as to which the dates are
February 20, 2002 and March 12, 2002)

I-MANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$50,639	$36,015
Accounts receivable, net of allowances of $766 and $757, respectively	14,526	13,412
Prepaid expenses and other current assets	459	692

Total current assets	65,624	50,119
Property and Equipment, net	8,625	4,709
Other Assets	1,059	2,329
Goodwill and Other Purchased Intangibles, net	10,080	34,814

Total assets	$85,388	$91,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,644	$2,207
Accrued expenses	4,598	7,082
Deferred revenue	8,270	7,206

Total current liabilities	16,512	16,495

Capital Lease Obligations, net of current portion	115	105
Deferred Rent	—	115

Commitments and Contingencies
Stockholders' Equity:
Undesignated preferred stock, $.01 par value
Authorized—5,000,000 shares
Issued and outstanding—0 shares	—	—
Common stock, $.0001 par value—
Authorized—100,000,000 shares
Issued and outstanding—32,940,767 shares and 37,200,988 at December 31, 2000 and December 31, 2001, respectively	3	4
Additional paid-in capital	98,746	125,224
Deferred stock-based compensation	(154)	(94)
Stock subscription payable	—	1,168
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(29,834)	(51,041)

Total stockholders' equity	68,761	75,256

Total liabilities and stockholders' equity	$85,388	$91,971

The accompanying notes are an integral part of these consolidated financial statements.

I-MANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001
Net Revenues:
Product	$9,228	$15,608	$30,011
Service	10,183	20,859	26,060

Total net revenues	19,411	36,467	56,071
Cost of revenues	5,354	15,911	15,363

Gross profit	14,057	20,556	40,708
Operating expenses:
Sales and marketing	6,613	21,610	20,952
Research and development	8,222	12,836	14,837
General and administrative	3,556	4,943	8,340
Depreciation	751	4,051	3,981
Amortization of goodwill and other purchased intangible assets	—	335	6,800
In-process research and development	—	2,400	3,700
Restructuring and other charges	—	—	4,753

Total operating expenses	19,142	46,175	63,363

Loss from operations	(5,085)	(25,619)	(22,655)
Other income, net	146	1,444	1,448

Loss before income taxes	(4,939)	(24,175)	(21,207)
Provision for income taxes	281	—	—

Net loss	(5,220)	(24,175)	(21,207)
Accretion of dividends on redeemable convertible
preferred stock	3	544	—

Net loss applicable to common stockholders	$(5,223)	$(24,719)	$(21,207)

Basic and diluted net loss per common share	$(0.46)	$(1.12)	$(0.60)

Weighted average shares outstanding	11,433	22,048	35,056

The accompanying notes are an integral part of these consolidated financial statements.

I-MANY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

			Convertible Preferred Stock
	Series C Redeemable Preferred Stock
			Series A		Series B		Common Stock
												Accumulated Other Comprehensive Loss		Total Stockholders' Equity (Deficit)
	Shares	Redemption Value	Shares	$.01 Par Value	Shares	$.01 Par Value	Shares	$.0001 Par Value	Additional Paid-in Capital	Deferred Stock-based Compensation	Stock Subscription Payable		Accumulated Deficit
Balance, December 31, 1998	—	$—	2,023,550	$20	400,000	$4	11,946,450	$1	$5,264	$(66)	$—	$—	$108	$5,331
Issuance of Series C redeemable preferred stock, net of issuance costs of $17	1,244,325	12,489	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of dividends on Series C redeemable preferred stock	—	3	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of stock options	—	—	—	—	—	—	337,435	—	70	—	—	—	—	70
Deferred stock-based compensation associated with the issuance of stock options	—	—	—	—	—	—	—	—	188	(188)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	19	—	—	—	19
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,220)	(5,220)

Balance, December 31, 1999	1,244,325	12,492	2,023,550	20	400,000	4	12,283,885	1	5,522	(235)	—	—	(5,115)	197
Exercise of stock options	—	—	—	—	—	—	1,821,192	—	455	—	—	—	—	455
Accretion of dividends on Series C redeemable preferred stock	—	544	—	—	—	—	—	—	—	—	—	—	(544)	(544)
Initial public offering of common stock, net of issuance costs of $1,482	—	—	—	—	—	—	7,500,000	1	61,292	—	—	—	—	61,293
Conversion of preferred stock to common stock	(1,244,325)	(13,036)	(2,023,550)	(20)	(400,000)	(4)	9,169,688	1	13,059	—	—	—	—	13,036
Exercise of underwriters' overallotment	—	—	—	—	—	—	1,125,000	—	9,416	—	—	—	—	9,416
Issuance of common stock pursuant to ChiCor acquisition	—	—	—	—	—	—	251,601	—	4,944	—	—	—	—	4,944
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	81	—	—	—	81
Value of warrants issued for services	—	—	—	—	—	—	—	—	3,868	—	—	—	—	3,868
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	4,254	—	41	—	—	—	—	41
Exercise of warrants to purchase common stock	—	—	—	—	—	—	785,147	—	149	—	—	—	—	149
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,175)	(24,175)

Balance, December 31, 2000	—	—	—	—	—	—	32,940,767	3	98,746	(154)	—	—	(29,834)	68,761
Exercise of stock options	—	—	—	—	—	—	1,206,992	—	3,077	—	—	—	—	3,077
Issuance of common stock pursuant to acquisitions	—	—	—	—	—	—	2,888,882	1	21,371	—	358	—	—	21,730
Issuance of common stock pursuant to asset acquistion	—	—	—	—	—	—	137,363	—	1,010	—	—	—	—	1,010
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	60	—	—	—	60
Value of Stock-based compensation	—	—	—	—	—	—	—	—	24	—	810	—	—	834
Value of warrants issued for services	—	—	—	—	—	—	—	—	800	—	—	—	—	800
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	21,886	—	196	—	—	—	—	196
Exercise of warrants to purchase common stock	—	—	—	—	—	—	5,098	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,207)	(21,207)

Balance, December 31, 2001	—	$—	—	$—	—	$—	37,200,988	$4	$125,224	$(94)	$1,168	$(5)	$(51,041)	$75,256

The accompanying notes are an integral part of these consolidated financial statements.

I-MANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash Flows from Operating Activities:
Net loss	$(5,220)	$(24,175)	$(21,207)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization	732	4,302	10,706
In-process research and development	—	2,400	3,700
Restructuring and other charges	—	—	3,280
Deferred income taxes	407	—	—
Amortization of deferred stock-based compensation	19	81	60
Deferred rent	(39)	—	115
Noncash marketing expense related to issuance of warrant	—	2,620	800
Noncash interest expense related to issuance of warrant	—	48	—
Stock compensation expense	—	—	834
Changes in current assets and liabilities net of acquisitions:
Accounts receivable	(1,981)	(5,634)	2,081
Prepaid expense and other current assets	(775)	392	(56)
Accounts payable	2,377	260	(1,554)
Accrued expenses	2,652	(524)	870
Deferred revenue	3,029	24	(1,837)

Net cash provided by (used in) operating activities	1,201	(20,206)	(2,208)

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(3,764)	(8,379)	(1,822)
Purchase of technology	—	—	(758)
Additional cash paid to acquire Chi-Cor Information Management, Inc.	—	(6,155)	(2,690)
Cash paid to acquire Vintage, Inc.	—	—	(731)
Cash paid to acquire Intersoft International, Inc.	—	—	(591)
Cash paid to acquire BCL Vision Ltd.	—	—	(4,539)
Cash paid to acquire Provato, Inc.	—	—	(3,382)
(Increase) decrease in other assets	2	(1,026)	(1,094)

Net cash used in investing activities	(3,762)	(15,560)	(15,607)

Cash Flows from Financing Activities:
Net proceeds from initial public offering and over-allotment exercise	—	70,708	—
Net proceeds from sale of Series C redeemable convertible preferred stock	12,489	—	—
Proceeds from exercise of common stock warrants	—	149	—
Payments on capital lease obligations	(34)	(41)	(77)
Proceeds from exercise of stock options	70	455	3,077
Proceeds from Employee Stock Purchase Plan	—	41	196
Bank overdraft	229	(229)	—

Net cash provided by financing activities	12,754	71,083	3,196

Effect of foreign exchange rate changes	—	—	(5)

Net Increase (Decrease) in Cash and Cash Equivalents	10,193	35,317	(14,624)
Cash and Cash Equivalents, beginning of period	5,129	15,322	50,639

Cash and Cash Equivalents, end of period	$15,322	$50,639	$36,015

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$11	$50	$43

Cash paid (refunded) during the period for taxes	$354	$(253)	$—

Supplemental Disclosure of Noncash Activities:
Conversion of preferred stock to common stock	$-	$13,060	$—

Accretion of dividends on Series C preferred stock	$3	$544	$—

Deferred stock-based compensation associated with issuance of stock options	$188	$—	$—

Issuance of common stock pursuant to cashless exercise of warrants	$—	$7,875	$100

Issuance of warrants to purchase common stock	$—	$3,868	$800

Property and equipment acquired under capital leases	$—	$173	$—

As of December 31, 2001, the Company incurred additional costs related to its acquisition of Chi-Cor Information Management, Inc. as follows:
Fair value of additional assets acquired	$—	$(13,571)	$(3,694)
Cash paid	—	6,155	2,690
Common stock issued/accrued	—	4,944	904

Liabilities assumed	$—	$(2,472)	$(100)

On January 25, 2001, the Company acquired Vintage Software, Inc. as follows:
Fair value of assets acquired	$—	$—	$(1,210)
Cash paid for acquisition	—	—	731
Common stock issued	—	—	400

Liabilities assumed	$—	$—	$(79)

On March 2, 2001, the Company acquired Intersoft International, Inc. as follows:
Fair value of assets acquired	$—	$—	$(3,322)
Cash paid for acquisition	—	—	591
Common stock issued	—	—	2,320

Liabilities assumed	$—	$—	$(411)

On April 9, 2001, the Company acquired BCL Vision Ltd. as follows:
Fair value of assets acquired	$—	$—	$(12,201)
Cash paid for acquisition	—	—	4,539
Common stock issued	—	—	6,900

Liabilities assumed	$—	$—	$(762)

On August 16, 2001, the Company acquired Provato, Inc. as follows:
Fair value of assets acquired	$—	$—	$(15,937)
Cash paid for acquisition	—	—	3,382
Common stock and warrant issued	—	—	11,208

Liabilities assumed	$—	$—	$(1,347)

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

        In July 2000, the Company completed its initial public offering (IPO) and issued 7,500,000 shares of common stock, which resulted in total net proceeds to the Company of approximately $61.3 million. In August 2000, the underwriters exercised their overallotment option for an additional 1,125,000 shares of common stock, which resulted in total net proceeds to the Company of approximately $9.4 million.

        During 2000 and 2001, the Company completed several acquisitions in order to expand its product offerings and strengthen its position in vertical markets other than the pharmaceutical industry. Each of these acquisitions has been accounted for as a purchase business combination, with the excess of the purchase price over the net assets acquired allocated to goodwill (see Note 2).

        The Company's consolidated financial statements reflect the application of certain accounting policies, as described below and elsewhere in these notes to consolidated financial statements.

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The Company recognizes software license fees upon execution of a signed license agreement and delivery of the software, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, the Company recognizes the entire fee on a percentage-of-completion basis, and includes the entire fee in product revenues. During the years ended December 31, 1999, 2000 and 2001, revenues of approximately $0, $2,425 and $3,468 resulted from fees earned under percentage-of-completion arrangements. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company provides for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

        Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed for time and materials contracts and using the percentage-of-completion method for fixed fee contracts. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, the Company provides for anticipated losses in the period in which the loss becomes known and can be reasonably estimated. To date, losses incurred on fixed fee contracts have not been significant. Training revenues are recognized as the services are provided. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, the Company allocates a portion of the total fee to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

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

(e) Depreciation and Amortization

        The Company provides for depreciation and amortization on its property and equipment as well as goodwill and other purchased intangibles using the straight-line method over the following estimated useful lives:

Description	Estimated Useful Lives
Computer software	2-3 years
Computer hardware	3 years
Furniture and equipment	5-7 years
Leasehold improvements	5 years
Goodwill	4 years
Developed technology	4 years
Assembled workforce	2 years

(f) Long-Lived Assets

        The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company recorded asset impairment charges of $3.3 million for the year ended December 31, 2001 which have been included in restructuring and other costs.

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

(h) Computer Software Developed or Obtained for Internal Use

        The Company accounts for internal-use software, in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with this statement, costs incurred during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset.

        The Company incurred significant expenditures related to the design and development of an Internet website that are accounted for under SOP 98-1. For the years ended December 31, 1999 and 2000 the Company incurred approximately $3.0 million and $8.0 million, respectively, of internal-use software development costs related to the website, of which a total of $6.7 million was capitalized primarily related to costs incurred with a third party; the remainder was charged to research and development expense. The Company began amortizing capitalized website development costs in February 2000, upon launch of the website, over its estimated useful life of two years. During 2001, the Company wrote off the remaining unamortized capitalized website development costs of $2.4 million as part of the restructuring and other charges (see Note 12).

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

        The Company had certain customers whose accounts receivable balances, including unbilled receivables, individually represented a significant percentage of total receivables at period-end, as follows:

	December 31,
	2000	2001
Customer A	28%	*
Customer B	18%	*
Customer C	12%	*

        The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:

	December 31,
	1999	2000	2001
Customer A	*	29%	12%
Customer D	11%	*	*

*
Was less than 10% of the Company's total

(j) Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the short-term nature of these instruments.

(k) Net Income (Loss) per Share

        In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of basic weighted average shares outstanding excludes unvested restricted common stock that is subject to repurchase by the Company. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock, as their effect is antidilutive. Potential common stock includes (i) incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants calculated using the treasury stock method; (ii) shares of common stock issuable upon the exchange or conversion of preferred stock and convertible debt calculated using the as-if-converted method; and (iii) unvested restricted common stock subject to repurchase by the Company. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 98, Earnings per Share in an Initial Public Offering, the Company determined that there were no nominal issuances of common stock prior to the Company's initial public offering (IPO).

        A reconciliation between the shares used to compute basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	1999	2000	2001
Weighted average common shares outstanding	12,137,097	22,119,569	35,056,396
Less—Weighted average unvested common shares outstanding	704,152	71,145	—

Basic and diluted weighted average shares outstanding	11,432,945	22,048,424	35,056,396

        The calculation of diluted net income (loss) per share excludes the following potential shares of common stock as their effect on net income (loss) per share is anti-dilutive:

	Year Ended December 31,
	1999	2000	2001
Unvested restricted common stock	704,152	71,145	0
Convertible preferred stock	6,067,421	4,885,489	0
Stock options	2,543,594	3,250,329	2,795,786
Stock warrants	164,780	103,287	11,527

	9,479,947	8,310,250	2,807,313

(l) Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

(m) Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 1999 and 2000, the Company had no material items of other comprehensive income (loss); therefore, comprehensive income (loss) for all periods presented is the same as reported net income (loss). For the year ended December 31, 2001, the Company's comprehensive loss is comprised of the currency translation adjustment of $5, and the reported net loss.

(n) Reclassifications

        Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

(2) Acquisitions

Chi-Cor Information Management, Inc.

        On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. ("Chicor") for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off a $754 outstanding bank loan, 251,601 shares of Company common stock with a fair value at the date of closing of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458. In addition, upon achievement of certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders were entitled to additional consideration of up to $6.9 million, one half of which was payable in cash and the balance payable in the form of Company stock at a derived per share value of $19.65. The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to in-process research and development, totaling $2.4 million, was based on a risk-adjusted cash flow appraisal method and represented projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the ChiCor acquisition.

        Based on the revenue and income levels realized by ChiCor during the three month periods ended December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001 and the closing price of I-many stock on those respective dates, the ChiCor shareholders were entitled to receive additional consideration valued at $1.1 million, $409, $713 and $1.3 million, respectively. The earnout amounts for the first three quarters of 2001 were paid in cash and stock prior to December 31, 2001. The additional consideration for the three-month period ended December 31, 2001 will be paid in cash and stock no later than April 30, 2002. At December 31, 2001, the stock portion of this consideration with a market value of $349 was recorded as Stock Subscription Payable and the $712 cash portion was recorded in Accrued Expenses, with the entire amount treated as additional purchase price and recorded as goodwill.

        The following is a summary of the allocation of the initial consideration in the acquisition of ChiCor:

Current assets	$756
Developed technology	3,200
Assembled workforce	300
In-process research and development	2,400
Goodwill	6,915

Total initial consideration	$13,571

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

	Year Ended December 31,
	1999	2000
	(Unaudited)
Pro forma revenues	$21,087	$38,932
Pro forma net loss	$(10,694)	$(28,086)
Pro forma net loss per share	$(0.92)	$(1.26)

        The pro forma results of operations excludes the one-time in-process research and development expense of $2.4 million for the years ended December 31, 1999 and 2000.

Vintage Software, Inc.

        On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (Vintage), a software company, which marketed a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included $433 of cash, 34,096 shares of Company common stock with a fair value of $400, $200 in earnout bonuses, and transaction costs of $98. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, Business Combinations, and the Company has consolidated the operations of Vintage beginning on the date of acquisition. No pro forma information for the period ended December 31, 2001 has been presented as this purchase was not material.

Intersoft International, Inc.

        On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. (Intersoft), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $3.2 million included $500 of cash, 115,733 shares of Company common stock with a fair value of $2.2 million, assumed liabilities of $411 and transaction costs of $99. In addition, upon achievement of certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders are entitled to additional consideration of up to $1.25 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, Business Combinations, and the Company has consolidated the operations of Intersoft beginning on the date of acquisition. No pro forma information for the period ended December 31, 2001 has been presented as this purchase was not material.

        Based on the revenue and income levels realized by Intersoft during the three-month periods ended December 31, 2001, September 30, 2001 and June 30, 2001, the Intersoft shareholders were entitled to receive additional consideration of $9, $33 and $39, respectively, to be paid in stock within 45 days of the period then ended. The consideration amount payable at December 31, 2001 of $9 was recorded as Stock Subscription Payable and treated as additional purchase price and recorded as goodwill. Any additional consideration paid to the Intersoft shareholders as a result of future quarterly earnouts will be treated as additional purchase price and recorded as goodwill.

        In the quarter ended December 31, 2001, the Company wrote-down $895 of the carrying value of goodwill related to the Intersoft acquisition in accordance with SFAS 121. (Also see Note 12.)

BCL Vision Ltd.

        On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (BCL), a provider of collection and dispute management software and services based in London, United Kingdom. The initial purchase price of $12.1 million consisted of cash of $4.0 million, 690,000 shares of Company common stock with a fair value of $6.9 million, assumed liabilities of $680 and transaction costs of $500. In addition, upon achievement of a certain revenue milestone through June 30, 2001, which was not realized, the BCL shareholders would have been entitled to additional consideration of up to $1.0 million, payable in the form of Company stock. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, Business Combinations, and the Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.1 million to the tangible and intangible assets acquired. Based on this appraisal, $952 was allocated to tangible assets and $10.2 million was allocated to goodwill and other intangible assets. The portion of the purchase price allocated to in-process research and development, totaling $1.0 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition. No pro forma information for the period ended December 31, 2001 has been presented as this purchase was not material.

Provato, Inc.

        On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. (Provato). The purchase price of $16.0 million consisted of 1,975,739 shares of the Company's common stock valued at approximately $11.2 million, a warrant to purchase 4,546 shares of the Company's stock valued at approximately $25, the assumption of approximately $1.3 million of liabilities, and $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger. In connection with the acquisition, the Company has incurred transaction costs of $1.8 million, which included approximately $1.2 million of Provato's merger-related costs. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, Business Combinations, and the Company has consolidated the operations of Provato beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $16.0 million to the tangible and intangible assets acquired. Based on this appraisal, $870 was allocated to tangible assets and $12.4 was allocated to goodwill and other intangible assets. The portion of the purchase price allocated to in-process research and development, totaling $2.7 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

        The following unaudited pro forma information as of December 31, 2000 summarizes the effect of the Provato and ChiCor acquisitions as if the acquisitions had occurred as of January 1, 2000. All other acquisitions that occurred during 2001 were insignificant and therefore excluded from the pro forma amounts below. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company acquired Provato and ChiCor on January 1, 2000, nor is it necessarily indicative of future results of operations of the combined enterprises.

	2000	2001
	(Unaudited)
Pro forma revenues	$40,973	$56,187
Pro forma net loss	(42,619)	(27,635)
Pro forma net loss per share	(1.76)	(0.76)

I-MANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(3) Details of Financial Statement Components

	December 31,
	2000	2001
Property and Equipment:
Computer software	$8,208	$2,405
Computer hardware	3,948	4,874
Furniture and equipment	1,415	1,934
Leasehold improvements	254	328

	13,825	9,541
Less—Accumulated depreciation and amortization	5,200	4,832

	$8,625	$4,709

        Included in furniture and equipment are assets with a gross value of $307 and $380 as of December 31, 2000 and 2001, respectively, pursuant to capital lease arrangements.

	December 31,
	2000	2001
Goodwill and Other Purchased Intangibles:
Goodwill	$6,915	$26,328
Developed technology	3,200	13,921
Customer list	—	1,200
Assembled workforce	300	500

	10,415	41,949
Less—Accumulated amortization	335	7,135

	$10,080	$34,814

	December 31,
	2000	2001
Accrued Expenses:
Accrued payroll and benefits	$2,402	$3,667
Accrued commissions	1,075	819
Earnout consideration	—	712
Accrued other	425	703
Accrued lease loss costs	—	556
Accrued consulting and professional fees	637	542
Current portion of capital lease obligations	59	83

	$4,598	$7,082

(4) Strategic Relationship Agreements

The Procter & Gamble Company

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

        As consideration for entering into the Agreement, the Company has designated Accenture as its preferred business integration provider for the Company's CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company's common stock as more fully described in Note 7(f).

(5) Line-of-Credit Agreement

        In April 2000, the Company entered into a revolving line-of-credit agreement with a bank whereby the Company could borrow up to $3.0 million, limited to 80% of eligible accounts receivable, as defined in the agreement. Borrowings under the line-of-credit agreement bore interest at the bank's prime rate plus 2.0% per annum and were secured by substantially all assets of the Company. Subsequent to the IPO in July 2000, the Company used a portion of the IPO proceeds to repay all amounts then outstanding under the line of credit and terminated the agreement. As consideration for entering into the line-of-credit agreement, the Company issued to the bank a warrant to purchase 11,111 shares of the Company's common stock as more fully described in Note 7(f).

(6) Redeemable Convertible Preferred Stock

        Prior to its IPO, the Company had authorized 1,250,000 shares of redeemable convertible preferred stock, all of which were designated Series C redeemable convertible preferred stock (the Series C). On December 30, 1999, the Company sold 1,244,325 shares of the Series C for aggregate proceeds of approximately $12.5 million. The Series C held certain rights and preferences, including a cumulative 8% dividend, voting rights, a liquidation preference of $10.05 per share plus accrued dividends, redemption rights, and the option to convert each share of Series C into 2.5 shares of voting common stock. In July 2000, upon the effectiveness of the Company's IPO described in Note 7(a), each share of Series C then outstanding was converted into 2.5 shares of voting common stock, or an aggregate of 3,110,813 shares. At December 31, 2000 and 2001, no shares of Series C preferred stock remain authorized or outstanding.

(7) Stockholders' Equity

(a) Initial Public Offering

        In July 2000, the Company completed an IPO of 7,500,000 shares of common stock at a per share price of $9.00. The Company received proceeds of approximately $61.3 million, net of underwriting discounts, commissions and offering expenses of approximately $6.2 million. In August 2000, the underwriters exercised their overallotment option for an additional 1,125,000 shares of common stock, for which the Company received net proceeds of approximately $9.4 million, net of underwriting discounts and commissions. Upon the effectiveness of the IPO all shares of Series A, Series B and Series C convertible preferred stock were converted into an aggregate of 9,169,688 shares of common stock. At December 31, 2000 and 2001, no shares of Series A, Series B or Series C preferred stock remain authorized or outstanding.

(b) Common Stock

        Upon its re-incorporation in March 1998, the Company effected a 25-for-1 stock split. In March 2000, the Company approved a 2.5-for-1 stock split, which was effected as a stock dividend on July 11, 2000. All share and per share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted in all periods presented to reflect these stock splits. In March 2000, the Board voted to amend the Company's authorized capital stock to include 105,000,000 shares of capital stock, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares are undesignated preferred stock, $0.01 par value per share. At December 31, 2000 and 2001, the Company had reserved 8,287,301 and 13,257,239, respectively, shares of common stock for issuance upon the exercise of stock options and warrants.

        During 1999, the Company granted 187,500 options to purchase common stock at less than fair market value to a director of the Company, for which the Company recorded deferred stock-based compensation of $188 that is being amortized over the four-year vesting period of the options.

(c) Convertible Preferred Stock

        Prior to its IPO, the Company had authorized 2,500,000 shares of convertible preferred stock with a par value of $.01 per share, of which 2,100,000 shares were designated Series A convertible preferred stock (the Series A) and 400,000 shares were designated Series B convertible preferred stock (the Series B) (collectively, the Convertible Preferred Stock). The Convertible Preferred Stock held certain rights and preferences, including dividends, voting rights, liquidation rights and the option to convert each share of Convertible Preferred Stock into 2.5 shares of voting common stock. In July 2000, upon the effectiveness of the Company's IPO described in Note 7(a), each share of Convertible Preferred Stock then outstanding was converted into 2.5 shares of voting common stock, or an aggregate of 6,058,875 shares of common stock. At December 31, 2000 and 2001, no shares of Series A or Series B Convertible Preferred Stock remain authorized or outstanding.

        The Company's Bylaws provide for and the Board of Directors and stockholders authorized 5,000,000 shares of $0.01 par value undesignated preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights, preferences, privileges and restrictions without vote or action by the stockholders.

(d) Stock Incentive Plans

        In May 1994, the Company adopted the 1994 Stock Plan (the 1994 Plan), for which 4,375,000 shares of common stock were reserved. Under the terms of the 1994 Plan, the Company may could grant nonqualified or incentive stock options, make awards of stock or authorize stock purchases by directors, officers, employees or consultants of the Company. The exercise price for option grants was to be determined by the Board of Directors but in no event would be less than (i) the fair market value of the common stock, in the case of incentive stock options, or (ii) the lesser of (a) the book value per share of the Company or (b) 10% of the fair market value of the common stock, in the case of nonqualified stock options. Option grants under the 1994 Plan would generally vest over a period of five years and terminate 10 years from the date of grant. The Board of Directors terminated the 1994 Plan in conjunction with the Stockholders' approval of the 2000 Stock Incentive Plan.

        In April 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the 1997 Plan), for which 6,250,000 shares of common stock were reserved. Under the terms of the 1997 Plan, the Company could grant nonqualified or incentive stock options, make awards of stock or authorize stock purchases by directors, officers, employees or consultants of the Company. The exercise price for option grants was to be determined by the Board of Directors but in no event would be less than (i) the fair market value of the common stock in the case of incentive stock options or (ii) the lesser of (a) the book value per share of the Company or (b) 30% of the fair market value of the common stock in the case of nonqualified stock options. Option grants under the 1997 Plan would generally vest over a period of four to five years, as determined by the Board of Directors, and expire 10 years from the date of grant. The Board of Directors terminated the 1997 Plan in conjunction with the Stockholders' approval of the 2000 Stock Incentive Plan.

        In March 2000, the Company adopted the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Option Plan. The 2000 Stock Incentive Plan provided for the grant of up to 2,500,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. All of the Company's officers, employees, directors, consultants and advisors were eligible to receive awards under the 2000 Stock Incentive Plan. The 2000 Non-Employee Director Stock Option Plan provides for the grant of up to 562,500 shares of common stock in the form of nonqualified stock options to directors who are not employees. Each non-employee director will initially be granted an option to purchase 62,500 shares of common stock; in addition, each non-employee director will receive an option to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders. The Board of Directors terminated the 2000 Stock Incentive Plan in conjunction with the Stockholder' approval of the 2001 Stock Incentive Plan.

        In April 2001, the Company adopted the 2001 Employee Stock Option Plan, which provides for the grant of up to 1,000,000 shares of common stock in the form of nonqualified stock options. All of the Company's officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Employee Stock Option Plan, with not more than 25,000 shares to be issued in the aggregate to officers or directors of the Company.

        In June 2001, the Company adopted the 2001 Stock Incentive Plan, pursuant to approval by the Company's shareholders. The 2001 Stock Incentive Plan provides for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. In addition, if any previous award under the 2001 Stock Incentive Plan or other option plans of the Company expires or is terminated, surrendered or cancelled without having been fully exercised, the unissued shares covered by any such award shall be available for grant under the 2001 Stock Incentive Plan. All of the Company's officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Stock Incentive Plan.

        The following table summarizes total common shares available for future option grants at December 31, 2001:

2000 Non-Employee Director Stock Option Plan	437,500
2001 Employee Stock Option Plan	402,216
2001 Stock Incentive Plan	2,484,321

Total available for future grant	3,324,037

        The following table summarizes stock option activity under all of the Company's stock incentive plans:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Prices
Balance, December 31, 1998	3,110,188	$0.016—1.516	$0.504
Granted	3,153,188	1.516—3.800	2.704
Exercised	(337,435)	0.016—1.200	0.208
Canceled	(370,078)	0.016—1.516	1.412

Balance, December 31, 1999	5,555,863	0.016—3.800	1.712
Granted	1,886,777	4.200—18.500	12.453
Exercised	(1,821,192)	0.016—3.000	0.249
Canceled	(336,464)	1.200—11.750	5.548

Balance, December 31, 2000	5,284,984	$0.016—18.500	5.731
Granted	6,291,854	1.960—14.250	5.789
Exercised	(1,206,991)	0.016—14.000	2.549
Canceled	(1,660,505)	1.200—18.500	7.450

Balance, December 31, 2001	8,709,342	$0.016—18.500	$5.841

Exercisable, December 31, 1998	1,648,500	$0.016—1.516	$0.048

Exercisable, December 31, 1999	1,698,020	$0.016—3.800	$0.156

Exercisable, December 31, 2000	977,661	$0.016—15.250	$3.215

Exercisable, December 31, 2001	1,380,730	$0.016—18.500	$6.692

        Additional information regarding options outstanding and exercisable as of December 31, 2001 is as follows:

			Options Exercisable
Options Outstanding
			Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Per Share		Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.016—$1.516	424,227	$1.238	6.47	184,157	$1.152
1.960—2.800	2,903,441	2.022	9.62	144,002	2.507
3.000—4.200	1,585,620	3.329	7.75	529,154	3.247
5.050—7.330	1,537,475	5.781	9.60	68,550	6.000
8.160—11.750	845,461	10.801	9.01	110,309	11.546
13.375—18.500	1,413,118	14.983	8.98	344,558	15.277

	8,709,342	$5.841	8.96	1,380,730	$6.692

        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock compensation plans. In cases where options are granted or stock is issued at a price below fair market value, the Company calculates compensation expense as the difference between the fair market value, as determined by the Board of Directors or as listed on a public exchange, and the exercise or issuance price. The Company recognizes compensation expense over the vesting term of the related option or common share. Had compensation expense for stock options been determined based on the fair value method of accounting proscribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been increased to the pro forma amounts indicated below.

	Year Ended December 31,
	1999	2000	2001
Net loss—
As reported	$(5,220)	$(24,175)	$(21,207)
Pro forma	(5,378)	(25,838)	(27,576)
Basic and diluted net loss per share—
As reported	$(0.46)	$(1.12)	$(0.60)
Pro forma	(0.47)	(1.20)	$(0.79)

        The Company's calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the period:

	Year Ended December 31,
	1999	2000	2001
Risk-free interest rates	6%	6%	4.5%
Dividend yield	—	—	—
Volatility	—	0%-85%	115%
Expected term	7 years	7 years	7 years
Weighted average fair value of options granted during the period	$0.95	$8.69	$4.30

I-MANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(e) Employee Stock Purchase Plan

        In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. The following table summarizes the number of shares and per share exercise prices for grants since the Plan's inception:

	Number of shares	Exercise price
December 2000	4,254	$9.669
June 2001	9,177	11.794
December 2001	12,709	6.885

(f) Warrants

        At December 31, 2000 and 2001, the Company had warrants outstanding at exercise prices ranging from $9.00 to $13.20, as described below.

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

        In April 2000, the Company issued warrants to purchase 11,111 shares of common stock as consideration for entering into a line-of-credit agreement with a bank, as more fully described in Note 5. The warrant is exercisable through July 2002 and has an exercise price of $9.00 per share. The Company has calculated the fair value of this warrant as $48, which has been recorded as interest expense in the accompanying consolidated financial statements. During 2001, the bank exercised 5,098 shares in a cashless transaction.

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

        In April 2001, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of any revenues generated from certain future software licenses to Accenture's clients and prospects. To date, no such warrants have been earned or paid.

        Using the Black-Scholes option pricing model and based upon an exercise price of $9.725 per share and a volatility factor of 104.6%, the Company calculated the fair value of the fully exercisable warrant to purchase 124,856 shares of common stock as approximately $800. In accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, this amount was recorded by the Company in the second quarter of 2001 as a component of sales and marketing expense. The Company will calculate and record the fair value of the warrants to purchase additional shares of common stock as sales and marketing expense as revenues from certain future software licenses to Accenture's clients and prospects are generated as set forth in the Agreement.

        In August 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. (Provato). As part of this transaction, the purchase price included a warrant to purchase 4,546 shares of the Company's stock at an exercise price of $13.20. This warrant was valued at approximately $25 using the Black-Scholes option pricing model.

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

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is recorded for all temporary differences between book and tax reporting of assets and liabilities. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of any deferred tax assets will not be realized. At December 31, 2001, the Company has available net operating losses (NOL's) of approximately $42.3 million that are available to offset future taxable income through 2020. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal

Revenue Code, there could be annual limitations on the amount of carryforwards, which can be realized in future periods. Due to the uncertainty surrounding the Company's ability to realize these NOL's and the Company's other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

        The components of the (benefit from) provision for income taxes are for the year ended December 31, 1999 as follows:

Current—
Federal	$(94)
State	(32)

(126)
Deferred—
Federal	305
State	102

407

Total (benefit) provision	$281

        There was no provision for income taxes recorded in the years ended December 31, 2000 and 2001.

        The approximate income tax effect of each type of temporary difference and carryforwards is as follows:

	December 31,
	2000	2001
Net operating loss carryforwards	$12,052	$14,569
Cash to accrual adjustment	203	200
Nondeductible reserves and accruals	333	271
Capitalized software development costs	(1,591)	(1,591)
Nondeductible amortization of purchased intangibles	(1,400)	(1,400)
Less—Valuation allowance	(9,597)	(12,049)

Net deferred tax asset	$—	$—

        A reconciliation of the federal statutory rate to the effective rate is as follows:

	Year Ended December 31,
	1999	2000	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(8.0)	(6.1)	(2.2)
Nondeductible amortization	—	0.6	11.1
In-process research and development	—	4.0	6.2
Increase in valuation allowance	48.2	35.6	14.1
Other	(0.5)	(0.1)	4.8

Effective rate	5.7%	—%	—%

(9) Commitments

        The Company leases its facilities under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. The current portion of capital lease obligations is included in accrued expenses in the Company's consolidated balance sheet. Future minimum lease commitments under all noncancelable leases at December 31, 2001 are approximately as follows:

	Operating Leases	Capital Leases
Year ending December 31,
2002	$2,071	$93
2003	1,871	88
2004	838	29
2005	582	—
2006	595	—
Thereafter	2,496	—

Total minimum lease payments	8,453	210

Less—Amount representing interest		22

Present value of minimum lease payments		188
Less—Current portion of capital lease obligations		83

Capital lease obligations, net of current portion		105

        Total rent expense was approximately $409, $829 and $1,413 for the years ended December 31, 1999, 2000 and 2001, respectively.

(10) Segment Disclosure

        The Company measures operating results as three reportable segments, each of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that market to separate and distinct industry groups: (i) life sciences, which includes pharmaceutical manufacturers, (ii) consumer packaged goods and food services, and (iii) other industries. The following tables reflect the results of the segments consistent with the company's management system.

For the year ended December 31, 2001:	Life Science	Consumer Packaged Goods & Food Services	Other	Segment Totals
Revenues	$44,919	$9,879	$1,273	$56,071
Depreciation and amortization	4,150	3,996	2,635	10,781
Segment loss	(8,587)	(3,863)	(8,757)	(21,207)
Segment assets	54,587	15,612	21,772	91,971
Expenditures for segment assets	1,585	179	58	1,822
For the year ended December 31, 2000:	Life Science	Consumer Packaged Goods & Food Services	Other	Segment Totals
Revenues	$36,148	$319	$—	$36,467
Depreciation and amortization	4,052	334	—	4,386
Segment loss	(21,147)	(3,028)	—	(24,175)
Segment assets	74,745	10,643	—	85,388
Expenditures for segment assets	8,379	—	—	8,379
For the year ended December 31, 1999:	Life Science	Consumer Packaged Goods & Food Services	Other	Segment Totals
Revenues	$19,411	$—	$—	$19,411
Depreciation and amortization	751	—	—	751
Segment loss	(5,223)	—	—	(5,223)
Segment assets	27,182	—	—	27,182
Expenditures for segment assets	3,764	—	—	3,764

        Intersegment revenues, interest revenue, interest expense, other significant noncash items, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, unusual items and extraordinary items that are attributable to the segments do not have a significant effect on the financial results of the segments.

Geographic Information:

	Revenue*			Long-lived Assets
	1999	2000	2001	1999	2000	2001
United States	100%	99%	98%	$4,074	$19,764	$33,347
United Kingdom	**	**	**	—	—	8,505
Other	**	**	**	—	—	—

Total	100%	100%	100%	$4,074	$19,764	$41,852

*
Revenues are attributed to countries based on location of customer.

**
Revenues were less than 1%.

(11) Valuation and Qualifying Accounts

        A rollforward of the Company's allowance for doubtful accounts is as follows:

Balance at December 31, 1999	$550
Additions	350
Write-offs	(134)

Balance at December 31, 2000	766
Additions	26
Write-offs	(35)

Balance at December 31, 2001	$757

(12) Restructuring and Other Charges

        In the quarter ended September 30, 2001, the Company recorded a $3.0 million charge in connection with a restructuring of the Company's operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge is $2.4 million, which was the net carrying value of the Company's internet portal, $540 in severance costs, and $108 in facility lease costs. In abandoning its internet portal, the Company has ceased all support of the portal site, discontinued all related development, and eliminated or reassigned all personnel previously assigned to the project. The balance of the severance and related charges were incurred in association with the Company's decision to restructure certain of its operations in order to improve workforce efficiencies.

        In the quarter ended December 31, 2001, the Company recorded $1.7 million in charges in connection with the closing of its Oakland, California office and a write-down in value of certain intangible assets. Included in the $1.7 million charge is $368 in severance costs, $445 in facility lease and related costs, and a write-down $895 of the carrying value of goodwill related to the Intersoft acquisition.

        As of December 31, 2001, $868 in restructuring charges is accrued and unpaid, consisting of $240 in severance costs and $628 in facility lease and related costs.

(13) Subsequent Events

(a) Private Placement

        On February 20, 2002, the Company completed a private placement of its common stock and preferred stock, issuing 1,100,413 shares of its common stock at a price of $7.27 per share and 1,700 shares of redeemable convertible preferred stock at a purchase price of $10,000 per share. The preferred stock has no dividends or coupon, no liquidation preference and no financial covenants. The Company received proceeds of approximately $7.7 million, net of commissions and other fees, from the sale of the common stock. The proceeds of $17.0 million related to the issuance of preferred stock are being held in escrow pending conversion or redemption of the shares of preferred stock.

        The preferred stock is convertible into common stock at a price equal to the higher of (i) a floor price set by the Company, currently set at $7.00 a share, and (ii) a conversion price equal to the greater of $8.72 per share (but see below) or 80% of the average price of the Company's stock, measured over a 20-day period following the effectiveness of a registration statement. However, the conversion price of the preferred stock will not exceed 93% of the average price of the Company's stock, measured over the same 20-day period following the effectiveness of a registration statement. Also, the Company has the right to establish a new floor price above $7.00. In the event that the preferred stock is not converted into common stock by the date set for conversion, expected to be on or about August 2, 2002, the shares of preferred stock will be redeemed and the proceeds held in escrow will be refunded to the investors.

        In addition, the Company granted the investors certain common stock purchase warrants, consisting of a warrant exercisable for 180 days after the closing to purchase up to an additional 165,062 shares at an exercise price of $7.27 per share, and a seven-year warrant to purchase up to an additional 165,062 shares at an exercise price of $7.50 per share. If the preferred stock is converted into common stock, the Company will grant a seven-year common stock warrant to purchase up to a number of additional shares equal to 15% of the shares of common stock received on conversion, at an exercise price equal to 120% of the conversion price.

(b) Acquisition of NetReturn, LLC.

        On March 12, 2002, the Company acquired substantially all the assets of NetReturn, LLC, a Connecticut limited liability company located in Fairfield, Connecticut, for a purchase price of up to $5.3 million. The primary asset acquired was NetReturn's library of software applications and tools. The initial consideration of approximately $3.3 million consisted of $500 of cash, 429,017 shares of the Company's common stock with a fair value at the time of acquisition of $2.7 million and estimated transaction costs of $100. In addition, upon achievement of certain revenue milestones through March 31, 2003, the NetReturn shareholders are entitled to additional consideration of up to $2 million, payable in cash or stock at the Company's election. The acquisition will be accounted for as a purchase business combination in accordance with APB Opinion No. 16, Accounting for Business Combinations. The Company will consolidate the operating results of NetReturn beginning on the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        See the information set forth in the section entitled "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001 (the "2002 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
DOCUMENTS FILED AS A PART OF THIS REPORT

1.
Consolidated Financial Statements

        The consolidated financial statements listed below together with the report thereon of the independent auditors dated January 24, 2002 are included in this report in Item 8 and is incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 2000 and 2001

        Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

        Notes to Consolidated Financial Statements

2.
Exhibits Required to be filed by Item 601 of Regulation S-K

        The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b)
REPORTS ON FORM 8-K

        On October 30, 2001, we filed a current report of Form 8-K/A pursuant to Items 2 and 7 thereof, reporting the audited financial statements and pro forma financial information for the acquisition of Provato, Inc. On February 28, 2002, we filed a current report of Form 8-K pursuant to Item 5 thereof, reporting the terms of a private placement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.
By:	/s/ A. LEIGH POWELL A. Leigh Powell Chief Executive Officer & Director Date: March 25, 2002
By:	/s/ KEVIN COLLINS Kevin Collins Chief Financial Officer and Treasurer Date: March 25, 2002

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Leigh Powell and Kevin Collins, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. LEIGH POWELL A. Leigh Powell	Chief Executive Officer, President and Director (principal executive officer)	March 25, 2002
/s/ KEVIN COLLINS Kevin Collins	Chief Financial Officer and Treasurer (principal financial officer)	March 25, 2002
/s/ WILLIAM F. DOYLE William F. Doyle	Director	March 25, 2002
/s/ KARL NEWKIRK Karl Newkirk	Director	March 25, 2002
/s/ MURRAY B. LOW Murray B. Low	Director	March 25, 2002
E. David Hetz	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1(i)(1)	Amended and Restated Certificate of Incorporation
3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate for shares of common stock
4.2(1)(2)	Description of capital stock (contained in the Certificate of Incorporation filed as filed in Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))
10.1(1)	1994 Stock Plan
10.2(1)	1997 Stock Option/Incentive Plan
10.3(1)	2000 Stock Incentive Plan
10.4(1)	2000 Non-Employee Director Stock Option Plan
10.5(3)	2001 Stock Incentive Plan
10.6	2001 Employee Stock Plan
10.7(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey
10.8(1)	Lease agreement, dated September 30, 1998, between Registrant and Metro Four Associates Limited Partnership regarding premises at 379 Thornall Street, Suite 406, Edison, New Jersey
10.9(1)	Lease agreement, dated September 25, 1997, between Registrant and Hega Realty Trust regarding premises at 537 Congress St., Portland, Maine
10.10(1)	Lease agreement, dated May 24, 1996, between Registrant and Hega Realty regarding premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.11(1)	First Amendment, dated February 8, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.12(1)	Second Amendment, dated May 27, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.13(1)	Third Amendment, dated March 13, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.14(1)	Fourth Amendment, dated April 5, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.15(4)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell
10.16	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002
10.17(5)	Employment agreement, dated July 1, 2001, between Registrant and Terrence Nicholson
10.18(5)	Employment agreement, dated July 1, 2001, between Registrant and Timothy Curran
10.19(5)	Employment agreement, dated as of July 1, 2001, between Registrant and Kevin Collins
10.20(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.21(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000
10.22(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000
10.23(6)	Warrant issued to Accenture LLP, dated April 11, 2001
10.24(7)	Agreement and Plan of Merger and Reorganization, dated as of November 3, 2000, by and among the Registrant, Cimian Corporation, Chi-Cor Information Management, Inc. and certain stockholders
10.25(8)	Share Purchase Agreement, dated as of April 9, 2001 among the Registrant and the stockholders of, I-many International Limited (formerly BCL Vision Ltd.)

10.26(9)	Amended and Restated Agreement and Plan of Merger, dated as of June 26, 2001, by and among the Registrant, Lunalight, Inc., a wholly-owned subsidiary of the Registrant, and Provato, Inc.
10.27(2)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.
10.28(2)	Registration Rights Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.
21.1	Subsidiaries of the Registrant
23.1	Consent of Arthur Andersen LLP
24.1	Power of Attorney of Directors (see signature page)
99.1	Letter to the Commission Pursuant to Temporary Note 3T

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)
Incorporated by reference to the Registrant's Form 8-K filed on February 28, 2002

(3)
Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(4)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(8)
Incorporated by reference to the Registrant's Form 8-K filed on April 24, 2001

(9)
Incorporated by reference to the Registrant's Form 8-K filed on August 30, 2001

QuickLinks

I-MANY, INC. FORM 10-K DECEMBER 31, 2001
TABLE OF CONTENTS
PART I
PART II
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
I-MANY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
I-MANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
I-MANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
I-MANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)
I-MANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)
I-MANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS