Form 10-K/A
period 2001-12-31
I MANY INC
filed 2002-04-30
CIK 1104017

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________


                       Commission file number: 000-30883

                               -----------------

                                 I-MANY, INC.
            (Exact name of registrant as specified in its charter)
                      Delaware                 01-0524931
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

              537 Congress Street, 5th         04101-3353
               Floor, Portland, Maine
                (Address of principal          (Zip Code)
                 executive offices)

                                (207) 774-3244
            (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:


                                        Name of Exchage on Which
                   Title of Class              Registered:
                   --------------              -----------
              Common Stock, $0.0001 par
                        value            Nasdaq National Market

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2002, 39,008,933 shares of the registrant's common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock in the Nasdaq National Market on March 15, 2002) was approximately $238 million.
================================================================================

                               EXPLANATORY NOTE

   The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company's Form 10-K as originally filed on March 25, 2002.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   In addition to the following information, see the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

Directors

   The following list sets forth the names of the nominees for election as directors of the Company at the annual meeting of stockholders on May 30, 2002 (the "Annual Meeting") and also contains, as to each nominee, certain biographical information, a brief description of principal occupation and business experience, and certain other information. This information has been furnished by the respective individuals.

   WILLIAM F. DOYLE, age 39, has served as a director since December 1999 and as chairman of our board from December 1999 until April 2001. He has been a partner of Insight Capital Partners, a venture capital firm, since November 1999. From November 1995 to November 1999, Mr. Doyle was vice president, licensing and acquisition and a member of the Consumer Pharmaceutical and Professional Group Operating Committee of Johnson & Johnson. From June 1996 to November 1999, Mr. Doyle served as a director of Johnson & Johnson Development Corporation, Johnson & Johnson's venture capital subsidiary. From 1992 to 1995, Mr. Doyle was a manager at McKinsey & Co., a management consulting firm. Mr. Doyle holds an M.B.A. from Harvard Business School and an S.B. from the Massachusetts Institute of Technology.

   MURRAY B. LOW, age 49, has served as a director since October 2000. Professor Low has been a professor at Columbia Business School since 1990. Professor Low also has been Associate Professor and Executive Director of the Eugene M. Lang Center for Entrepreneurship at Columbia Business School since it was established in July 2000. Since January 1996, he also has been president of Low & Associates, a consulting firm. Professor Low received a Ph.D. in Entrepreneurial Management from the University of Pennsylvania.

   KARL E. NEWKIRK, age 61, has served as a director since February 2002. Mr. Newkirk was a partner at Accenture LLP (formerly Andersen Consulting) from 1972 through December 2001. He currently sits on the boards of directors of Flamenco Networks, See Beyond Technology Corp. and Acero, Inc., all privately held companies. He also serves as the Vice Chairman of Acero, Inc. Mr. Newkirk graduated from Case Institute of Technology with a degree in Industrial Engineering and subsequently received his MBA from Case Western Reserve University.

   A. LEIGH POWELL, age 40, has served as our president and chief executive officer since July 1999 and has been a director since February 2000. In April 2001, Mr. Powell was elected as chairman of the Board of Directors. From February 1998 to July 1999, Mr. Powell served as our vice president of marketing and as our chief operating officer. From January 1997 to February 1998, he served as vice president of business alliances for Think Systems/I2 Technologies, a supply-chain software company. From January 1996 to January 1997, Mr. Powell worked as a vice president for American Software, a supply-chain software company. From March 1985 to December 1995, Mr. Powell worked as a business consultant for Andersen Consulting, a management consulting firm. Mr. Powell received his M.B.A. and B.S. from Virginia Polytechnic Institute and State University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the directors, executive officers and the holders of more than 10% of the Common Stock of the Company to file with the SEC initial reports of ownership of the Company's Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of reports filed by reporting persons of the Company or written representations from certain reporting persons that no Form 5 filing was required for such person, the Company believes that during fiscal 2001 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act, except that Mr. Terrence Nicholson inadvertently failed to file a Form 4 report for the sale of 18,953 shares of common stock pursuant to a stock option exercise in May 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation and Related Information

   The following table sets forth the total compensation paid by I-many for services rendered by our Chief Executive Officer during the fiscal years ended December 31, 2001 and 2000, as well as our three other executive officers (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                           Compensation
                                                                           ------------
                                                                            Securities
                                             Annual Compensation (1)        Underlying
                                       --------------------------------     ----------
                                                                 Other                   All Other
  Name and Principal Position     Year  Salary    Bonus       Compensation Options (#)  Compensation
  ---------------------------     ---- -------- ----------    ------------ -----------  ------------
A. Leigh Powell.................. 2001 $250,000 $1,057,475(2)    $4,865(3)   396,416       $3,462(4)
  Chairman, President and Chief   2000 $220,000 $  169,475           --      221,250           --
  Executive Officer
Terrence M. Nicholson............ 2001 $181,000 $  101,229       $4,806(3)   246,928       $3,462(4)
  Chief Operating Officer         2000 $165,000 $   82,867           --      175,000           --
Timothy P. Curran................ 2001 $165,000 $   78,446       $3,266(3)   216,399       $3,462(4)
  Executive Vice                  2000 $142,011 $   35,758           --      150,000           --
  President, Sales
Kevin F. Collins (5)............. 2001 $ 98,053         --       $2,570(3)   185,000       $3,092(4)
  Chief Financial Officer

--------
(1) Excludes certain perquisites and other benefits, the amount of which did not exceed either $50,000 or 10% of the employees' total salary and bonus.

(2) Consists of a cash bonus of $319,475 and an award of 100,000 unrestricted shares of common stock issued on February 1, 2002 for 2001 performance.

(3) Consists of Company contributions to 401(k) Plan.

(4) Consists of car allowance.

(5) Mr. Collins joined the Company in May 2001.

Option Grants in Last Fiscal Year

   The following table sets forth certain information with respect to stock options granted during the fiscal year ended December 31, 2001 to each of the executive officers named in the Summary Compensation Table above, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation from date of grant of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of our future stock price. Actual gain, if any, on stock options that are exercised will depend on the future performance of our common stock.

   We granted the options listed below at an exercise price equal to the fair market value of our common stock, as determined by our Board of Directors, on the date of grant. The options become exercisable as to 25% of the underlying shares upon the first anniversary of the date of grant and an additional 25% per year thereafter. The options generally expire on the earlier of 10 years from the date of grant or three months after termination of employment.

                                                                      Potential Realized
                                                                       Value at Assumed
                                                                     Annual Rates of Stock
                                                                      Price Appreciation
                               Individual Grants                        for Option Term
                      -----------------------------------            ---------------------
                       Number of
                      Securities   % of Total   Exercise
                      Underlying     Options    Price Per
                        Options    Granted to     Share   Expiration
        Name          Granted (#) Employees (1)  ($/Sh)      Date      5%($)     10%($)
        ----          ----------- ------------- --------- ---------- --------  ----------
A. Leigh Powell......    40,263        0.7%      $14.00    1/22/11   $354,500  $  898,340
                        356,153        5.8%      $ 1.96    9/27/11   $439,010  $1,112,498
Terrence M. Nicholson     9,663        0.2%      $14.00    1/22/11   $ 85,079  $  215,599
                         15,000        0.2%      $11.30    4/17/11   $106,599  $  270,132
                        222,265        3.6%      $ 1.96    9/27/11   $273,974  $  694,279
Timothy P. Curran....     8,858        0.1%      $14.00    1/22/11   $ 77,991  $  197,638
                         15,000        0.2%      $11.30    4/17/11   $106,599  $  270,132
                        192,541        3.1%      $ 1.96    9/27/11   $237,335  $  601,431
Kevin F. Collins.....    75,000        1.2%      $ 7.33    7/19/11   $345,738  $  876,137
                        110,000        1.8%      $ 1.96    9/27/11   $135,591  $  343,602

--------
(1) The percentage of total options granted to employees during the fiscal year ended December 31, 2001 is based upon options to purchase an aggregate of 6,141,854 shares of common stock granted under our option plans.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

   The following table provides information concerning the exercise of options to purchase common stock by our Named Executive Officers during fiscal 2001 and the number and value of unexercised stock options held by these executive officers as of December 31, 2001. The value of unexercised in-the-money options is based on a per share market value of $9.65, the closing price of our stock at December 31, 2001 as reported by the Nasdaq National Market, less the applicable per share exercise price, multiplied by the number of shares issuable upon exercise of the option.

                                                  Number of Unexercised     Value of Unexercised
                                                       Options at           In-the-Money Options
                                                  December 31, 2001 (#)   at December 31, 2001 ($)
-                                               ------------------------- -------------------------
                         Shares
                      Acquired on     Value
        Name          Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
        ----          ------------ ------------ ----------- ------------- ----------- -------------
A. Leigh Powell......   367,500     $4,034,109    213,699     1,027,842   $1,220,281   $7,074,491
Terrence M. Nicholson    30,000     $  436,805     85,248       432,765   $  216,762   $2,116,480
Timothy P. Curran....    50,000     $  755,826     53,519       360,666   $   95,155   $1,849,396
Kevin F. Collins.....        --             --         --       185,000           --   $1,019,900

Employment Contracts and Change of Control Arrangements

   A. LEIGH POWELL. Under an employment letter agreement dated July 27, 1999, Mr. Powell received a base annual salary of $200,000, and was entitled to a bonus of not less than $100,000 based on achieving certain minimum performance goals. In October 2000, we entered into a new employment agreement with Mr. Powell, under which his base annual salary was increased to $250,000. During the term of his employment, Mr. Powell will participate in a discretionary, performance-based bonus program, the terms of which shall be determined by the Board of Directors or the Executive Compensation Committee. On January 1, 2002 and 2003, Mr. Powell is entitled to receive direct stock grants of 100,000 shares of our company stock if our stock price reaches certain defined minimums. In addition, Mr. Powell is entitled to receive a direct stock grant of 100,000 shares provided he is employed in good standing by us on January 1, 2003, or if he is terminated other than for cause at any time prior to January 1, 2003. Mr. Powell is entitled to severance pay equal to nine months of his base salary if he is terminated other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 100% of his then unvested options will vest at that time, provided that the Board of Directors may prevent such acceleration in certain circumstances.

   TERRENCE NICHOLSON. In July 2001, we entered into an employment agreement with Mr. Nicholson, our chief operating officer. Under the agreement, which provides that Mr. Nicholson is employed on a "at will" basis, he receives a base salary of $181,000 per year. During the term of his employment, Mr. Nicholson will participate in a performance-based bonus program that is partially discretionary, the terms of which shall be determined by Mr. Powell. Mr. Nicholson is entitled to severance pay equal to six months of his base salary if he is terminated other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 50% of his then unvested options will vest at that time, and the remaining unvested options will vest if his employment is terminated or his compensation is reduced during the following 12 months, provided that the Board of Directors may prevent such acceleration in certain circumstances.

   TIMOTHY P. CURRAN. In July 2001, we entered into an employment agreement with Mr. Curran, our Executive Vice President of Sales. Under the agreement, which provides that Mr. Curran is employed on a "at will" basis, he receives a base salary of $170,000 per year. During the term of his employment, Mr. Curran will participate in a performance-based bonus program that is partially discretionary, the terms of which shall be determined by Mr. Powell. Mr. Curran is entitled to severance pay equal to six months of his base salary if he is terminated other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 50% of his then unvested options will vest at that time, and the remaining options will vest if his employment is terminated or his compensation is reduced during the following 12 months, provided that the Board of Directors may prevent such acceleration in certain circumstances.

   KEVIN F. COLLINS. In July 2001, we entered into an employment agreement with Mr. Collins, our chief financial officer. Under the agreement, which provides that Mr. Collins is employed on a "at will" basis, he receives a base salary of $175,000 per year. During the term of his employment, Mr. Collins will participate in a performance-based bonus program that is partially discretionary, the terms of which shall be determined by Mr. Powell. Mr. Collins is entitled to severance pay equal to six months of his base salary if he is terminated other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 50% of his then unvested options will vest at that time, provided that the Board of Directors may prevent such acceleration in certain circumstances.

Compensation of Directors

   We compensate our non-employee directors through the 2000 Non-Employee Director Stock Option Plan, adopted by our directors in March 2000 and approved by our stockholders in May 2000. The directors' stock option plan provides to each director who is not an employee of I-many or its subsidiaries or an affiliate of an institutional investor that owns shares of our common stock, at the time he is first appointed or elected to the Board of Directors, an option to purchase 62,500 shares of common stock. On the date of each annual meeting of stockholders, each such director receives an option to purchase 25,000 shares of common stock. All options granted under the directors' stock option plan vest in three equal annual installments beginning on the first anniversary of the option grant date. Generally, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable only by the optionee during his or her lifetime. The exercise price of all options will be the fair market value of the shares of common stock on the date of grant, and the term of each option may not exceed ten years. Unless terminated sooner by the Board of Directors, the directors' stock option plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. During 2001, options to acquire an aggregate of 100,000 shares of common stock were also granted to two non-employee directors who were affiliates of institutional investors that own shares of our common stock. The weighted average exercise price of these options was $1.96 per share.

   In addition to the foregoing, the Company pays $2,000 to each non-employee director for each meeting attended, plus expenses.

Compensation Committee Interlocks and Insider Participation

   Mr. Powell is the Chief Executive Officer of the Company. No other member of the Compensation Committee or the Executive Compensation Committee was at any time during the fiscal year ended December 31, 2001 an officer or employee of the Company nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

   None of the Company's executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee or Executive Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The following table sets forth certain information concerning beneficial ownership of our outstanding common stock as of April 10, 2002 by:

    . each shareholder that we know is the beneficial owner of more than 5% of our common stock;

    .  each of our directors;

    .  each executive officer named in the Summary Compensation Table; and

    .  all directors and executive officers as a group.

   Information with respect to "beneficial ownership" shown in the table below is based on information supplied by the respective beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned by a particular beneficial owner, the shares of common stock deemed outstanding include 40,265,374 shares outstanding as of April 10, 2002 plus all common stock issuable on exercise of options within 60 days of that date held by the particular beneficial owner ("Presently Exercisable Options"). Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each beneficial owner is c/o I-many, Inc., 537 Congress Street, 5/th/ Floor, Portland, Maine 04101.

                                                                  Shares     Percentage
                                                               Beneficially Beneficially
Name of Beneficial Owner                                          Owned        Owned
------------------------                                       ------------ ------------
Five Percent Owners
Van Wagoner Capital Management, Inc. (1)(2)...................  4,095,300       10.2%
  345 California Street, Suite 2450
  San Francisco, CA 94104
Chilton Investment Company, Inc. (1)(3).......................  2,493,500        6.2%
  1266 East Main Street, 7/th/ Floor
  Stamford, CT 06902
Zurich Scudder Investment, Inc. (1)(4)........................  2,389,811        5.9%
  345 Park Avenue
  New York, NY 10154
Non-Employee Directors
William F. Doyle (5)..........................................    168,751          *
Murray B. Low (5).............................................     29,168          *
Karl E. Newkirk...............................................         --         --
Executive Officers
A. Leigh Powell (6)...........................................    597,001        1.5%
Terrence M. Nicholson (5).....................................     91,413          *
Timothy P. Curran (5).........................................     75,108          *
Kevin F. Collins (5)..........................................         --         --
All Executive Officers and Directors as a Group (7 people) (7)    961,441        2.3%

--------
* Indicates less than one percent.

(1) Reported by the investor on Schedule 13G as most recently filed with the Securities and Exchange Commission.

(2) Consist of 4,095,300 shares for which the investor claims sole dispositive power and 0 shares for which the investor claims sole voting power. Van Wagoner Funds, Inc. claims beneficial ownership of, and sole voting power over, 3,877,300 of these shares.

(3) Consists of 2,493,500 shares for which the investor claims sole dispositive power, as to which the investor claims sole voting power with respect to 2,481,025 shares.

(4) Consists of 2,389,811 shares for which the investor claims sole dispositive power, as to which the investor claims sole voting power with respect to 1,678,983 shares.

(5) Consists entirely of shares issuable upon exercise of Presently Exercisable Options.

(6) Includes 394,701 shares issuable upon exercise of Presently Exercisable Options.

(7) Includes 759,141 shares issuable upon exercise of Presently Exercisable Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There were no transactions during 2001 to which I-many was a party, in which the amount involved exceeded $60,000 and in which any director or executive officer of I-many, any 5% stockholder, or any member of the immediate family of any of those persons were involved.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                               I-MANY, INC.

                                               By:     */S/ A. LEIGH POWELL
                                                   -----------------------------
                                                          A. Leigh Powell
                                                     Chief Executive Officer &
                                                             Director
                                                       Date: April 30, 2002


                                               By:     /S/ KEVIN F. COLLINS
                                                   -----------------------------
                                                         Kevin F. Collins
                                                    Chief Financial Officer and
                                                             Treasurer
                                                       Date: April 30, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

    */S/ A. LEIGH POWELL      Chief Executive Officer,      April 30, 2002
-----------------------------   President and Director
       A. Leigh Powell

    /S/ KEVIN F. COLLINS      Chief Finanical Officer and   April 30, 2002
-----------------------------   Treasurer
        Kevin Collins

    */S/ WILLIAM F. DOYLE     Director                      April 30, 2002
-----------------------------
      William F. Doyle

    */S/ KARL E. NEWKIRK      Director                      April 30, 2002
-----------------------------
       Karl E. Newkirk

     */S/ MURRAY B. LOW       Director                      April 30, 2002
-----------------------------
        Murray B. Low


*By:   /s/ KEVIN F. COLLINS
     -------------------------
         Kevin F. Collins
         Attorney-in-Fact