Form 10-Q
period 2002-03-31
I MANY INC
filed 2002-05-15
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

                  or

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

                               537 Congress Street
                                   5/th/ Floor
                           Portland, Maine 04101-3353
                    (Address of principal executive offices)

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

                                    Yes     X       No _______
                                          ------

On May 9, 2002, 40,318,332 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

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

                                  I-MANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                             PAGE
                                                                                                  ----
     Item 1.    Financial Statements

                Consolidated Balance Sheets as of March 31, 2002 and
                December 31, 2001 ...........................................................       4

                Consolidated Statements of Operations for the three months
                ended March 31, 2002 and 2001 ...............................................       5

                Consolidated Statements of Cash Flows for the three months
                ended March 31, 2002 and 2001 ...............................................       6

                Notes to Consolidated Condensed Financial Statements ........................       8

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...................................................      14

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..................      24

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings ...........................................................      25

     Item 2.    Changes in Securities and Use of Proceeds ...................................      25

     Item 3.    Defaults upon Senior Securities .............................................      25

     Item 4.    Submission of Matters to a Vote of Security Holders .........................      25

     Item 5.    Other Information ...........................................................      25

     Item 6.    Exhibits and Reports on Form 8-K ............................................      26

                Signatures ..................................................................      26

                Exhibit Index ...............................................................      27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          I-MANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  March 31,       December 31,
                                                                                     2002             2001
                                                                                    ------           ------
ASSETS                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                    $  41,138         $  36,015
     Restricted cash                                                                 17,000                 -
     Accounts receivable, net of allowance                                           15,317            13,412
     Prepaid expenses and other current assets                                          972               692
                                                                                  ---------         ---------
         Total current assets                                                        74,427            50,119
Property and Equipment, net                                                           4,558             4,709
Other Assets                                                                          2,301             2,329
Goodwill and Other Purchased Intangibles                                             45,637            34,814
                                                                                  ---------         ---------
         Total assets                                                             $ 126,923         $  91,971
                                                                                  =========         =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   2,373         $   2,207
     Accrued expenses                                                                 9,004             7,082
     Deferred revenue                                                                 7,277             7,206
                                                                                  ---------         ---------
         Total current liabilities                                                   18,654            16,495
Capital Lease Obligations, net of current portion                                        78               105
Deferred Rent                                                                            72               115
Commitments and Contingencies
Series A Redeemable Convertible Preferred Stock                                      17,000                 -
                                                                                  ---------         ---------
Stockholders' Equity:
     Undesignated preferred stock, $.01 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 0 shares                                                -                 -
     Common stock, $.0001 par value - -
         Authorized - 100,000,000 shares
         Issued and outstanding - 40,265,374 and 37,200,988 shares
             at March 31, 2001 and December 31, 2001, respectively                        4                 4
     Additional paid-in capital                                                     144,030           125,224
     Deferred stock-based compensation                                                  (82)              (94)
     Stock subscription payable                                                           4             1,168
     Accumulated other comprehensive income (loss)                                       14                (5)
     Accumulated deficit                                                            (52,851)          (51,041)
                                                                                  ---------         ---------
         Total stockholders' equity                                                  91,119            75,256
                                                                                  ---------         ---------
         Total liabilities and stockholders' equity                               $ 126,923         $  91,971
                                                                                  =========         =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          I-MANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                                  Three months
                                                                                                 ended March 31,
                                                                                               2002          2001
                                                                                               ----          ----
Net Revenues:
   Product                                                                                  $   8,525     $   8,481
   Services                                                                                     6,490         7,330
                                                                                            ---------     ---------
        Total net revenues                                                                     15,015        15,811

Cost of revenues                                                                                3,547         4,902
                                                                                            ---------     ---------
Gross profit                                                                                   11,468        10,909

Operating expenses:
   Sales and marketing                                                                          5,286         5,142
   Research and development                                                                     3,957         3,497
   General and administrative                                                                   1,436         1,966
   Depreciation                                                                                   591         1,366
   Amortization of goodwill and other intangible assets                                         1,043           847
   In-process research and development                                                          1,000             -
                                                                                            ---------     ---------
        Total operating expenses                                                               13,313        12,818
                                                                                            ---------     ---------
Loss from operations                                                                           (1,845)       (1,909)

Other income, net                                                                                  35           620
                                                                                            ---------     ---------
Net loss                                                                                    $  (1,810)    $  (1,289)
                                                                                            =========     =========

Basic and diluted net loss per common share                                                 $   (0.05)    $   (0.04)
                                                                                            =========     =========
Weighted average shares outstanding                                                            37,984        33,095
                                                                                            =========     =========

The accompanying notes are an integral part of these financial statements

                          I-MANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ---------------------------
                                                                                             2002            2001
                                                                                             ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                                $ (1,810)       $ (1,289)
   Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization                                                            1,620           2,188
     In-process research and development                                                      1,000              --
     Amortization of deferred stock-based compensation                                           12              25
     Deferred rent                                                                              (44)             --
     Changes in current assets and liabilities net of acquisitions:
      Accounts receivable                                                                    (1,855)           (489)
      Prepaid expense and other current assets                                                 (241)           (390)
      Accounts payable                                                                          166            (861)
      Accrued expenses                                                                       (1,333)            752
      Deferred revenue                                                                           34             669
                                                                                           --------        --------
       Net cash provided by (used in) operating activities                                   (2,451)            605
                                                                                           --------        --------
Cash Flows from Investing Activities:
   Purchases of property and equipment, net                                                    (227)           (963)
   Additional cash paid to acquire Chi-Cor Information Management, Inc.                          --            (766)
   Cash paid to acquire Vintage Software, Inc.                                                   --            (731)
   Cash paid to acquire Intersoft International, Inc.                                            --            (591)
   Additional cash paid to acquire BCL Vision, Ltd.                                             (40)             --
   Cash paid to acquire Net Return, LLC                                                        (634)             --
   Cash paid to acquire Menerva Technologies, Inc.                                             (331)             --
   (Increase) decrease in other assets                                                           31            (133)
                                                                                           --------        --------
       Net cash used in investing activities                                                 (1,201)         (3,184)
                                                                                           --------        --------
Cash Flows from Financing Activities:
   Net proceeds from private placement sale of common stock                                   7,437              --
   Payments on capital lease obligations                                                        (27)            (12)
   Proceeds from exercise of stock options                                                    1,346             581
                                                                                           --------        --------
       Net cash provided by financing activities                                              8,756             569
                                                                                           --------        --------
Effect of foreign exchange rate changes                                                          19              --
                                                                                           --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents                                          5,123          (2,010)
   Cash and Cash Equivalents, beginning of period                                            36,015          50,639
                                                                                           --------        --------
   Cash and Cash Equivalents, end of period                                                $ 41,138        $ 48,629
                                                                                           ========        ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                                             $     12          $      7
                                                                                         ========          ========
Supplemental Disclosure of Noncash Activities:
    Issuance of redeemable convertible preferred stock, proceeds held in
      escrow pending conversion                                                          $ 17,000          $     --
                                                                                         ========          ========
As of March, 2001, the Company recorded additional costs related to its acquisition of Chi-Cor Information Management, Inc. as follows:
    Fair value of additional assets acquired                                             $     --          $ (1,453)
    Additional cash paid                                                                       --               766
    Additional common stock issued                                                             --               677
                                                                                         --------          --------
Additional liabilities assumed                                                           $     --          $    (10)
                                                                                         ========          ========
On January 25, 2001, the Company acquired Vintage Software, Inc. as follows:
    Fair value of assets acquired                                                        $     --          $ (1,168)
    Cash paid for acquisition                                                                  --               731
    Common stock issued                                                                        --               400
                                                                                         --------          --------
    Liabilities assumed                                                                  $     --          $    (37)
                                                                                         ========          ========
On March 2, 2001, the Company acquired Intersoft International, Inc. as follows:
    Fair value of assets acquired                                                        $     (4)         $ (3,242)
    Cash paid for acquisition                                                                  --               591
    Common stock issued                                                                         4             2,240
                                                                                         --------          --------
Liabilities assumed                                                                      $     --          $   (411)
                                                                                         ========          ========
As of March 31, 2002, the Company incurred additional costs related to its
    Acquisition of BCL Vision, Ltd. as follows:
    Fair value of assets acquired                                                        $    (40)         $     --
    Cash paid for acquisition                                                                  40                --
                                                                                         --------          --------
    Liabilities assumed                                                                  $     --          $     --
                                                                                         ========          ========
On March 12, 2002, the Company acquired NetReturn LLC as follows:
    Fair value of assets acquired                                                        $ (3,420)         $     --
    Cash paid for acquisition                                                                 634                --
    Common stock issued                                                                     2,750                --
                                                                                         --------          --------
    Liabilities assumed                                                                  $    (36)         $     --
                                                                                         ========          ========
On March 28, 2002, the Company acquired Menerva Technologies, Inc. as follows:
    Fair value of assets acquired                                                        $ (9,691)         $     --
    Cash paid for acquisition                                                                 331                --
    Cash to be paid for acquisition subsequent to March 31, 2002                            2,484                --
    Common stock and options issued                                                         6,105                --
                                                                                         --------          --------
Liabilities assumed                                                                      $   (771)         $     --
                                                                                         ========          ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  I-MANY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of I-many, Inc. (the "Company") for the year ended December 31, 2001 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company's independent public accountants not contained herein. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.

NOTE 2.  NET LOSS PER SHARE

     Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company's net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 3,342,445 and 3,336,022 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 3.  RECLASSIFICATION OF PRIOR YEAR ACCOUNT BALANCES

     Effective in January 2002, in accordance with Issue No. 01-14, INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED, as promulgated by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), the Company accounts for reimbursements of out-of-pocket expenses related to its professional services business as revenue. Previously, these amounts were classified as reductions to cost of revenues in the Company's financial statements. For comparative purposes, the company has reclassified out-of-pocket reimbursement amounts as revenue in its 2001 financial statements. The effect of this reclassification is an increase in net revenues of $546,000 for the three-month period ended March 31, 2001. In the three-month period ended March 31, 2002, reimbursements of out-of-pocket expenses amounted to $275,000.

NOTE 4.  PRIVATE PLACEMENT

     On February 20, 2002, the Company completed a private placement of its common stock and preferred stock, issuing 1,100,413 shares of its common stock and the warrants described below at a total price of $7.27 per share and 1,700 shares of redeemable convertible preferred stock at a purchase price of $10,000 per share. The preferred stock has no dividends or coupon, no liquidation preference, no voting rights and no financial covenants. The Company received proceeds of approximately $7.4 million, net of commissions and other fees, from the sale of the common stock. The proceeds of $17.0 million related to the issuance of preferred stock are being held in escrow pending conversion or redemption of the shares of preferred stock.

     The preferred stock is convertible into common stock at a price equal to the higher of (i) a floor price set by the Company, currently set at $7.00 per share, and (ii) a conversion price equal to the greater of $8.72 per share (but see below) or 80% of the average price of the Company's stock, measured over a 20-day period following the effectiveness of a registration statement. However, the conversion price of the preferred stock will not exceed 93% of the average price of the Company's stock, measured over the same 20-day period following the effectiveness of a registration statement. Also, the Company has the right to establish a new floor price above $7.00. In the event that the preferred stock is not converted into common stock by the date set for conversion, expected to be on or about August 2, 2002, the shares of preferred stock will be redeemed and the proceeds held in escrow, plus interest, will be refunded to the investors.

     As the initial, active conversion price of $7.00 per share is greater that the fair value of the underlying securities as the date of issuance, the Company concluded that, upon issuance, there was no beneficial conversion feature as defined in EITF Issue No. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS. However, as noted above, the conversion price is contingently adjustable and therefore may require beneficial conversion feature accounting in a future period, depending on whether or not the conversion price is adjusted and, if so, whether or not the new conversion price creates a beneficial conversion feature, pursuant to EITF Issues No. 98-5 and 00-27, APPLICATION OF EITF NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. In the event that such accounting is required, the Company would be required to compute the intrinsic value of the beneficial conversion feature and to amortize such amount as a preferred stock dividend over the remaining redemption period of the preferred stock. The effect of such accounting would be to reduce earnings available for common stockholders.

     The warrants issued by the Company to the common stock investors consist of a warrant exercisable for 180 days after the closing to purchase up to an additional 165,062 shares at an exercise price of $7.27 per share, and a seven-year warrant to purchase up to an additional 165,062 shares at an exercise price of $7.50 per share. If and only if the preferred stock is converted into common stock, the Company will grant a seven-year common stock warrant to the preferred stock investors to purchase up to a number of additional shares equal to 15% of the shares of common stock received on conversion, at an exercise price equal to 120% of the conversion price.

NOTE 5.  SIGNIFICANT CUSTOMERS

     The Company had one customer whose revenues individually represented 14% of total net revenues for the three-month period ended March 31, 2001. None of the Company's customers individually generated revenues comprising at least 10% of total net revenues during the three-month period ended March 31, 2002.

NOTE 6.  ACQUISITIONS

CHI-COR INFORMATION MANAGEMENT, INC.

     On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. ("Chicor") for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off a $754,000 outstanding bank loan, 251,601 shares of Company common stock with a fair value at the date of closing of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. In addition, based upon achievement of certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders received additional consideration of $3.5 million, consisting of $2.3 million in cash and 117,781 shares of Company common stock with a fair value as measured at the respective quarter ends of $1.2 million. The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to in-process research and development, totaling $2.4 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the ChiCor acquisition. The entire $3.5 million in additional consideration was treated as additional purchase price and recorded as goodwill.

VINTAGE SOFTWARE, INC.

     On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. ("Vintage"), a software company, which marketed a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included $433,000 of cash, 34,096 shares of Company common stock with a fair value of $400,000, earnout bonuses of $200,000, and transaction costs of $98,000. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS, and the Company has consolidated the operations of Vintage beginning on the date of acquisition. No pro forma information for the period ended March 31, 2002 has been presented as this purchase was not material.

INTERSOFT INTERNATIONAL, INC.

     On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. ("Intersoft"), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $3.2 million included $500,000 of cash, 115,733 shares of Company common stock with a fair value of $2.2 million, assumed liabilities of $411,000 and transaction costs of $99,000. In addition, based upon achievement of certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders were entitled to receive additional consideration of $84,000, consisting of 5,373 shares of Company common stock. The consideration amount payable at March 31, 2002 of $4,000, for the three-month period then ended, was recorded as Stock Subscription Payable and treated as additional purchase price and recorded as goodwill. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS, and the Company has consolidated the operations of Intersoft beginning on the date of acquisition. No pro forma information for the period ended March 31, 2002 has been presented as this purchase was not material.

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

PROVATO, INC.

     On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. ("Provato"). The purchase price of $16.0 million consisted of 1,975,739 shares of the Company's common stock valued at approximately $11.2 million, a fully-vested warrant to purchase 4,546 shares of the Company's stock valued at approximately $25,000, the assumption of approximately $1.3 million of liabilities, and $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger. In connection with the acquisition, the Company incurred transaction costs of $1.8 million, which included approximately $1.2 million of Provato's merger-related costs. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and the Company has consolidated the operations of Provato beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $16.0 million to the tangible and intangible assets acquired. Based on this appraisal, $870,000 was allocated to tangible assets and $12.4 was allocated to goodwill and other intangible assets. The portion of the purchase price allocated to in-process research and development, totaling $2.7 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

NETRETURN LLC

     On March 12, 2002, the Company acquired substantially all the assets of NetReturn, LLC ("NetReturn"), a Connecticut limited liability company located in Fairfield, Connecticut, for a purchase price of up to $5.4 million. The primary asset acquired was NetReturn's library of software applications and tools. The initial consideration of approximately $3.4 million consisted of $500,000 of cash, 429,017 shares of the Company's common stock with a fair value at the time of acquisition of $2.8 million and estimated transaction costs of $134,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the NetReturn shareholders are entitled to additional consideration of up to $2.0 million, payable in cash or stock at the Company's election. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, BUSINESS COMBINATIONS. The Company has consolidated the operating results of NetReturn beginning on the date of acquisition. No pro forma information for the periods ended March 31, 2002 has been presented as this purchase was not material.

MENERVA TECHNOLOGIES, INC.

     On March 28, 2002, the Company acquired all of the outstanding capital stock of Menerva Technologies ("Menerva"), a Delaware corporation located in Redwood City, California which markets buy-side contract software solutions, for a purchase price of up to $12.7 million. The initial consideration of approximately $9.7 million consisted of cash of $2.5 million, 982,191 shares of the Company's common stock with a fair value at the time of acquisition of $6.0 million, the assumption of fully-vested stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $772,000 and estimated transaction costs of $340,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the former Menerva shareholders are entitled to additional consideration of up to $3.0 million, payable in cash or stock at the Company's election. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, BUSINESS COMBINATIONS. The Company has consolidated the operating results of NetReturn beginning on the date of acquisition.

NOTE 7.  STRATEGIC RELATIONSHIP AGREEMENTS

PROCTER & GAMBLE COMPANY

     In May 2000, the Company entered into a Strategic Relationship Agreement (the Agreement) with the Procter & Gamble Company ("P&G"), pursuant to which P&G designated the Company for a period of at least three years as their exclusive provider of purchase contract management software for their commercial products group. In addition, P&G agreed to provide the Company with certain strategic marketing and business development services over the term of the Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

     As consideration for entering into the Agreement, the Company will pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. To date, no such royalties have been earned or paid. In addition, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of the Company's common stock. The warrant did not require any future product purchases or performance of any kind. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a cashless exercise during 2000. In addition, the Company agreed to grant P&G warrants to purchase up to 125,000 additional shares of common stock, exercisable at the then current fair market value per share, upon the achievement of milestones set forth in the Agreement, as defined.

     Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company has calculated the fair value of the fully exercisable warrant to purchase 875,000 shares of common stock as approximately $3,820,000. In accordance with Emerging Issues Task Force Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, this amount was recorded by the Company in May of 2000 as, first, a $1.2 million reduction of the revenue derived from the license agreement with P&G, and, second, a component of sales and marketing expense. The Company will calculate and record the fair value of the warrants to purchase up to 125,000 additional shares of common stock as P&G provides the services set forth in the Agreement. Since future revenue will be generated from referrals and not directly from P&G, the Company will treat the fair value of future warrants issued as sales and marketing expense. In essence, the value of any such warrants will be a sales commission.

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

     As consideration for entering into the Agreement, the Company has designated Accenture as its preferred business integration provider for the Company's CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. The warrant does not require any future product purchases or performance of any kind. Since Accenture is an integration provider for the Company's products and not a customer, the full fair value of the warrant issued to Accenture was recorded as sales and marketing expense. Accenture is a sales agent, not a principal as defined in EITF 99-19. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of any revenues generated from certain future software licenses to Accenture's clients and prospects. Since future revenue will be generated from referrals and not directly from Accenture, the Company will treat the fair value of future warrants issued as sales and marketing expense. In essence, the value of such warrants will be a sales commission. To date, no such warrants have been earned or paid.

NOTE 8.  RESTRUCTURING AND OTHER CHARGES

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

     In the quarter ended December 31, 2001, the Company recorded $1.7 million in charges in connection with the closing of its Oakland, California office and a write-down in value of certain intangible assets. Included in the $1.7 million charge is $368,000 in severance costs, $445,000 in facility lease and related costs, and a write-down $895,000 of the carrying value of goodwill related to the Intersoft acquisition.

     As of March 31, 2002, $458,000 in restructuring charges is accrued and unpaid, consisting of $27,000 in severance costs and $431,000 in facility lease and related costs.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. This statement became effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets.

     As of December 31, 2001, goodwill totaled $21.7 million. The Company did not recognize an impairment charge upon adoption of SFAS No. 142. The impact of the cessation of goodwill amortization will be significant to the Company's financial statements, the estimated impact being a $7.2 million reduction in amortization in the year ended December 31, 2002 when compared to what would have been amortized under the previous accounting standard.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes SFAS
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

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

OVERVIEW

     We provide software and related services that allow our clients to more effectively manage their business-to-business relationships. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the 10 largest and 15 of the 20 largest pharmaceutical manufacturers, ranked according to 2000 annual healthcare revenues. We are seeking to expand our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries. Our acquisitions of Chi-Cor Information Management, Inc. (ChiCor) in November 2000 and Intersoft International, Inc. (Intersoft) in March 2001 have provided us with accepted products, customers and expertise in these new vertical markets. Also, our acquisition of BCL Vision Ltd. (BCL) (renamed I-many International Limited) in April 2001 has expanded our portfolio of software solutions, which we can market to customers within our currently-targeted and other vertical markets. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

     We have generated revenues from both products and services. Product revenues, which had been principally comprised of software license fees generated from our CARS software suite and now includes deductions, trade promotions, and collections and disputes management software pursuant to our various acquisitions, accounted for 53.6% of net revenues in the three months ended March 31, 2001 and 56.8% of net revenues in the three months ended March 31, 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 46.4% of net revenues in the three months ended March 31, 2001 and 43.2% of net revenues in the three months ended March 31, 2002.

     After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding acquisition-related amortization and write-offs) have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $48.1 million for the 12 months ended December 31, 2001 and $11.3 million for the three months ended March 31, 2002. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 67 employees as of December 31, 1997 to 371 employees at March 31, 2002.

CRITICAL ACCOUNTING POLICIES

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

     Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred product revenues and recognized when the product is shipped to the customer or when otherwise earned. Substantially all of the amounts included in cost of revenues represent direct costs related to the delivery of professional services, training and maintenance and customer support. To date, cost of product revenues have not been significant.

     Effective on January 1, 2002, we assigned all of our goodwill to our various reporting units and discontinued amortizing goodwill, in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill will be tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill. This allocation is performed only for purposes of testing goodwill for impairment and does not require us to record the "step-up" in net assets or any unrecognized intangible assets. Goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

     Identified intangible assets (excluding goodwill) will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite. These assets will be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the fair value of the identified intangible asset to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recognized in an amount equal to that difference.

     In accordance with EITF Issue No. 01-14, INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED, we classify reimbursements received from customers for out-of-pocket expenses as revenue in the income statement. Examples of such out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. This Issue became applicable beginning January 1, 2002. Prior to this Issue, we classified reimbursements received from customers as reductions of expenses incurred. Accordingly, comparative financial statements for prior periods have been reclassified to comply with the guidance in this Issue.

RECENT EVENTS

     On February 20, 2002, we completed a private placement with investors (the "Purchasers"), pursuant to the terms of a Securities Purchase Agreement among us and the Purchasers (the "Purchase Agreement"). The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D and Section 4(2) of such Act. The terms of this private placement were reported on a Form 8-K, which we filed with the Securities and Exchange Commission on February 28, 2002.

     At the closing, we issued 1,100,413 shares of common stock at a purchase price of $7.27 per share, aggregating $8,000,000, and 1,700 shares of a newly designated series of preferred stock, at a purchase price of $10,000 per share. The preferred stock has no dividends or coupon, no liquidation preference, no voting rights and no financial covenants.

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

     On March 12, 2002, we acquired substantially all the assets of NetReturn, LLC, a Connecticut limited liability company located in Fairfield, Connecticut, for a purchase price of up to $5.4 million. The primary asset acquired was NetReturn's library of software applications and tools. The initial consideration of approximately $3.4 million consisted of $500,000 of cash, 429,017 shares of the Company's common stock with a fair value at the time of acquisition of $2.8 million and estimated transaction costs of $134,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the NetReturn shareholders are entitled to additional consideration of up to $2.0 million, payable in cash or stock at our election.

     On March 28, 2002, we acquired all of the outstanding capital stock of Menerva Technologies, Inc., a Delaware corporation located in Redwood City, California, which markets buy-side contract software solutions, for a purchase price of up to $12.7 million. The initial consideration of approximately $9.7 million consisted of cash of $2.5 million, 982,191 shares of the Company's common stock with a fair value at the time of acquisition of $6.0 million, the assumption of stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $772,000 and estimated transaction costs of $340,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the Menerva shareholders are entitled to additional consideration of up to $3.0 million, payable in cash or stock at our election.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

NET REVENUES

     Net revenues decreased by $796,000, or 5%, to $15.0 million for the quarter ended March 31, 2002 from $15.8 million for the quarter ended March 31, 2001. Product revenues increased slightly by $44,000, or 1%, to $8.5 million for the quarter ended March 31, 2002. Both the number and average size of license deals sold were approximately the same in both quarters, and the distribution of product revenues by reportable segment was substantially unchanged as well. Approximately one-third of the decrease in net revenues was attributable to a reduction in reimbursable out-of-pocket expenses, which decreased from $546,000 in the quarter ended March 31, 2001 to $275,000 in the quarter ended March 31, 2002.

     As a percentage of total net revenues, product revenues increased to 56.8% for the quarter ended March 31, 2002, from 53.6% for the quarter ended March 31, 2001. This increase in product revenues as a percentage of total net revenues is entirely attributable to a reduction in service revenues, which decreased by $840,000, or 11%, to $6.5 million for the quarter ended March 31, 2002, from $7.3 million for the quarter ended March 31, 2001. More than 85% of this decrease is due to a contraction of our professional services business. The decrease in professional services revenue is largely attributable to a reduction in revenues of approximately $1.3 million in one specific consulting engagement from the quarter ended March 31, 2001 to the quarter ended March 31, 2002.

COST OF REVENUES

     Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $1.4 million, or 28%, to $3.5 million for the quarter ended March 31, 2002, from $4.9 million for the quarter ended March 31, 2002. This decrease is due primarily to the reduction in subcontractor consulting costs from $1.2 million in the first quarter of 2001 to $211,000 in the first quarter of 2002. Most of this decrease in subcontractor consulting costs was related to one specific consulting engagement as discussed in "--Net Revenues" above.

     As a percentage of total net revenues, cost of revenues decreased to 23.6% for the quarter ended March 31, 2002, from 31.0% for the quarter ended March 31, 2001. This decrease in cost of revenues as a percentage of total net revenues is attributable to the decrease in subcontractor costs discussed above and to the smaller level of service revenues as a percent of total revenues (service revenues typically generating lower margins than product revenues).

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense increased by $144,000, or 3%, to $5.3 million in the three months ended March 31, 2002 from $5.1 million in the three months ended March 31, 2001. This increase in sales and marketing expense is primarily the result of an increase in salary and fringe benefit costs, partially offset by reductions in spending for advertising, marketing and promotional materials. As a percentage of total net revenues, sales and marketing expense increased to 35.2% for the quarter ended March 31, 2002 from 32.5% for the quarter ended March 31, 2001.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $460,000, or 13%, to $4.0 million for the quarter ended March 31, 2002, from $3.5 million for the quarter ended March 31, 2001. This increase in research and development expenses is attributable to higher salary costs and increased spending for external consulting services. As a percentage of total net revenues, research and development expense increased to 26.4% for the quarter ended March 31, 2002, from 22.1% for the quarter ended March 31, 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. For the quarter ended March 31, 2001, general and administrative expenses also included payroll and related costs for the senior executives in Sales and Operations. General and administrative expenses decreased by $530,000, or 27%, to $1.4 million in the first quarter of 2002 from $2.0 million in the first quarter of 2001. As a percentage of total net revenues, general and administrative expenses decreased to 9.6% for the quarter ended March 31, 2002, from 12.4% for the quarter ended March 31, 2001. The decrease in general and administrative expenses is primarily attributable to reductions in salary and benefit costs, travel and legal expenses.

     DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company's Internet portal. Excluding amortization related to the Internet portal, the value of which was written off during the third quarter of 2001, depreciation expense increased by $59,000, or 11%, from $532,000 in the first quarter of 2001 to $591,000 in the first quarter of 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

     AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of other purchased intangibles related to our acquisitions amounted to $1.0 million in the quarter ended March 31, 2002, which represents an increase of $196,000 over the amortization of goodwill and other purchased intangibles of $847,000 in the quarter ended March 31, 2001. Excluding the $560,000 of amortization of goodwill incurred in the quarter ended March 31, 2001, amortization expense increased by $756,000, or 163%, from $287,000 in the quarter ended March 31, 2001. This increase is attributable to the consummation of additional acquisitions during the second and third quarters of 2001. Based on new accounting pronouncements, the Company has stopped amortizing goodwill in the first quarter of 2002.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Menerva Technologies, Inc., we allocated $1.0 million of the purchase price to in-process research and development, which was immediately expensed as it had no future alternative use. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the Menerva acquisition.

     OTHER INCOME, NET. Other income, net decreased by $585,000, or 94%, from $620,000 in the quarter ended March 31, 2001, to $35,000 in the quarter ended March 31, 2002. This decrease is primarily the result of reduced interest yields, lower average cash balances during the quarter and a significant increase in state franchise tax payments.

     PROVISION FOR INCOME TAXES. We incurred operating losses for all quarters in 2001 and the first quarter of 2002 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three month periods ended March 31, 2002 and 2001.

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

     On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million is being held in an escrow account pending conversion of the preferred stock into common stock. In the event that the preferred stock is not so converted, we will redeem it for an aggregate redemption price equal to $17 million. See "--Recent Events" above.

     At March 31, 2002, we had cash and cash equivalents of $41.1 million and net working capital - excluding our $17.0 million restricted cash balance - of $38.8 million. Also on March 31, 2002, we had no long-term or short-term debt, other than obligations under capital lease financings.

     On March 12, 2002, we acquired substantially all the assets of NetReturn, LLC for a purchase price of up to $5.4 million, including $500,000 of cash, common stock valued at $2.8 million at the time of closing, $134,000 of estimated transaction costs and up to $2.0 million to be paid, subject to the achievement of certain revenue milestones through March 31, 2003, in cash or Company stock at our election. We used existing cash resources to pay the cash portion of the purchase price and the transaction costs.

     On March 28, 2002, we acquired Menerva Technologies, Inc. for a purchase price of up to $12.7 million, including $2.5 million of cash to be paid subsequent to March 31, 2002, common stock and options valued at $6.1 million at the time of closing, $772,000 of assumed liabilities, $340,000 of estimated transaction costs and up to $3.0 million to be paid, subject to the achievement of certain revenue milestones through March 31, 2003, in cash or Company stock at our election. We will use existing cash resources to pay the cash portion of the purchase price and the merger transaction costs.

     Net cash used in operating activities for the three months ended March 31, 2002 was $2.5 million, as compared to net cash provided by operating activities of $605,000 in the three months ended March 31, 2001. For the three months ended March 31, 2002, net cash used in operating activities consisted primarily of a $1.9 million increase in accounts receivable and a $1.3 million decrease in accrued expenses, partially offset by a $810,000 increase in cash resulting from our net loss of $1.8 million, as adjusted for depreciation and acquisition-related non-cash charges totaling $2.6 million. For the three months ended March 31, 2001, net cash provided by operating activities consisted primarily of our net loss of $1.3 million, as adjusted for depreciation and amortization of $2.2 million. For the three months ended March 31, 2001, increases in accounts receivable of $489,000 and $390,000 in prepaid expense, and a $861,000 decrease in accounts payable, were largely offset by increases of $752,000 and $669,000 in accrued expenses and deferred revenue, respectively.

     Net cash used in investing activities was $1.2 million for the three months ended March 31, 2002 and $3.2 million for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 consisted of $227,000 in purchases of property and equipment and $965,000 related to the acquisitions of NetReturn and Menerva. Net cash used in investing activities for the three months ended March 31, 2001 primarily reflects $963,000 in purchases of property and equipment and $2.1 million related to the acquisitions of ChiCor, Vintage and Intersoft.

     Net cash provided by financing activities was $8.8 million for the three months ended March 31, 2002, primarily from net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.3 million of stock option exercises. Net cash provided by financing activities was $569,000 for the three months ended March 31, 2001, consisting principally of proceeds from stock option exercises. The private placement also included the sale of preferred stock for aggregate proceeds of $17.0 million. The proceeds are being held in escrow pending conversion or redemption of the preferred stock, which is expected to take place in the quarter ended September 30, 2002. If the preferred stock is redeemed, we will use the amount held in escrow to pay the redemption price.

     We currently anticipate that our cash and cash equivalents of $41.1 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, acquisitions, the timing of expanded product and service offerings and the success of these offerings once they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

     We incurred net losses of $24.2 million in the year ended December 31, 2000, $21.2 million in the year ended December 31, 2001 and $1.8 million in the three months ended March 31, 2002, and we had an accumulated deficit at March 31, 2002 of $52.9 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, sales and marketing expenses, and non-cash expenses related to acquisitions. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our second quarter 2001 results were impacted by a number of factors that deferred purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. Although we have been profitable in certain years, we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

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

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

     Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including offices in Chicago, Illinois, Fairfield, Connecticut, Redwood City, California and London, United Kingdom. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $57.8 million in the year ended December 31, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 371 as of March 31, 2002. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

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

WE HAVE MADE SEVERAL ACQUISITIONS AND MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

     We have acquired ChiCor, Intersoft, BCL Vision Ltd. (now I-many International Limited), Provato, NetReturn and Menerva, each of which are or were located in cities very distant from our management locations in Portland, Maine and Edison, New Jersey, and we are likely to make additional acquisitions. Any other company that we acquire is likely to be distant from our headquarters in Portland, Maine and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We are continuing to assimilate the employees, technologies and products of the companies that we have acquired and will need do the same with any new companies we may acquire, and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

     In connection with our acquisitions, we have recorded substantial goodwill and other intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. Although the amortization of goodwill has been discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. We cannot assure you that future write-downs of any such assets will not affect future operating results.

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

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets, and professional services organizations. Our competitors vary in size and in the scope and breadth of products and services offered. We anticipate increased competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect our revenues and margins.

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

CURRENT ECONOMIC CONDITIONS MAY WEAKEN OUR SALES

     The current downturn and uncertainty in general economic and market conditions may have negatively affected and could continue to negatively affect demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be harmed. In addition, current world economic and political conditions, including the effects of the September 11, 2001 terrorist attacks and the resulting military conflict, may reduce the willingness of our customers and prospective customers to commit funds to purchase our products and services. The resulting loss or delay in our sales could have a material adverse effect on our business, financial condition and results of operations.

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

     As of March 31, 2002, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at March 31, 2002 amounted to 1.90 percent.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Modification of Constituent Instruments

      None

(b) Change in Rights

      None

(c) Changes in Securities

     On February 20, 2002, the Company completed a private placement with investors, pursuant to which it issued 1,100,413 shares of its unregistered common stock and 1,700 shares of preferred stock. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D and Section 4(2) of such Act. The Company received proceeds of approximately $7.4 million, net of commissions and other fees, from the sale of common stock, and $17.0 million from the issuance of the preferred stock. The proceeds related to the issuance of the preferred stock are being held in escrow pending conversion or redemption of the shares of preferred stock.

     On March 12, 2002, the Company issued 429,017 shares of its unregistered common stock pursuant to its acquisition of substantially all the assets of NetReturn LLC. These shares were issued pursuant to an exemption from registration under Rule 506 under the Securities Act of 1933.

      On March 28, 2002, the Company issued 982,191 shares of its unregistered common stock and assumed options to purchase an additional 25,743 shares of its common stock pursuant to its acquisition of Menerva Technologies, Inc. These shares were issued pursuant to an exemption from registration under Rule 506 under the Securities Act of 1933.

      During the quarter ended March 31, 2002, the Company issued 37,118 shares of its unregistered common stock as additional consideration pursuant to its acquisitions of ChiCor Information Management, Inc. and Intersoft International, Inc. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under Section 4(2) of the Securities Act of 1933.

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

         (b) On February 28, 2002, we filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, reporting the completion of a private placement of our common stock and preferred stock.

         (c) On April 8, 2002, we filed a current report of Form 8-K pursuant to Items 2 and 7 thereof, reporting the acquisition of Menerva Technologies, Inc.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          I-MANY, INC

Date:  May 15, 2002               By:     /s/ Kevin F. Collins
                                          -------------------------------
                                          Kevin F. Collins
                                          Chief Financial Officer and Treasurer

                                          /s/ Kevin F. Collins
                                          ---------------------------------
                                          Kevin F. Collins
                                          Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.             Description
         -----------             -----------

           2.1 + Agreement and Plan of Merger dated as of March 26, 2002, by and among I-many, Inc., IMA Delaware Corp., and Menerva
                                 Technologies, Inc.

          10.1 Amendment dated April 19, 2002 to the Employment Agreement of Timothy P. Curran
         ___________________________

          + Incorporated by reference to the Registrant's Form 8-K filed on April 8, 2002.