Form 10-Q
period 2002-06-30
I MANY INC
filed 2002-08-14
CIK 1104017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

                  or

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

                                    Yes   X     No ______
                                        -----

On August 9, 2002, 40,345,007 shares of the registrant's common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Certain Factors That May Affect Future Operating Results" as well as in the Form 10-Q generally. The Company uses words such as "believes," "intends," "expects," "anticipates," "plans," "estimates," "should," "may," "will," "scheduled" and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, its expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market, which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described elsewhere in the Form 10-Q.

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

                                  I-MANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----
     Item 1.      Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001 ..........................................................    4

                  Condensed Consolidated Statements of Operations for the three months and
                  six months ended June 30, 2002 and 2001 ....................................    5

                  Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2002 and 2001 ...............................................    6

                  Notes to Condensed Consolidated Financial Statements .......................    8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................................   14

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk .................   25

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings ..........................................................   26

     Item 2.      Changes in Securities and Use of Proceeds ..................................   26

     Item 3.      Defaults upon Senior Securities ............................................   26

     Item 4.      Submission of Matters to a Vote of Security Holders ........................   26

     Item 5.      Other Information ..........................................................   26

     Item 6.      Exhibits and Reports on Form 8-K ...........................................   26

                  Signatures .................................................................   27

                  Exhibit Index ..............................................................   28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          I-MANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share-related information)

                                                                                       June 30,       December 31,
                                                                                         2002            2001
                                                                                         ----            ----
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  37,293        $  36,015
     Restricted cash                                                                     17,000                -
     Accounts receivable, net of allowance                                               14,359           13,412
     Prepaid expenses and other current assets                                            1,767              692
                                                                                      ---------        ---------
         Total current assets                                                            70,419           50,119
Property and equipment, net                                                               4,273            4,709
Other assets                                                                              1,523            1,496
Goodwill and other purchased intangibles, net                                            44,239           34,814
                                                                                      ---------        ---------
         Total                                                                        $ 120,454        $  91,138
                                                                                      =========        =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $   2,517        $   2,207
     Accrued expenses                                                                     5,550            7,082
     Deferred revenue                                                                     6,778            6,373
                                                                                      ---------        ---------
         Total current liabilities                                                       14,845           15,662
Capital lease obligations, net of current portion                                            62              105
Deferred Rent                                                                                75              115
                                                                                      ---------        ---------
     Total liabilities                                                                   14,982           15,882
                                                                                      ---------        ---------
Series A redeemable convertible preferred stock                                          17,000                -
                                                                                      ---------        ---------
Stockholders' equity:
     Undesignated preferred stock, $.01 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - none                                                        -                -
     Common stock, $.0001 par value - -
         Authorized - 100,000,000 shares
         Issued and outstanding - 40,340,114 and 37,200,988 shares
             at June 30, 2002 and December 31, 2001, respectively                             4                4
     Additional paid-in capital                                                         144,317          125,224
     Deferred stock-based compensation                                                      (70)             (94)
     Stock subscription payable                                                               4            1,168
     Accumulated other comprehensive income (loss)                                            3               (5)
     Accumulated deficit                                                                (55,786)         (51,041)
                                                                                      ---------        ---------
         Total stockholders' equity                                                      88,472           75,256
                                                                                      ---------        ---------
         Total                                                                        $ 120,454        $  91,138
                                                                                      =========        =========

           See notes to condensed consolidated financial statements.

                          I-MANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     Three months               Six months
                                                                     ended June 30,            ended June 30,
                                                                   2002        2001         2002         2001
                                                                   ----        ----         ----         ----
Net Revenues:
 Product                                                       $   8,064    $   5,858    $  16,589    $  14,339
 Services                                                          6,489        7,773       12,979       15,103
                                                               ---------    ---------    ---------    ---------
      Total net revenues                                          14,553       13,631       29,568       29,442
Cost of revenues                                                   4,111        4,731        7,658        9,633
                                                               ---------    ---------    ---------    ---------
Gross profit                                                      10,442        8,900       21,910       19,809

Operating expenses:
 Sales and marketing                                               5,339        6,587       10,625       11,729
 Research and development                                          4,568        3,790        8,525        7,287
 General and administrative                                        1,617        2,184        3,053        4,150
 Depreciation                                                        593        1,414        1,184        2,780
 Amortization of goodwill and other intangible assets              1,340        1,722        2,383        2,569
 In-process research and development                                   -        1,000        1,000        1,000
                                                               ---------    ---------    ---------    ---------
      Total operating expenses                                    13,457       16,697       26,770       29,515
                                                               ---------    ---------    ---------    ---------
Loss from operations                                              (3,015)      (7,797)      (4,860)      (9,706)
Other income, net                                                     80          392          115        1,012
                                                               ---------    ---------    ---------    ---------
Net loss                                                       $  (2,935)   $  (7,405)   $  (4,745)   $  (8,694)
                                                               =========    =========    =========    =========

Basic and diluted net loss per common share                    $   (0.07)   $   (0.22)   $   (0.12)   $   (0.26)
                                                               =========    =========    =========    =========
Weighted average shares outstanding                               40,307       34,285       39,152       33,693
                                                               =========    =========    =========    =========

            See notes to condensed consolidated financial statements

                          I-MANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                2002             2001
                                                                                                -----            ----
Cash flows from operating activities:
    Net loss                                                                                  $ (4,745)       $  (8,694)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                              3,543            5,313
      In-process research and development                                                        1,000            1,000
      Amortization of deferred stock-based compensation                                             24               36
      Marketing expense related to issuance of warrant                                               -              800
      Deferred rent                                                                                (40)               -
      Changes in current assets and liabilities net of acquisitions:
         Accounts receivable                                                                      (948)           2,920
         Prepaid expense and other current assets                                               (1,021)            (403)
         Accounts payable                                                                          310           (1,575)
         Accrued expenses                                                                       (2,274)             240
         Deferred revenue                                                                          318           (1,153)
                                                                                              --------        ---------
           Net cash used in operating activities                                                (3,833)          (1,516)
                                                                                              --------        ---------
Cash flows from investing activities:
    Purchases of property and equipment, net                                                      (520)          (1,390)
    Additional cash paid to acquire Chi-Cor Information Management, Inc.                             -           (1,078)
    Cash paid to acquire Vintage Software, Inc.                                                      -             (731)
    Cash paid to acquire Intersoft International, Inc.                                               -             (591)
    Cash paid to acquire BCL Vision, Ltd.                                                          (66)          (4,463)
    Cash paid to acquire Net Return, LLC                                                          (634)               -
    Cash paid to acquire Menerva Technologies, Inc.                                             (2,764)               -
    Decrease (increase) in other assets                                                             10           (1,645)
                                                                                              --------        ---------
           Net cash used in investing activities                                                (3,974)          (9,898)
                                                                                              --------        ---------
Cash flows from financing activities:
    Net proceeds from private placement sale of common stock                                     7,413                -
    Payments on capital lease obligations                                                          (43)             (25)
    Proceeds from exercise of stock options                                                      1,639            2,123
    Proceeds from Employee Stock Purchase Plan                                                      68              108
                                                                                              --------        ---------
           Net cash provided by financing activities                                             9,077            2,206
                                                                                              --------        ---------
Effect of foreign exchange rate changes                                                              8               (3)
                                                                                              --------        ---------
Net increase (decrease) in cash and cash equivalents                                             1,278           (9,211)
    Cash and cash equivalents, beginning of period                                              36,015           50,639
                                                                                              --------        ---------
    Cash and cash equivalents, end of period                                                  $ 37,293        $  41,428
                                                                                              ========        =========
                                                                                                     (continued)

                         I-MANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (continued)

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                            $     26       $     12
                                                                                         ========       ========
Supplemental Disclosure of Noncash Activities:
     Issuance of redeemable convertible preferred stock, proceeds held in
        escrow pending conversion                                                        $ 17,000       $     --
                                                                                         ========       ========
     Issuance of warrant to purchase common stock                                        $     --       $    800
                                                                                         ========       ========

           See notes to condensed consolidated financial statements.

                                  I-MANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the "Company") for the year ended December 31, 2001 as reported in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The condensed consolidated balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by Arthur Andersen LLP, the Company's former independent public accountant, not contained herein. The results of operations for the three months and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the license fee on a percentage-of-completion basis, reporting the fee as product revenues. If an acceptance period is required, revenues are deferred until customer acceptance. We provide for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

         Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed for time and materials contracts and using the percentage-of-completion method for fixed fee contracts. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site User Training Conference. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

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

NOTE 3.  RECLASSIFICATIONS

         Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

NOTE 4.  NET LOSS PER SHARE

         Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company's net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 1,872,332 and 3,106,997 for the three months ended June 30, 2002 and 2001, respectively, and 2,603,328 and 3,212,947 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 5.  NEW ACCOUNTING STANDARDS

         Effective in January 2002, in accordance with Emerging Issues Task Force Issue No. 01-14, the Company accounts for reimbursements of out-of-pocket expenses related to its professional services business as revenue. These amounts were previously reported as reductions to cost of revenues in the Company's financial statements. For comparative purposes, the Company has reclassified out-of-pocket reimbursement amounts as revenue in its 2001 financial statements. The effects of these reclassifications are increases in service revenues of $558,000 and $1.1 million for the three months and six months ended June 30, 2001, respectively. In the three months and six months ended June 30, 2002, reimbursements of out-of-pocket expenses amounted to $346,000 and $621,000, respectively.

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations be accounted for using the purchase method. Under SFAS No. 142, goodwill and certain intangible assets with indefinite useful lives will no longer be amortized. Instead, these assets will be reviewed for impairment on an annual basis. The Company has completed its transitional tests required by the standard and no impairment was evident.

         As of December 31, 2001, the net carrying value of the Company's goodwill totaled $21.7 million. Amortization expense totaled approximately $7.2 million for the year ended December 31, 2001. No amortization expense was recorded for the three and six months ended June 30, 2002 as a result of the Company's adoption of SFAS No. 142. Amortization of goodwill for the three and six months ended June 30, 2001 amounted to $1.3 million and $1.8 million, respectively.

         The Company has adopted SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." SFAS No. 144 provides guidance on recognizing and measuring impairment for certain long-lived assets. Management is currently evaluating the impact this statement will have on the Company's financial statements.

NOTE 6.  PRIVATE PLACEMENT

         On February 20, 2002, the Company completed a private placement of its common stock and preferred stock, issuing 1,100,413 shares of its common stock and the warrants described below at a total price of $7.27 per common share issued and 1,700 shares of redeemable convertible preferred stock at a purchase price of $10,000 per share. The Company received proceeds of approximately $7.4 million, net of commissions and other fees, from the sale of the common stock. The proceeds of $17.0 million related to the issuance of preferred stock were being held in escrow pending conversion or redemption of the shares of preferred stock. The $17.0 million in preferred stock proceeds is recorded as restricted cash on the Company's condensed consolidated balance sheet at June 30, 2002. On

July 2, 2002, the Company redeemed all 1,700 outstanding shares of the redeemable convertible preferred stock at a price equal to the original $17.0 million purchase price, plus all interest accrued.

         The warrants issued by the Company to the common stock investors consist of a warrant exercisable for 180 days after the closing to purchase up to an additional 165,062 shares at an exercise price of $7.27 per share, and a seven-year warrant to purchase up to an additional 165,062 shares at an exercise price of $7.50 per share.

NOTE 7.  SIGNIFICANT CUSTOMERS

         The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables at period end, as follows:

                                                    June 30,

                                                 2002      2001
                                                 ----      ----

        Customer A                                 *       14%
        Customer B                                11%       *


         The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:

                                         Three months            Six months
                                        ended June 30,         ended June 30,
                                        2002      2001         2002      2001
                                        ----      ----         ----      ----

        Customer A                         *        12%           *        13%
        Customer B                        10%        *            *         *

NOTE 8.  ACQUISITIONS

CHI-COR INFORMATION MANAGEMENT, INC.

         On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. ("Chicor") for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off a $754,000 outstanding bank loan, 239,621 shares of Company common stock with a fair value at the date of closing of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. In addition, based upon achievement against certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders received additional consideration of $3.5 million, consisting of $2.3 million in cash and 117,781 shares of Company common stock with a fair value as measured at the respective quarter ends of $1.2 million. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to in-process research and development, totaling $2.4 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the ChiCor acquisition. The entire $3.5 million in additional consideration was treated as additional purchase price and recorded as goodwill. Effective December 31, 2001, no additional consideration can be earned by the ChiCor shareholders.

VINTAGE SOFTWARE, INC.

         On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. ("Vintage"), a software company, which marketed a competing product to the Company's CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included $433,000 of cash, 34,096 shares of Company common stock with a fair value of $400,000, earnout bonuses paid of $200,000, and transaction costs of $98,000. The Company has consolidated the operations of Vintage beginning on the date of acquisition.

INTERSOFT INTERNATIONAL, INC.

         On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. ("Intersoft"), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $3.2 million included $500,000 of cash, 115,732 shares of Company common stock with a fair value of $2.2 million, assumed liabilities of $411,000 and transaction costs of $99,000. In addition, based upon achievement against certain quarterly revenue and income milestones through December 31, 2001, the Intersoft shareholders received additional consideration of $80,000, consisting of 4,618 shares of Company common stock. Based upon revenue achievement for the three-month period ended March 31, 2002, the Intersoft shareholders are entitled to additional consideration in the amount of $4,000, which is reported as Stock Subscription Payable and treated as additional purchase price and recorded as goodwill. Effective March 31, 2002, no additional consideration can be earned by the Intersoft shareholders. The Company has consolidated the operations of Intersoft beginning on the date of acquisition.


BCL VISION LTD.

         On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. ("BCL"), a provider of collection and dispute management software and services based in London, United Kingdom. The initial purchase price of $12.1 million consisted of cash of $4.0 million, 685,084 shares of Company common stock with a fair value of $6.9 million, assumed liabilities of $680,000 and transaction costs of $500,000. The Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.1 million to the tangible and intangible assets acquired. Based on this appraisal, $952,000 was allocated to tangible assets and $10.2 was allocated to goodwill and other intangible assets. The portion of the purchase price allocated to in-process research and development, totaling $1.0 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition.

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

MENERVA TECHNOLOGIES, INC.

         On March 28, 2002, the Company acquired all of the outstanding capital stock of Menerva Technologies, Inc. ("Menerva"), a Delaware corporation located in Redwood City, California, which markets buy-side contract software solutions, for a purchase price of up to $12.7 million. The initial consideration of approximately $9.7 million consisted of cash of $2.4 million, 982,191 shares of the Company's common stock with a fair value at the time of acquisition of $6.0 million, the assumption of fully-vested stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $792,000 and estimated transaction costs of $410,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the former Menerva shareholders are entitled to additional consideration of up to $3.0 million, payable in cash or stock at the Company's election. The Company has consolidated the operating results of Menerva beginning on the date of acquisition.

         The portion of the purchase price allocated to in-process research and development, totaling $1.0 million, was expensed upon consummation of the Menerva acquisition. This allocation was attributable to one in-process research and development project, which consisted of significant new features and functionality to an existing software product. Menerva had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility.

         The value of the purchased in-process research and development was computed using a discount rate of 30% on the projected incremental revenue stream of the product enhancements, net of anticipated costs and expenses. The discounted cash flows were based on management's forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Menerva. The determined value was then adjusted to reflect only the value creation efforts of Menerva prior to the close of the acquisition. At the time of the acquisition, the project was approximately 60% complete. The project's development was subsequently completed in May 2002.

PRO FORMA INFORMATION

         The following unaudited pro forma information summarizes the effect of each of the aforementioned acquisitions as if the acquisitions had occurred as of January 1, 2001. Pro forma revenues for 2001 include approximately $1.3 million of work-for-hire consulting services performed by an acquired company that were discontinued at the time of the acquisition. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisitions on January 1, 2001, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results are in thousands of dollars, except per share data:

                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                      2001          2002
                                                      ----          ----
                                                          (Unaudited)
Pro forma revenues ............................... $ 32,144        $29,726
Pro form net loss ................................ $(22,692)       $(5,591)
Pro forma net loss per share ..................... $  (0.64)       $ (0.14)


NOTE 9.  STRATEGIC RELATIONSHIP AGREEMENTS

PROCTER & GAMBLE COMPANY

         In May 2000, the Company entered into a Strategic Relationship Agreement (the "P&G Agreement") with the Procter & Gamble Company ("P&G"), pursuant to which P&G designated the Company for a period of at least three years as its exclusive provider of purchase contract management software for its commercial products group. In addition, P&G agreed to provide the Company with certain strategic marketing and business development services over the term of the P&G Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

         As consideration for entering into the P&G Agreement, the Company will pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. To date, no such royalties have been earned or paid. In addition, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of the Company's common stock. The warrant did not require any future product purchases or performance of any kind. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a cashless exercise during 2000. In addition, the Company agreed to grant P&G warrants to purchase up to 125,000 additional shares of common stock, exercisable at the then current fair market value per share, upon the achievement of milestones set forth in the Agreement, as defined. To date, none of these milestones have been achieved and no additional warrants have been granted.

         Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company calculated the fair value of the warrant to purchase 875,000 shares of common stock as approximately $3.8 million. $1.2 million of this amount was recorded as a reduction of the revenue derived from the license agreement with P&G, and the remaining $2.6 million was recorded as sales and marketing expense. The Company will calculate and record the fair value of any future warrants to purchase additional shares of common stock as P&G provides the services set forth in the Agreement. Since any future revenue would be generated from customers referred by P&G and not directly from P&G, the Company will treat the fair value of future warrants issued as sales and marketing expense. In essence, the value of any such warrants will be a sales commission.

ACCENTURE

         In April 2001, the Company entered into a Marketing Alliance Agreement (the "Accenture Agreement") with Accenture LLP, pursuant to which Accenture designated the Company for a period of at least three years as their preferred provider of automated contract management solutions. In addition, Accenture agreed to provide the Company with certain strategic marketing and business development services at no charge over the term of the Accenture Agreement.

         As consideration for entering into the Accenture Agreement, the Company has designated Accenture as its preferred business integration provider for the Company's CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company's common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. The warrant does not require any future product purchases or performance of any kind. Since Accenture is an integration provider for the Company's products and not a customer, the full fair value of the warrant issued to Accenture was recorded as sales and marketing expense. Accenture is a sales agent, not a principal as defined in EITF No. 99-19. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of any revenues generated from certain future software licenses to Accenture's clients and prospects. Since any future revenue would be generated from customers referred by Accenture and not directly from Accenture, the Company will treat the fair value of future warrants issued as sales and marketing expense. In essence, the value of any such warrants will be a sales commission. To date, no such warrants have been earned or paid.

NOTE 10.  RESTRUCTURING AND OTHER CHARGES

         In the quarter ended September 30, 2001, the Company recorded a $3.0 million charge in connection with a restructuring of the Company's operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge is $2.4 million, which was the net carrying value of the Company's internet portal, $540,000 in severance pay, and $108,000 in facility lease costs. In abandoning its internet portal, the Company ceased all support of the portal site, discontinued all related development, and eliminated or reassigned all personnel previously assigned to the project. The balance of the severance and related charges were incurred in association with the Company's decision to restructure certain of its operations in order to improve workforce efficiencies.

         In the quarter ended December 31, 2001, the Company recorded $1.7 million in charges in connection with the closing of its Oakland, California office and a write-down in value of certain intangible assets. Included in the $1.7 million charge is $368,000 in severance costs, $445,000 in facility lease and related costs, and an $895,000 write-down of the carrying value of goodwill related to the Intersoft acquisition.

         As of June 30, 2002, $246,000 in charges related to restructurings in 2001 is accrued and unpaid, consisting of facility lease and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the SEC. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under "Certain Factors That May Affect Our Future Operating Results" and elsewhere in this report.

OVERVIEW

         We provide software and related services that allow our clients to more effectively manage their business-to-business relationships through the entirety of the contract management lifecycle. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our Contract Administration and Reporting System, or CARS, software suite is used by 8 of the 10 largest and 15 of the 20 largest pharmaceutical manufacturers, ranked according to 2000 annual healthcare revenues. We are seeking to expand our products and services to both new vertical markets, particularly the consumer packaged goods and foodservice industries, and to procurement side contracting. Our acquisitions of Chi-Cor Information Management, Inc. ("ChiCor") in November 2000 and Intersoft International, Inc. ("Intersoft") in March 2001 have provided us with accepted products, customers and expertise in the consumer products and foodservice vertical markets. Also, our acquisition of BCL Vision Ltd. ("BCL") (renamed I-many International Limited) in April 2001 has expanded our portfolio of software solutions, which we can market to customers within our currently-targeted and other vertical markets. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

         In the first quarter of 2002, we introduced I-many/ContractSphere, which is planned to provide a wide range of contract management capabilities with both buy- and sell-side contract management functions from contract planning, negotiation and creation to accurate and timely transaction compliance, settlement and analytics. We envision that all contracts in an enterprise will eventually be seamlessly managed by a single, integrated enterprise contract management solution utilizing a central contract repository and uniform contract business process to provide companies with consistent and accurate access to the value of its contracts, which are otherwise often locked in filing cabinets.

         We have generated revenues from both products and services. Product revenues, which had been principally comprised of software license fees generated from our CARS software suite and now also includes deductions, trade promotions, collections and disputes management and government pricing compliance software acquired through our various acquisitions, accounted for 48.7% of net revenues in the six months ended June 30, 2001 and 56.1% of net revenues in the six months ended June 30, 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 51.3% of net revenues in the six months ended June 30, 2001 and 43.9% of net revenues in the six months ended June 30, 2002.

         After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding acquisition-related amortization and write-offs and restructuring charges) have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $48.1 million for the 12 months ended December 31, 2001 and $23.4 million for the six months ended June 30, 2002. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 67 employees as of December 31, 1997 to 359 employees at June 30, 2002.

CRITICAL ACCOUNTING POLICIES

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

         We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the license fee on a percentage-of-completion basis, reporting the fee as product revenues. If an acceptance period is required, revenues are deferred until customer acceptance. We provide for sales returns at the time of revenue recognition based on historical experience. To date, such returns have not been significant.

         Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed for time and materials contracts and using the percentage-of-completion method for fixed fee contracts. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss is probable and can be reasonably estimated. To date, losses incurred on fixed fee contracts have not been significant. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our offsite User Training Conference. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

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

RECENT EVENTS

         On June 28, 2002, we agreed to accelerate the redemption of all of the 1,700 outstanding shares of our Series A Convertible Preferred Stock ("Preferred Shares") from the two entities that held the Preferred Shares. The preferred shares were redeemed on July 2, 2002. In consideration for the redemption of the Preferred Shares, we paid the holders of the Preferred Shares $17.1 million, consisting of the original $17.0 million purchase price for the Preferred Shares and $106,000 of interest accrued on the $17.0 million purchase price while held in an escrow account since February 19, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

NET REVENUES

         Net revenues increased by $922,000, or 6.8%, to $14.6 million for the quarter ended June 30, 2002 from $13.6 million for the quarter ended June 30,

2001. Product revenues increased by $2.2 million, or 37.7%, to $8.1 million for the quarter ended June 30, 2002 as compared to the same period last year. This increase resulted primarily from the introduction of new products in 2002. Moreover, in total, the average size of license contracts increased while the number of license contracts sold increased slightly. Revenues derived from the life sciences segment accounted for 79% of total net revenues in the second quarter of 2002 as compared to 74% of total net revenues in the second quarter of 2001.

         As a percentage of total net revenues, product revenues increased to 55.4% for the quarter ended June 30, 2002, from 43.0% for the quarter ended June 30, 2001. Service revenues decreased by $1.3 million, or 16.5%, to $6.5 million for the quarter ended June 30, 2002, from $7.8 million for the quarter ended June 30, 2001. This reduction reflects decreases in professional services, primarily due to a year-to-year reduction in revenues from one specific consulting engagement, and maintenance and support fees.

COST OF REVENUES

         Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $620,000, or 13.1%, to $4.1 million for the quarter ended June 30, 2002, from $4.7 million for the quarter ended June 30, 2001. This decrease is due primarily to the reduction in subcontractor consulting costs from $780,000 in the second quarter of 2001 to $225,000 in the second quarter of 2002. Most of this decrease in subcontractor consulting costs was related to one specific consulting engagement as discussed in "Net Revenues" above.

         As a percentage of total net revenues, cost of revenues decreased to 28.2% for the quarter ended June 30, 2002, from 34.7% for the quarter ended June 30, 2001. This decrease in cost of revenues as a percentage of total net revenues is attributable to the decrease in subcontractor costs discussed above and to the smaller level of service revenues as a percent of total revenues (service revenues typically generating lower margins than product revenues).

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included a one-time, non-cash charge of $800,000 in the quarter ended June 30, 2001 related to the value associated with the granting of a common stock warrant to Accenture. Excluding the warrant charge, sales and marketing expense decreased by $448,000, or 7.7%, to $5.3 million in the three months ended June 30, 2002 from $5.8 million in the three months ended June 30, 2001. This decrease in sales and marketing expense is primarily the result of a $933,000 reduction in spending for advertising, marketing and promotional activities, partially offset by an increase in salary and fringe benefit costs. As a percentage of total net revenues, sales and marketing expense excluding the non-cash warrant charge decreased to 36.7% for the quarter ended June 30, 2002 from 42.5% for the quarter ended June 30, 2001.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $778,000, or 20.5%, to $4.6 million for the quarter ended June 30, 2002, from $3.8 million for the quarter ended June 30,

2001. This increase in research and development expenses is principally attributable to $629,000 in higher salary and fringe benefit costs, approximately one-half of which is the direct result of engineers hired pursuant to our recent acquisitions of NetReturn and Menerva. As a percentage of total net revenues, research and development expense increased to 31.4% for the quarter ended June 30, 2002, from 27.8% for the quarter ended June 30, 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $567,000, or 26.0%, to $1.6 million in the second quarter of 2002 from $2.2 million in the second quarter of 2001. The decrease in general and administrative expenses is primarily attributable to reductions in salary and benefit costs, legal fees and travel expenses. As a percentage of total net revenues, general and administrative expenses decreased to 11.1% for the quarter ended June 30, 2002, from 16.0% for the quarter ended June 30, 2001.

         DEPRECIATION. Depreciation for the quarter ended June 30, 2001 included amortization of capitalized internal-use software development costs related to the Company's Internet portal. Excluding amortization related to the Internet portal, the value of which was written off during the third quarter of 2001, depreciation expense increased by $13,000, or 2.2%, from $580,000 in the second quarter of 2001 to $593,000 in the second quarter of 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. The Company did not record any amortization of goodwill during the three and six months ended June 30, 2002 as a result of our adoption of SFAS No. 142 on January 1, 2002. Amortization expense totaling $1.3 million in the quarter ended June 30, 2002 represents the amortization of other purchased intangibles with determinable useful lives. Excluding the effect of the amortization of goodwill, amortization expense increased by $871,000, or 185.7%, from $469,000 in the three months ended June 30, 2001. This increase in amortization of other purchased intangible assets is attributable to the consummation of additional acquisitions during the third quarter of 2001 and first quarter of 2002. Amortization of goodwill for the three months ended June 30, 2001 amounted to $1.3 million.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of BCL Vision Ltd. in the quarter ended June 30, 2001, we allocated $1.0 million of the purchase price to in-process research and development, which was immediately expensed as it had no future alternative use. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the BCL acquisition. There were no acquisitions during the quarter ended June 30, 2002.

OTHER INCOME, NET

         Other income, net decreased by $312,000, or 79.6%, from $392,000 in the quarter ended June 30, 2001, to $80,000 in the quarter ended June 30, 2002. This decrease is primarily the result of reduced interest yields, lower average cash balances during the quarter and a significant increase in state franchise tax payments.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all quarters in 2001 and the first two quarters of 2002 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three month periods ended June 30, 2002 and 2001.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

NET REVENUES

         Net revenues increased slightly by $126,000, or less than 1%, to $29.6 million for the six months ended June 30, 2002 as compared with the same period last year. Product revenues increased by $2.3 million, or 15.7%, to $16.6 million for the six months ended June 30, 2002, from $14.3 million for the six months ended June 30, 2001. This increase resulted primarily from the introduction of new products in 2002. Moreover, in total, the average size of license contracts increased while the number of license contracts sold increased slightly. Revenues derived from the life sciences segment accounted for 73% of total net revenues in the first half of 2002 as compared to 77% of total net revenues in the first half of 2001.

         As a percentage of total net revenues, product revenues increased to 56.1% for the six months ended June 30, 2002, from 48.7% for the six months ended June 30, 2001. Service revenues decreased by $2.1 million, or 14.1%, to $13.0 million for the two quarters ended June 30, 2002, from $15.1 million for the two quarters ended June 30, 2001. This reduction reflects decreases in professional services, primarily due to a year-to-year reduction in revenues from one specific consulting engagement, and maintenance and support fees.

COST OF REVENUES

         Cost of revenues decreased by $2.0 million, or 20.5%, to $7.7 million for the six months ended June 30, 2002, from $9.6 million for the six months ended June 30, 2001. This decrease is due primarily to the reduction in subcontractor consulting costs from $2.0 million in the first six months of 2001 to $436,000 in the first six months of 2002. Most of this decrease in subcontractor consulting costs was related to one specific consulting engagement as discussed in "Net Revenues" above.

         As a percentage of total net revenues, cost of revenues decreased to 25.9% for the six months ended June 30, 2002, from 32.7% for the six months ended June 30, 2001. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues, service revenues typically generating lower margins than product revenues, and reduced reliance on subcontracted consultants in our professional services operation.

OPERATING EXPENSES

         SALES AND MARKETING. Excluding the warrant charges related to the Accenture warrant issue in May 2001, sales and marketing expense decreased by $304,000, or 2.8%, to $10.6 million in the six months ended June 30, 2002 from $10.9 million in the six months ended June 30, 2001. This decrease in sales and marketing expense is primarily the result of a $1.2 million reduction in spending for advertising, marketing and promotional activities, partially offset by an increase in salary and fringe benefit costs. As a percentage of total net revenues, sales and marketing expense excluding the non-cash warrant charge decreased to 35.9% for the period ended June 30, 2002 from 37.1% for the period ended June 30, 2001.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 2002 were $8.5 million, increasing by $1.2 million, or 17.0%, as compared to $7.3 million in the six months ended June 30, 2001. This increase in spending is principally attributable to $938,000 in higher salary and fringe benefit costs, approximately 40% of which is the direct result of engineers hired pursuant to our recent acquisitions of NetReturn and Menerva. As a percentage of total net revenues, research and development expense increased to 28.8% for the period ended June 30, 2002, from 24.8% for the period ended June 30, 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $1.1 million, or 26.4%, to $3.1 million in the first two quarters of 2002 from $4.2 million for the first two quarters of 2001. The decrease in general and administrative expenses is primarily attributable to reductions in salary and benefit costs, as headcount was reduced from 41 at June 30, 2001 to 32 at June 30, 2002, legal fees and travel expenses. As a percentage of total net revenues, general and administrative expenses decreased to 10.3% for the period ended June 30, 2002, from 14.1% for the period ended June 30, 2001.

         DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company's Internet portal. Excluding amortization related to the Internet portal, the value of which was written off during the third quarter of 2001, depreciation expense increased by $72,000, or 6.5%, from $1.1 in the six months ended June 30, 2001 to $1.2 million in the six months ended June 30, 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. The Company did not record any amortization of goodwill during the six months ended June 30, 2002 as a result of our adoption of SFAS No. 142 on January 1, 2002. Amortization expense totaling $2.4 million in the six months ended June 30, 2002 represents the amortization of other purchased intangibles with determinable useful lives. Excluding the effect of the amortization of goodwill, amortization expense increased by $1.6 million, or 215.2%, from $756,000 in the six months ended June 30, 2001. This increase in amortization of other purchased intangible assets is attributable to the consummation of additional acquisitions during 2002 and 2001. Amortization of goodwill for the six months ended June 30, 2001 amounted to $1.8 million.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with each of the acquisitions of Menerva Technologies, Inc. in March 2002 and BCL Vision, Ltd. in April 2001, we allocated $1.0 million of the purchase price to in-process research and development. These allocations were based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the respective acquisitions.

OTHER INCOME, NET

         Other income, net decreased by $897,000, or 88.6%, from $1.0 million in the six months ended June 30, 2001, to $115,000 in the six months ended June 30, 2002. This decrease is primarily the result of reduced interest yields, lower average cash balances during the period and a significant increase in state franchise tax payments.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all quarters in 2001 and the first two quarters of 2002 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the six months ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million was held in an escrow account pending conversion of the preferred stock into common stock. The $17 million in preferred stock was redeemed on July 2, 2002. (See Note 6 to the condensed consolidated financial statements.)

         We are a minority investor in a private technology company and could be required to invest up to an additional $1.4 million in this entity if, before March 30, 2003, other investors agree to invest equal amounts on terms that are the same as or less favorable than the terms offered to us, and our total investment does not exceed 19.9% of the outstanding common stock of the private issuer.

         At June 30, 2002, we had cash and cash equivalents of $37.3 million and net working capital - excluding our $17.0 million restricted cash balance - of $38.6 million. Also on June 30, 2002, we had no long-term or short-term debt, other than obligations under capital lease financings.

         Net cash used in operating activities for the six months ended June 30, 2002 was $3.8 million, as compared to net cash used in operating activities of $1.5 million in the six months ended June 30, 2001. For the six months ended June 30, 2002, our net loss of $4.7 million was nearly offset by non-cash items depreciation and amortization of $3.5 million and in-process research and development of $1.0 million. Net cash used in operating activities consisted primarily of a $2.3 million decrease in accrued expenses and increases of $1.0 million and $948,000 in prepaid expense and other current assets and accounts receivable, respectively. The year-to-date decrease in accrued expenses from December 31, 2002 is largely attributable to the following disbursements during 2002: $1.4 million in 2001 year end bonuses, $712,000 in earnout payments to the former ChiCor shareholders, and $622,000 in payments against the 2001 restructuring accruals. For the six months ended June 30, 2001, net cash used in operating activities consisted primarily of our net loss of $8.7 million, as adjusted for depreciation and amortization of $5.3 million and in-process research and development of $1.0 million. Also, a decrease in accounts receivable of $2.9 million was largely offset by decreases of $1.6 million and $1.2 million in accounts payable and deferred revenue, respectively. The decrease in accounts receivable represented significantly improved collection activity during the first half of 2001.

         Net cash used in investing activities was $4.0 million for the six months ended June 30, 2002 and $9.9 million for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 consisted of $520,000 in purchases of property and equipment and $3.4 million related to the acquisitions of NetReturn and Menerva. Net cash used in investing activities for the six months ended June 30, 2001 primarily reflects $1.4 million in purchases of property and equipment, and $6.9 million related to the acquisitions of ChiCor, Vintage, Intersoft and BCL Vision, and a $1.6 million investment in Tibersoft Corporation, a privately-held provider of business-to-business network trading solutions for the food service industry. The $870,000 decrease in purchases of property and equipment for the period ended June 30, 2002 relative to the period ended June 30, 2001 reflects the reduction in our headcount over the past 12 months.

         Net cash provided by financing activities was $9.0 million for the six months ended June 30, 2002, consisting primarily of net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.6 million of stock option exercises. Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2001, consisting principally of proceeds from stock option exercises.

         We currently anticipate that our cash and cash equivalents of $37.3 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, acquisitions, the timing of expanded product and service offerings and the success of these offerings once they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

         We incurred net losses of $24.2 million in the year ended December 31, 2000, $21.2 million in the year ended December 31, 2001 and $4.7 million in the six months ended June 30, 2002, and we had an accumulated deficit at June 30, 2002 of $55.8 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, sales and marketing expenses, and non-cash expenses related to acquisitions. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our second quarter results in both 2002 and 2001 were impacted by a number of factors that deferred purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. Although we have been profitable in certain years, we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

         Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client's need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide tools. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as occurred in our second quarter of both 2002 and 2001, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

         Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including offices in Chicago, Illinois, Fairfield, Connecticut, Redwood City, California and London, United Kingdom. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $57.8 million in the year ended December 31, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 359 as of June 30, 2002. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

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

         A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues, as we experienced in the second quarters of fiscal 2002 and 2001, may cause significant variations in operating results in any quarter. If our quarterly results do not meet the expectations of market analysts or investors, our stock price is likely to decline.

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

WE CANNOT BE SURE THAT OUR INITIATIVES TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR CARS PRODUCTS WILL BE SUCCESSFUL

         As part of our growth strategy, we have acquired companies that target markets other than the healthcare market and have undertaken initiatives to sell our CARS software suite of products and services in markets other than the healthcare market, including the consumer packaged goods, foodservice and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have entered into strategic relationships with Procter & Gamble and Accenture, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products and other industries.

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

         As of June 30, 2002, the Company's cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at June 30, 2002 amounted to 1.74 percent.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Modification of Constituent Instruments

       On July 2, 2002, the Company redeemed all of its issued and outstanding shares of redeemable convertible preferred stock. Accordingly, no shares of preferred stock are outstanding.

(b) Change in Rights

       None

(c) Changes in Securities

       None

(d) Use of Proceeds

       The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 30, 2002. The stockholders of the Company elected members of the Board of Directors.

  --------------------------------------------------------------------------------------------
                                          NUMBER OF SHARES OF COMMON STOCK
                               ---------------------------------------------------------------
                                     FOR           AGAINST         BROKER         NON-VOTES
                                                                 ABSTAINED
  --------------------------------------------------------------------------------------------
   William F. Doyle              29,260,136        560,917           -               -
  --------------------------------------------------------------------------------------------
   Murray B. Low                 29,259,995        561,058           -               -
  --------------------------------------------------------------------------------------------
   Karl E. Newkirk               29,517,595        303,458           -               -
  --------------------------------------------------------------------------------------------
   A. Leigh Powell               28,316,192      1,504,861           -               -
  --------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The exhibits listed on the Exhibit Index are filed herewith.

       (b) On May 21, 2002, we filed a current report of Form 8-K pursuant to Items 4 and 7 thereof, reporting the dismissal of Arthur Andersen LLP as I-many's independent auditors.

       (c)    On May 23, 2002, we filed a current report of Form 8-K pursuant to
              Item 4 thereof, reporting the appointment of Deloitte & Touche LLP as I-many's independent auditors.

       (d) On July 11, 2002, we filed a current report of Form 8-K pursuant to Items 2 and 7 thereof, reporting the agreement to accelerate the redemption of all of the 1,700 outstanding shares of our Series A Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          I-MANY, INC

Date:  August 13, 2002                    By: /s/ Kevin F. Collins
                                          ---------------------------------
                                          Kevin F. Collins
                                          Chief Financial Officer and Treasurer


                                          /s/ Kevin F. Collins
                                          ---------------------------------
                                          Kevin F. Collins
                                          Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit No.       Description

         10.1 Amendment dated April 19, 2002 to the Employment Agreement of Terrence M. Nicholson

         99.1            Certification Pursuant to 18 U.S.C. Section 1350