Form 10-Q
period 2002-09-30
I MANY INC
filed 2002-11-19
CIK 1104017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-30883

I-MANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0524931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

537 Congress Street
5th Floor
Portland, Maine 04101-3353
(Address of principal executive offices)

(207) 774-3244
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

On November 11, 2002, 40,347,007 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Certain Factors That May Affect Future Operating Results” as well as in the Form 10-Q generally. The Company uses words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “should,” “may,” “will,” “scheduled” and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, its expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market, which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described elsewhere in the Form 10-Q.

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

I-MANY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I-MANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related information)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$37,085	$36,015
Accounts receivable, net of allowance	14,021	13,412
Prepaid expenses and other current assets	1,539	692

Total current assets	52,645	50,119
Property and equipment, net	3,876	4,709
Other assets	251	1,496
Goodwill and other purchased intangibles, net	44,165	34,814

Total assets	$100,937	$91,138

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,911	$2,207
Accrued expenses	7,208	7,082
Deferred revenue	7,354	6,373

Total current liabilities	16,473	15,662
Capital lease obligations, net of current portion	42	105
Deferred rent	74	115

Total liabilities	16,589	15,882

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value
Authorized—1,700 shares Issued and outstanding—none	—	—
Undesignated preferred stock, $.01 par value
Authorized—4,998,300 shares Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares Issued and outstanding—40,347,007 and 37,200,988 shares at September 30, 2002 and December 31, 2001, respectively	4	4
Additional paid-in capital	144,348	125,224
Deferred stock-based compensation	(59)	(94)
Stock subscription payable	—	1,168
Accumulated other comprehensive income (loss)	10	(5)
Accumulated deficit	(59,955)	(51,041)

Total stockholders’ equity	84,348	75,256

Total	$100,937	$91,138

See notes to condensed consolidated financial statements.

I-MANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net Revenues:
Product	$7,863	$7,627	$24,452	$21,966
Services	5,633	6,452	18,612	21,555

Total net revenues	13,496	14,079	43,064	43,521
Cost of revenues	3,490	3,733	11,148	13,366

Gross profit	10,006	10,346	31,916	30,155

Operating expenses:
Sales and marketing	5,559	4,684	16,184	16,413
Research and development	4,192	3,871	12,717	11,158
General and administrative	1,768	1,776	4,821	5,926
Depreciation	606	584	1,790	3,362
Amortization of goodwill and other intangible assets	1,340	2,028	3,723	4,599
In-process research and development	—	2,700	1,000	3,700
Restructuring and other charges	780	3,045	780	3,045

Total operating expenses	14,245	18,688	41,015	48,203

Loss from operations	(4,239)	(8,342)	(9,099)	(18,048)
Other income, net	70	281	185	1,293

Net loss	$(4,169)	$(8,061)	$(8,914)	$(16,755)

Basic and diluted net loss per common share	$(0.10)	$(0.23)	$(0.23)	$(0.49)

Weighted average shares outstanding	40,344	35,815	39,549	34,400

See notes to condensed consolidated financial statements

I-MANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,914)	$(16,755)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,478	7,912
In-process research and development	1,000	3,700
Restructuring and other charges	780	2,385
Amortization of deferred stock-based compensation	35	48
Marketing expense related to issuance of warrant	20	800
Stock compensation expense	—	24
Deferred rent	(41)	—
Changes in current assets and liabilities net of acquisitions:
Accounts receivable	(597)	2,214
Prepaid expense and other current assets	(793)	(348)
Accounts payable	(296)	(837)
Accrued expenses	(1,963)	1,065
Deferred revenue	895	(2,432)

Net cash used in operating activities	(4,396)	(2,224)

Cash flows from investing activities:
Purchases of property and equipment	(720)	(1,610)
Additional cash paid to acquire Chi-Cor Information Management, Inc.	—	(1,979)
Cash paid to acquire Vintage Software, Inc.	—	(731)
Cash paid to acquire Intersoft International, Inc.	—	(591)
Cash paid to acquire BCL Vision, Ltd.	—	(4,539)
Cash paid to acquire Provato, Inc.	—	(3,382)
Cash paid to acquire NetReturn, LLC	(634)	—
Cash paid to acquire Menerva Technologies, Inc.	(2,749)	—
Decrease (increase) in other assets	502	(327)

Net cash used in investing activities	(3,601)	(13,159)

Cash flows from financing activities:
Net proceeds from private placement sale of common stock	7,411	—
Payments on capital lease obligations	(64)	(42)
Proceeds from exercise of stock options	1,652	2,586
Proceeds from Employee Stock Purchase Plan	68	108

Net cash provided by financing activities	9,067	2,652

Net increase (decrease) in cash and cash equivalents	1,070	(12,731)
Cash and cash equivalents, beginning of period	36,015	50,639

Cash and cash equivalents, end of period	$37,085	$37,908

	(continued )

I-MANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$34	$43

Supplemental Disclosure of Noncash Activities:
Issuance of redeemable convertible preferred stock, proceeds held in escrow	$17,000	$—

Redemption of redeemable convertible preferred stock	$17,000	$—

Issuance of common stock pursuant to non-cash exercise of warrant	$—	$100

Issuance of warrant to purchase common stock	$20	$800

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2001 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The condensed consolidated balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by Arthur Andersen LLP, the Company’s former independent public accountant, not contained herein. The results of operations for the three and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” and SOP 98-9, “Software Revenue Recognition, With Respect To Certain Arrangements.” In multiple-element arrangements, the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, license fees are recognized on a percentage-of-completion basis. If an acceptance period is required, revenues are deferred until customer acceptance.

Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed for time and materials contracts and using the percentage-of-completion method for fixed fee contracts. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site User Training Conference. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, a portion of the total fee is allocated to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

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

Goodwill and Intangible Assets:

Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess “purchase price” over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

Identified intangible assets (excluding goodwill) are amortized over their useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the fair value of the identified intangible asset to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recognized in an amount equal to that difference. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

NOTE 3.    RECLASSIFICATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

NOTE 4.    NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 651,146 and 1,342,717 for the three months ended September 30, 2002 and 2001, respectively, and 1,952,601 and 2,588,597 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 5.    NEW ACCOUNTING PRONOUNCEMENTS

Effective in January 2002, in accordance with Emerging Issues Task Force Issue No. 01-14, the Company accounts for reimbursements of out-of-pocket expenses related to its professional services business as revenue. These amounts were previously reported as reductions to cost of revenues in the Company’s financial statements. For comparative purposes, the Company has reclassified out-of-pocket reimbursement amounts as revenue in its 2001 financial statements. The effects of these reclassifications are increases in service revenues of $300,000 and $1.4 million for the three and nine months ended September 30, 2001, respectively. In the three and nine months ended September 30, 2002, reimbursements of out-of-pocket expenses amounted to $269,000 and $890,000, respectively.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations be accounted for using the purchase method. Under SFAS No. 142, goodwill and certain intangible assets with indefinite useful lives will no longer be amortized. Instead, these assets will be reviewed for impairment on an annual basis, and the Company has selected March 31 as its annual testing date. The Company has completed its transitional tests required by the standard and no impairment was evident.

As of December 31, 2001, the net carrying value of the Company’s goodwill totaled $21.7 million. No amortization expense was recorded for the three and nine months ended September 30, 2002 as a result of the Company’s adoption of SFAS No. 142. Amortization of goodwill for the three and nine months ended September 30, 2001 amounted to $1.3 million and $3.2 million, respectively. The following unaudited pro forma information summarizes the effect of excluding goodwill amortization expense retroactive to January 1, 2001. Pro forma results are in thousands of dollars, except per share data:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(Unaudited)
Net loss as reported	$(8,061)	$(16,755)
Add back goodwill amortization	1,341	3,157

Pro forma net loss	$(6,720)	$(13,598)

Pro forma net loss per share	$(0.19)	$(0.40)

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on recognizing and measuring impairment for certain long-lived assets. Management is currently evaluating the impact this statement will have on the Company’s financial statements.

In November 2001, the Emerging Issues Task Force reached consensus on EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-9 requires that consideration given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. To the extent that consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense. Pursuant to its adoption of EITF No. 01-9, the Company recognized $326,000 in sales and marketing expense related to reseller activities during the quarter ended September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies certain accounting pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003. The Company does not expect the adoption of SFAS No. 145 will have a material impact on the Company’s operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of SFAS No. 146, but does not expect that it will have a material impact on the Company’s financial statements.

NOTE 6.    PRIVATE PLACEMENT

On February 20, 2002, the Company completed a private placement of its common stock and preferred stock, issuing 1,100,413 shares of its common stock and the warrants described below at a total price of $7.27 per common share and 1,700 shares of redeemable convertible preferred stock at a purchase price of $10,000 per share. The Company received proceeds of approximately $7.4 million, net of commissions and other fees, from the sale of the common stock. Proceeds of $17.0 million related to the issuance of preferred stock were held in escrow pending conversion or redemption of the shares of preferred stock, and the proceeds were recorded as restricted cash on the Company’s condensed consolidated balance sheet at June 30, 2002. On July 2, 2002, the Company redeemed all 1,700 outstanding shares of the redeemable convertible preferred stock at a price equal to the original $17.0 million purchase price, plus accrued interest.

The warrants issued by the Company to the common stock investors consisted of a warrant exercisable for 180 days after the closing to purchase up to an additional 165,062 shares at an exercise price of $7.27 per share (which has since expired) and a seven-year warrant to purchase up to an additional 165,062 shares at an exercise price of $7.50 per share.

NOTE 7.    SIGNIFICANT CUSTOMERS

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	September 30,
	2002	2001
Customer A	*	18%
Customer B	15%	*

The Company had certain customers whose revenues individually represented a significant percentage of total net revenues, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Customer A	*	18%	*	15%
Customer B	14%	*	*	*
* was less than 10% of the Company’s total

NOTE 8.    ACQUISITIONS

CHI-COR INFORMATION MANAGEMENT, INC.

On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. (“ChiCor”) for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off a $754,000 outstanding bank loan, 239,621 shares of Company common stock with a fair value of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. In addition, based upon achievement against certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders received additional consideration of $3.5 million, consisting of $2.3 million in cash and 117,781 shares of Company common stock with a fair value as measured at the respective quarter ends of $1.2 million. The $3.5 million in additional consideration was treated as additional purchase price and recorded as goodwill. The Company has consolidated the operations of ChiCor beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to in-process research and development, totaling $2.4 million, was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the ChiCor acquisition.

VINTAGE SOFTWARE, INC.

On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (“Vintage”), a software company, which marketed a competing product to the Company’s CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included $433,000 of cash, 34,096 shares of Company common stock with a fair value of $400,000, earnout bonuses paid of $200,000, and transaction costs of $98,000. The Company has consolidated the operations of Vintage beginning on the date of acquisition.

INTERSOFT INTERNATIONAL, INC.

On March 2, 2001, the Company acquired all of the outstanding capital stock of Intersoft International, Inc. (“Intersoft”), a supplier of sales and marketing automation products for the foodservice broker industry. The initial purchase price of $3.2 million included $500,000 of cash, 115,732 shares of Company common stock with a fair value of $2.2 million, assumed liabilities of $411,000 and transaction costs of $99,000. In addition, based upon achievement against certain quarterly revenue and income milestones through March 31, 2002, the Intersoft shareholders received additional consideration of $83,000, consisting of 4,618 shares of Company common stock with a fair market value of $80,000 and $3,000 in cash. The $83,000 in additional consideration was treated as additional purchase price and recorded as goodwill. Effective March 31, 2002, no additional consideration can be earned by the Intersoft shareholders. The Company has consolidated the operations of Intersoft beginning on the date of acquisition.

BCL VISION LTD.

On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (“BCL,” renamed I-many International Limited), a provider of collection and dispute management software and services based in London, United Kingdom. The purchase price of $12.2 million consisted of cash of $4.0 million, 685,084 shares of Company common stock with a fair value of $6.8 million, assumed liabilities of $870,000 and transaction costs of $500,000. The Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.1 million to the tangible and intangible assets acquired. Based on this appraisal, $952,000 was allocated to tangible assets, $10.2 was allocated to goodwill and other intangible assets and $1.0 million was allocated to in-process research and development. The portion of the purchase price allocated to in-process research and development was determined based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition.

PROVATO, INC.

On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. (“Provato”). The purchase price of $16.8 million consisted of 1,975,739 shares of the Company’s common stock valued at $11.2 million, a fully-vested warrant to purchase 4,546 shares of the Company’s stock valued at approximately $25,000, the assumption of approximately $2.1 million of liabilities, and $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger. In connection with the acquisition, the Company also incurred transaction costs of $1.8 million, which included approximately $1.2 million of Provato’s merger-related costs. The Company has consolidated the operations of Provato beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $16.8 million to the tangible and intangible assets acquired. Based on this appraisal, $870,000 was allocated to tangible assets, $13.2 million was allocated to goodwill and other intangible assets and $2.7 million was allocated to in-process research and development. The portion of the purchase price allocated to in-process research and development was determined based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

NETRETURN LLC

On March 12, 2002, the Company acquired substantially all the assets of NetReturn, LLC (“NetReturn”), a Connecticut limited liability company located in Fairfield, Connecticut, for a purchase price of up to $5.4 million. The primary asset acquired was NetReturn’s library of software applications and tools. The initial consideration of approximately $3.4 million consisted of $500,000 of cash, 429,017 shares of the Company’s common stock with a fair value of $2.8 million and estimated transaction costs of $134,000. In addition, upon achievement of certain revenue milestones through March 11, 2003, the NetReturn shareholders are entitled to additional consideration of up to $2.0 million, payable in cash or common stock at the Company’s election. Based on the relevant cumulative revenue level realized as of September 30, 2002, the Company has recorded $500,000 of additional consideration, which is included in accrued expenses and recorded as additional goodwill. The Company has consolidated the operating results of NetReturn beginning on the date of acquisition.

MENERVA TECHNOLOGIES, INC.

On March 28, 2002, the Company acquired, in a merger transaction, all of the outstanding capital stock of Menerva Technologies, Inc. (“Menerva”), a Delaware corporation located in Redwood City, California, which markets buy-

side contract software solutions, for a purchase price of up to $12.7 million. The initial consideration of approximately $9.7 million consisted of cash of $2.4 million, 982,191 shares of the Company’s common stock with a fair value of $6.0 million, the assumption of fully-vested stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $792,000 and estimated transaction costs of $410,000. In addition, upon achievement of certain revenue milestones through March 31, 2003, the former Menerva shareholders are entitled to additional consideration of up to $3.0 million, payable in cash or common stock at the Company’s election. Since the likelihood of the revenue milestones being achieved is uncertain, no contingent consideration has been recorded in the accompanying condensed consolidated financial statements. The Company has consolidated the operating results of Menerva beginning on the date of acquisition.

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

The value of the purchased in-process research and development was computed using a discount rate of 30% on the projected incremental revenue stream of the product enhancements, net of anticipated costs and expenses. The 30% discount rate was derived based on the Company’s estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Menerva. The determined value was then adjusted to reflect only the value creation efforts of Menerva prior to the close of the acquisition. At the time of the acquisition, the project was approximately 60% complete. The Company invested an additional $350,000 in the project following acquisition. The project’s development progressed, in all material respects, consistently with the assumptions that the Company had used for estimating its fair value. The project was subsequently completed in May 2002.

PRO FORMA INFORMATION

The following unaudited pro forma information summarizes the effect of each of the aforementioned acquisitions, excluding ChiCor, as if the acquisitions had occurred as of January 1, 2001. Pro forma revenues for 2001 include approximately $900,000 of work-for-hire consulting services performed by an acquired company that were discontinued at the time of the acquisition. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisitions on January 1, 2001, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results are in thousands of dollars, except per share data:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Pro forma revenues	$43,222	$45,966
Pro forma net loss	$(9,760)	$(33,923)
Pro forma net loss per share	$(0.24)	$(0.92)

NOTE 9.    STRATEGIC RELATIONSHIP AGREEMENTS

PROCTER & GAMBLE COMPANY

In May 2000, the Company entered into a Strategic Relationship Agreement (the “P&G Agreement”) with the Procter & Gamble Company (“P&G”), pursuant to which P&G designated the Company as its exclusive provider of purchase contract management software for its commercial products group for a period of at least three years. In addition, P&G agreed to provide the Company with certain strategic marketing and business development services over the term of the P&G Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

As consideration for entering into the P&G Agreement, the Company will pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. To date, no such royalties have been earned or paid. In addition, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of the Company’s common stock. The warrant did not require any future product purchases or service performance. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a non-cash exercise during 2000. In addition, the Company agreed to grant P&G warrants to purchase up to 125,000 additional shares of common stock, exercisable at the then current fair market value per share, upon the achievement of milestones set forth in the P&G Agreement, as defined. To date, none of these milestones have been achieved and no additional warrants have been granted.

Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company calculated the fair value of the warrant to purchase 875,000 shares of common stock as approximately $3.8 million. $1.2 million of this amount was recorded as a reduction of the revenue derived from the license agreement with P&G, and the remaining $2.6 million was recorded as sales and marketing expense. The Company will calculate and record the fair value of any future warrants to purchase additional shares of common stock as P&G provides the services set forth in the P&G Agreement.

ACCENTURE

In April 2001, the Company entered into a Marketing Alliance Agreement (the “Accenture Agreement”) with Accenture LLP, pursuant to which Accenture designated the Company as their preferred provider of automated contract management solutions for a period of at least three years. In addition, Accenture agreed to provide the Company with certain strategic marketing and business development services at no charge over the term of the Accenture Agreement.

As consideration for entering into the Accenture Agreement, the Company has designated Accenture as its preferred business integration provider for the Company’s CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $9.725 per share. The warrant does not require any future product purchases or service performance. Since Accenture is an integration provider for the Company’s products and not a customer, the full fair value of the warrant issued to Accenture was recorded as sales and marketing expense. Accenture is a sales agent, not a principal as defined in EITF No. 99-19. In addition, the Company has agreed to grant Accenture additional future warrants, each with a value equal to 10% of any revenues generated from certain future software licenses to Accenture’s clients and prospects. To date, no such warrants have been earned or paid.

NOTE 10.    SEGMENT DISCLOSURE

The Company measures operating results as three reportable segments, each of which provides multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The Company’s reportable segments are strategic business units that market to separate and distinct business groups: (i) life sciences, which includes pharmaceutical manufacturers, (ii) consumer packaged goods and food services, and (iii) other industries. The following tables reflect the results of the segments consistent with the Company’s information management system. Amounts are in thousands of dollars.

	Life Science	Consumer Packaged Goods & Food Services	Other	Totals
For the three months ended September 30, 2002:

Revenues	$8,355	$ 4,287	$854	$13,496
Segment loss	(2,922)	(301)	(946)	(4,169)
Segment assets	62,596	16,422	21,919	100,937

For the nine months ended September 30, 2002:

Revenues	$30,069	$ 9,309	$3,686	$43,064
Segment loss	(4,404)	(1,929)	(2,581)	(8,914)
Segment assets	62,596	16,422	21,919	100,937

For the three months ended September 30, 2001:

Revenues	$12,038	$ 1,690	$351	$14,079
Segment loss	(1,931)	(1,719)	(4,411)	(8,061)
Segment assets	56,358	15,271	22,790	94,419

For the nine months ended September 30, 2001:

Revenues	$35,946	$ 6,671	$904	$43,521
Segment loss	(7,448)	(3,244)	(6,063)	(16,755)
Segment assets	56,358	15,271	22,790	94,419

NOTE 11.    RESTRUCTURING AND OTHER CHARGES

In the quarter ended September 30, 2002, the Company recorded a $780,000 charge which represented a write-off of the entire net carrying value of its investment in Tibersoft Corporation, a privately-held technology company. The write-off was predicated on the Company’s determination that the likelihood of Tibersoft’s ability to raise equity financing, if at all, with terms that would not significantly dilute the Company’s liquidation preference in Tibersoft’s assets was unlikely.

In the quarter ended September 30, 2001, the Company recorded a $3.0 million charge in connection with a restructuring of the Company’s operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge were $2.4 million in net carrying value of the Company’s internet portal, $540,000 in severance pay, and $108,000 in facility lease costs. In abandoning its internet portal, the Company ceased all support of the portal site, discontinued all related development, and eliminated or reassigned all personnel previously assigned to the project. The balance of the severance and related charges were incurred in association with the Company’s decision to restructure certain of its operations in order to improve workforce efficiencies.

In the quarter ended December 31, 2001, the Company recorded $1.7 million in charges in connection with the closing of its Oakland, California office and a write-down in value of certain intangible assets. Included in the $1.7 million charge was $368,000 in severance costs, $445,000 in facility lease and related costs, and an $895,000 write-down of the carrying value of goodwill related to the Intersoft acquisition.

A rollforward of the Company’s accrued liability for restructuring charges is as follows. Amounts are in thousands of dollars:

	Severance Costs	Facility Lease & Related Costs	Total
Balance at December 31, 2001	$257	$611	$868
Payments during nine months ended September 30, 2002	(257)	(544)	(801)

Balance at September 30, 2002	$0	$67	$67

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Certain Factors That May Affect Our Future Operating Results” and elsewhere in this report.

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their business-to-business relationships through the entirety of the contract management lifecycle. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 9 of the 10 largest and 15 of the 20 largest pharmaceutical manufacturers, ranked according to 2001 annual healthcare revenues. We have also expanded our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries, and to procurement side contracting. Our acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) in November 2000 and Intersoft International, Inc. (“Intersoft”) in March 2001 have provided us with accepted products, customers and expertise in the consumer products and foodservice vertical markets. Also, our acquisitions of BCL Vision Ltd. (“BCL”) (renamed I-many International Limited) in April 2001, NetReturn LLC (“NetReturn”) in March 2002 and Menerva Technologies, Inc. (“Menerva) in March 2002 have expanded our portfolio of software solutions, which we market to customers within our currently-targeted and other vertical markets. The acquired companies’ revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions. As a result, any period-to-period comparisons of the Company’s historical results of operations are affected by the timing of the company’s acquisitions.

In the first quarter of 2002, we introduced I-many/ContractSphere, which is planned to provide a wide range of contract management capabilities with both buy- and sell-side contract management functions, from contract planning, negotiation and creation to accurate and timely transaction compliance, settlement and analytics. We envision that all contracts in an enterprise will eventually be seamlessly managed by a single, integrated enterprise contract management solution utilizing a central contract repository and uniform contract business process to provide companies with consistent and accurate access to the value of its contracts, which are otherwise often locked in filing cabinets.

We have generated revenues from both products and services. Product revenues — which had been principally comprised of software license fees generated from our CARS software suite and now includes licensing of deductions, trade promotions, collections and disputes management, government pricing compliance software and ContractSphere software solutions, which were acquired or developed based upon acquired technology — accounted for 50.5% of net revenues in the nine months ended September 30, 2001 and 56.8% of net revenues in the nine months ended September 30, 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 49.5% of net revenues in the nine months ended September 30, 2001 and 43.2% of net revenues in the nine months ended September 30, 2002.

After being profitable in both 1997 and 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding acquisition-related amortization and write-offs, restructuring charges and charges related to minority equity investments) have increased significantly since 1997, from $4.2 million for the 12 months ended December 31, 1997 to $48.1 million for the 12 months ended December 31, 2001 and $35.5 million for the nine months ended September 30, 2002. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 67 employees as of December 31, 1997 to 363 employees at September 30, 2002.

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

We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” and SOP 98-9, “Software Revenue Recognition, With Respect To Certain Arrangements.” In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the license fee on a percentage-of-completion basis. If an acceptance period is required, revenues are deferred until customer acceptance.

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

Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess “purchase price” over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

Identified intangible assets (excluding goodwill) are amortized over their useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the fair value of the identified intangible asset to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recognized in an amount equal to that difference. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

We account for consideration given to a customer or a reseller of our products as a reduction of revenue in certain circumstances. To the extent that consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

RECENT EVENTS

On June 28, 2002, we agreed to accelerate the redemption of all of the 1,700 outstanding shares of our Series A Convertible Preferred Stock (“Preferred Shares”) from the two entities that held the Preferred Shares. The preferred shares were redeemed on July 2, 2002. In consideration for the redemption of the Preferred Shares, we paid the holders of the Preferred Shares $17.1 million, consisting of the original $17.0 million purchase price for the Preferred Shares and $106,000 of interest accrued on the $17.0 million purchase price while held in an escrow account since February 19, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET REVENUES

Net revenues decreased by $583,000, or 4.1%, to $13.5 million for the quarter ended September 30, 2002 from $14.1 million for the quarter ended September 30, 2001. Net revenues outside of the life sciences segment increased to 38.1% of net revenue for the quarter ended September 30, 2002 from 24.4% for the quarter ended September 30, 2001. Product revenues increased by $236,000, or 3.1%, to $7.9 million for the quarter ended September 30, 2002 as compared to the same period last year. The average size of license contracts decreased slightly while the number of license contracts sold increased, resulting in a modest net increase in license revenues. As a percentage of total license revenue, license revenues derived from outside the life sciences segment increased significantly to 43.4% in the third quarter of 2002, as compared to 19.9% in the third quarter of 2001. The shift reflects an increased emphasis in selling outside of the life sciences market vertical as well as greater acceptance of the Company’s solutions in other vertical markets, particularly consumer products.

As a percentage of total net revenues, product revenues increased to 58.3% for the quarter ended September 30, 2002, from 54.2% for the quarter ended September 30, 2001. Service revenues decreased by $819,000, or 12.7%, to $5.6 million for the quarter ended September 30, 2002, from $6.5 million for the quarter ended September 30, 2001. This reduction principally reflects a decrease in maintenance and support fees that is attributable to lower fees charged on license renewals, since maintenance fees are determined as a percentage of license fees. Also, revenues derived from hosting services decreased due to the transition of several customers’ software installations to self-supported versions. Professional service revenues were essentially unchanged.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $243,000, or 6.5%, to $3.5 million for the quarter ended September 30, 2002, from $3.7 million for the quarter ended September 30, 2001. This decrease is due primarily to the reduction in subcontractor consulting costs from $435,000 in the third quarter of 2001 to $161,000 in the third quarter of 2002.

As a percentage of total net revenues, cost of revenues decreased to 25.9% for the quarter ended September 30, 2002, from 26.5% for the quarter ended September 30, 2001. This decrease in cost of revenues as a percentage of total net revenues is attributable to the decrease in subcontractor costs discussed above and to the increase in product revenues as a percent of total revenues (product revenues typically generating higher margins than service revenues).

OPERATING EXPENSES

SALES AND MARKETING.    Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included a one-time, non-cash charge of $800,000 in the quarter ended June 30, 2001 related to the value associated with the granting of a common stock warrant to Accenture. Sales and marketing expense increased by $875,000, or 18.7%, to $5.6 million in the three months ended September 30, 2002 from $4.7 million in the three months ended September 30, 2001. This increase in sales and marketing expense is primarily the result of increases in sales force salary, commission and fringe benefit costs and travel expenses, which resulted directly from an increase in quota carrying sales headcount, and to reseller expenses incurred during the quarter. As a percentage of total net revenues, sales and marketing expense increased to 41.2% for the quarter ended September 30, 2002 from 33.3% for the quarter ended September 30, 2001.

RESEARCH AND DEVELOPMENT.    Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $321,000, or 8.3%, to $4.2 million for the quarter ended September 30, 2002, from $3.9 million for the quarter ended September 30, 2001. This increase in research and development expenses is principally attributable to higher salary and fringe benefit costs, most of which is the direct result of engineers hired pursuant to our recent acquisitions of NetReturn and Menerva. As a percentage of total net revenues, research and development expense increased to 31.1% for the quarter ended September 30, 2002, from 27.5% for the quarter ended September 30, 2001.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses decreased by $8,000, or less than 1%, to $1.8 million in the third quarter of 2002. Reductions in salary and benefit costs, legal fees and travel expenses were largely offset by higher insurance costs and additions to the provision for bad debts incurred in the third quarter of 2002. As a percentage of total net revenues, general and administrative expenses increased to 13.1% for the quarter ended September 30, 2002, from 12.6% for the quarter ended September 30, 2001.

DEPRECIATION.    Depreciation expense increased by $22,000, or 3.8%, from $584,000 in the third quarter of 2001 to $606,000 in the third quarter of 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS.    The Company did not record any amortization of goodwill during the three and nine months ended September 30, 2002 as a result of our adoption of SFAS No. 142 on January 1, 2002. Amortization expense totaling $1.3 million in the quarter ended September 30, 2002 represents the amortization of other purchased intangibles with determinable useful lives. Excluding the effect of the amortization of goodwill, amortization expense increased by $653,000, or 95.1%, from $687,000 in the three months ended September 30, 2001. This increase in amortization of other purchased intangible assets is attributable to the consummation of additional acquisitions during the third quarter of 2001 and first quarter of 2002. Amortization of goodwill for the three months ended September 30, 2001 amounted to $1.3 million.

IN-PROCESS RESEARCH AND DEVELOPMENT.    In connection with the acquisition of Provato, Inc. in the quarter ended September 30, 2001, we allocated $2.7 million of the purchase price to in-process research and development, which was immediately expensed as it had no future alternative use. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the Provato acquisition. There were no acquisitions during the quarter ended September 30, 2002.

RESTRUCTURING AND OTHER CHARGES.    In the quarter ended September 30, 2002, we recorded a $780,000 charge which represented a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company. In the quarter ended September 30, 2001, we recorded a $3.0 million charge in connection with a restructuring of the Company’s operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge was the $2.4 million net carrying value of the internet portal, $540,000 in severance pay, and $108,000 in facility lease costs.

OTHER INCOME, NET

Other income, net decreased by $211,000, or 75.1%, from $281,000 in the quarter ended September 30, 2001, to $70,000 in the quarter ended September 30, 2002. This decrease is primarily the result of reduced interest yields resulting from an overall decline in market interest rates.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2001 and the first three quarters of 2002 and have consequently recorded a valuation allowance against the net deferred tax asset, consisting principally of net operating loss carryforwards, as future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three months ended September 30, 2002 and 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET REVENUES

Net revenues decreased by $457,000, or 1.1%, to $43.1 million for the nine months ended September 30, 2002 from $43.5 million for the nine months ended September 30, 2001. Product revenues increased by $2.5 million, or 11.3%, to $24.5 million for the nine months ended September 30, 2002, from $22.0 million for the same period in 2001. This increase resulted primarily from the introduction and sales of new products derived from technology acquired during 2002. Moreover, in total, both the average size of license contracts and the number of license contracts sold increased as compared to the same period in 2001. As a percentage of total license revenue, license revenues derived from outside the life sciences segment increased to 30.2% in the first three quarters of 2002, as compared to 23.2% in the first three quarters of 2001.

As a percentage of total net revenues, product revenues increased to 56.8% for the nine months ended September 30, 2002, from 50.5% for the nine months ended September 30, 2001. Service revenues decreased by $2.9 million, or 13.7%, to $18.6 million for the nine months ended September 30, 2002, from $21.6 million for the nine months ended September 30, 2001. This reduction reflects decreases in professional services, primarily due to a year-to-year reduction in revenues from one specific consulting engagement, and maintenance and support fees.

COST OF REVENUES

Cost of revenues decreased by $2.2 million, or 16.6%, to $11.1 million for the nine months ended September 30, 2002, from $13.4 million for the nine months ended September 30, 2001. This decrease is due primarily to the reduction in subcontractor consulting costs from $2.4 million in the first nine months of 2001 to $657,000 in the first nine months of 2002. Most of this decrease in subcontractor consulting costs was related to one specific consulting engagement as discussed in “Net Revenues” above. Also, a $514,000 reduction in reimbursable out-of-pocket expenses accounted for the balance of the year over year decrease.

As a percentage of total net revenues, cost of revenues decreased to 25.9% for the nine months ended September 30, 2002, from 30.7% for the nine months ended September 30, 2001. This decrease in cost of revenues as a percentage of total net revenues is attributable to the increase in product revenues as a percent of total revenues, product revenues typically generating higher margins than service revenues, and reduced reliance on subcontracted consultants in our professional services operation.

OPERATING EXPENSES

SALES AND MARKETING.    Excluding the warrant charge related to the Accenture warrant issue in May 2001, sales and marketing expense increased by $571,000, or 3.7%, to $16.2 million in the nine months ended September 30, 2002 from $15.6 million in the nine months ended September 30, 2001. This increase in sales and marketing expense is primarily the result of a $2.7 million increase in sales force salary, commission and fringe benefit costs, largely offset by a $1.3 million reduction in spending for advertising, marketing and promotional activities and a $759,000 decrease in marketing salary and fringe benefit costs. As a percentage of total net revenues, sales and marketing expense excluding the non-cash warrant charge increased to 37.6% for the period ended September 30, 2002 from 35.9% for the period ended September 30, 2001.

RESEARCH AND DEVELOPMENT.    Research and development expenses for the nine months ended September 30, 2002 were $12.7 million, increasing by $1.6 million, or 14.0%, as compared to $11.2 million in the nine months ended September 30, 2001. This increase in spending is principally attributable to $1.3 million in higher salary and fringe benefit costs, most of which is the direct result of engineers hired pursuant to our recent acquisitions of NetReturn and Menerva. As a percentage of total net revenues, research and development expense increased to 29.5% for the period ended September 30, 2002, from 25.6% for the period ended September 30, 2001.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses decreased by $1.1 million, or 18.6%, to $4.8 million in the first three quarters of 2002 from $5.9 million in the first three quarters of 2001. The decrease in general and administrative expenses is primarily attributable to reductions in salary and benefit costs, as headcount was reduced from 41 during 2001 to 30 at September 30, 2002, legal and other consulting fees, and travel expenses. As a percentage of total net revenues, general and administrative expenses decreased to 11.2% for the period ended September 30, 2002, from 13.6% for the period ended September 30, 2001.

DEPRECIATION.    From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company’s Internet portal. Excluding amortization related to the Internet portal, the value of which was written off during the third quarter of 2001, depreciation expense increased by $94,000, or 5.5%, from $1.7 million in the nine months ended September 30, 2001 to $1.8 million in the nine months ended September 30, 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS.    The Company did not record any amortization of goodwill during the nine months ended September 30, 2002 as a result of our adoption of SFAS No. 142 on January 1, 2002. Amortization expense totaling $3.7 million in the nine months ended September 30, 2002 represents the amortization of other purchased intangibles with determinable useful lives. Excluding the effect of the amortization of goodwill, amortization expense increased by $2.3 million, or 158.2%, from $1.4 million in the nine months ended September 30, 2001. This increase in amortization of other purchased intangible assets is attributable to the consummation of additional acquisitions during 2002 and 2001. Amortization of goodwill for the nine months ended September 30, 2001 amounted to $3.2 million.

IN-PROCESS RESEARCH AND DEVELOPMENT.    In connection with each of the acquisitions of Menerva in March 2002, Provato, Inc. in August 2001 and BCL in April 2001, we allocated $1.0 million, $2.7 million and $1.0 million, respectively, of the purchase price to in-process research and development, all of which were immediately expensed as their projects had not reached technological feasibility and had no alternative future use. These allocations were based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the respective acquisitions.

RESTRUCTURING AND OTHER CHARGES.    In the period ended September 30, 2002, we recorded a $780,000 charge which represented a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company. In the period ended September 30, 2001, we recorded a $3.0 million charge in connection with a restructuring of the Company’s operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge was the $2.4 million net carrying value of the internet portal, $540,000 in severance pay, and $108,000 in facility lease costs.

OTHER INCOME, NET

Other income, net decreased by $1.1 million, or 85.7%, from $1.3 million in the nine months ended September 30, 2001, to $185,000 in the nine months ended September 30, 2002. This decrease is primarily the result of reduced interest yields, lower average cash balances during the period and a significant increase in state franchise tax payments.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2001 and the first three quarters of 2002 and have consequently recorded a valuation allowance for the net deferred tax asset, consisting principally of net operating loss carryforwards, as future realization of the tax benefit is uncertain. No provision for income taxes has been recorded in the nine months ended September 30, 2002 and 2001.

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

We are a minority investor in Tibersoft, a privately-held technology company. In October 2002, we reached agreement with this company to terminate any future obligation of I-many to make additional investments in it.

At September 30, 2002, we had cash and cash equivalents of $37.1 million and net working capital of $36.2 million. Also on September 30, 2002, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the nine months ended September 30, 2002 was $4.4 million, as compared to net cash used in operating activities of $2.2 million in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net cash used in operating activities consisted of the net loss of $8.9 million offset by non-cash items depreciation and amortization of $5.5 million, in-process research and development of $1.0 million and restructuring and other charges of $780,000. Other uses of cash included a $2.0 million decrease in accrued expenses, a $793,000 increase in accounts receivable, a $597,000 increase in prepaid expense and other current assets, and an $895,000 increase in deferred revenue. The year-to-date decrease in accrued expenses from December 31, 2001 was largely attributable to $712,000 in earnout payments to the former ChiCor shareholders, and $801,000 in payments against the 2001 restructuring accruals.

For the nine months ended September 30, 2001, net cash used in operating activities consisted primarily of our net loss of $16.8 million, as adjusted for depreciation and amortization of $7.9 million, in-process research and development of $3.7 million and asset write-offs and warrant charges totaling $3.2 million. Also, a decrease in accounts receivable of $2.2 million was offset by a decrease of $2.4 million in deferred revenue. The decrease in accounts receivable represented significantly improved collections during the first nine months of 2001.

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2002 and $13.2 million for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 consisted of $720,000 in purchases of property and equipment and $3.4 million related to the acquisitions of NetReturn and Menerva. Net cash used in investing activities for the nine months ended September 30, 2001 primarily reflects $1.6 million in purchases of property and equipment, and $11.2 million related to the acquisitions of ChiCor, Vintage, Intersoft, BCL Vision and Provato. Purchases of property and equipment for the period ended September 30, 2002 were lower by $890,000 as compared to the period ended September 30, 2001, reflecting reduced technology spending consistent with a reduction in headcount since June 2001 and less investment in enterprise-wide, internal-use software.

Net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2002, consisting primarily of net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.7 million of stock option exercises. Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2001, consisting principally of proceeds from stock option exercises.

We currently anticipate that our cash and cash equivalents of $37.1 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, acquisitions, the timing of expanded product and service offerings and the success of these offerings once they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $24.2 million in the year ended December 31, 2000, $21.2 million in the year ended December 31, 2001 and $8.9 million in the nine months ended September 30, 2002, and we had an accumulated deficit at September 30, 2002 of $60.0 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, sales and marketing expenses, and non-cash expenses related to acquisitions. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our second and third quarter results in 2002 and second quarter results in 2001 were impacted by a number of factors that caused current and prospective customers to defer purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. Although we have been profitable in certain years, we cannot assure you that we will achieve sufficient revenues to become profitable in the future. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower than expected revenue, we may not be profitable.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our customers view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are common in the context of introducing large enterprise-wide tools. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

CURRENT ECONOMIC CONDITIONS MAY WEAKEN OUR SALES

The current downturn and uncertainty in general economic and market conditions have negatively affected and will likely continue to negatively affect demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be harmed. In addition, current world economic and political conditions have reduced the willingness of our customers and prospective customers to commit funds to purchase our products and services. The resulting loss or delay in our sales has had and could continue to have a material adverse effect on our business, financial condition and results of operations.

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

Certain members of our management team are based at our corporate headquarters located in Portland, Maine, and other members of our management team are based at our sales office in Edison, New Jersey. In addition, as a result of our acquisitions, we have added additional facilities, including offices in Chicago, Illinois, Fairfield, Connecticut, Redwood City, California and London, United Kingdom. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Our total revenue increased from $7.5 million in the year ended December 31, 1997 to $57.8 million in the year ended December 31, 2001, and the number of our employees increased from 67 as of December 31, 1997 to 363 as of September 30, 2002. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. Because these individuals are in high demand, we may not be able to attract the staff we need to accommodate our expansion.

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

A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues, as we experienced in recent quarters, may cause significant variations in operating results in any quarter. If our quarterly results do not meet the expectations of market analysts or investors, our stock price is likely to decline.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET HAS DIVERTED AND MAY CONTINUE TO DIVERT RESOURCES AND MANAGEMENT ATTENTION AWAY FROM OUR CORE COMPETENCIES

In connection with our efforts to expand into other markets, it has been necessary for us to hire additional personnel with expertise in these other industries. We may have to divert additional funds, talent, management attention and other resources toward markets that have not traditionally been the primary source of our revenues. The risks of such diversification include the possibility that we will not be successful in generating the revenue we expect from these markets and the possible detrimental effect of diverting resources from our traditional markets.

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

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

WE CANNOT BE SURE THAT OUR INITIATIVES TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR PRODUCTS WILL BE SUCCESSFUL

As part of our growth strategy, we have acquired companies that target markets other than the healthcare market and have undertaken initiatives to sell our CARS and our other contract management software solutions and services in markets other than the healthcare market, including the consumer packaged goods, foodservice and other industries. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct or that we will be successful in adapting our technology to these other markets. Although we have entered into strategic relationships with Procter & Gamble and Accenture, we do not yet know how rapidly or successfully our purchase contract management software solutions will be implemented in the commercial products and other industries.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal and maintain liquidity, while maximizing yields without assuming significant risk.

This is accomplished by investing in widely diversified investments, consisting primarily of short-term, investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure.

As of September 30, 2002, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 30 days or less on the date of purchase, and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at September 30, 2002 amounted to 1.62 percent.

ITEM 4.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

The Company’s chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

I-MANY, INC

Date: November 18, 2002	By: /s/ Kevin F. Collins
Kevin F. Collins Chief Financial Officer and Treasurer

/s/ Kevin F. Collins
Kevin F. Collins Chief Financial Officer

CERTIFICATIONS

I, A. Leigh Powell, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of I-many, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002	/s/ A. Leigh Powell
A. Leigh Powell Chief Executive Officer

I, Kevin F. Collins, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of I-many, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002	/s/ Kevin F. Collins
Kevin F. Collins Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350