Form 10-K
period 2002-12-31
I MANY INC
filed 2003-03-31
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-30883

I-MANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0524931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

399 Thornall Street
12th Floor
Edison, New Jersey	08837
(Address of principal executive offices)	(Zip Code)

(800) 832-0228

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of Class:	Name of Exchange on Which Registered:
Common Stock, $0.0001 par value	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of March 15, 2003, 40,281,431 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock in the Nasdaq National Market on June 28, 2002) was approximately $98.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

OVERVIEW

We provide software and related professional services that allow our clients to manage important aspects of their contract-based or trade agreement-based business-to-business relationships, including:

•	Incentive budgeting, deal modeling and request for quotation/request for proposal (“RFQ/RFP”) processing

•	Contract creation, repository, actionable terms tracking, and reporting

•	Contract compliance management for verification of compliance and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

•	Cash collection, deductions management, trade funds management and dispute resolution, often based on analysis of agreed to contract terms and conditions, and

•	Evaluation of the effectiveness of contracts and business operations.

In 2002, software license fees comprised 56.3% of our total revenue, and services fees comprised 43.7%.

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers, business-to-business e-commerce exchanges and purchasers.

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Over the past year, we have increased the percentage of our revenues that were generated in industries outside healthcare from approximately 20% of revenues in 2001 to approximately 32% in 2002. Our products are currently used by more than 250 clients, including nine of the largest ten and 15 of the largest 20 pharmaceutical manufacturers, ranked according to 2001 annual healthcare revenues. Our clients also include leading companies from the consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and other industries. Our clients include Bayer, Teva, Boehringer Ingelheim, Premier, Inc., Glaxo SmithKline, Procter & Gamble, Frito-Lay, Handguards, Pepsi-Cola, Metaldyne, Honeywell, Kellogg’s and ConAgra.

We deliver our products through two primary means: (1) software licensed for installation on our clients’ computer systems, and (2) to a far lesser extent, software licensed on an application service provider basis which we host on servers operated and supported by third-party providers.

BUSINESS DEVELOPMENTS

In 2002, we announced several significant business developments:

•	In February we completed a private placement financing with affiliates of Cavallo Capital Corporation, which provided $7.4 million in cash for the Company (net of financing expenses) in exchange for 1,100,413 shares of common stock and a warrant to purchase up to 165,062 shares of common stock for seven years at an exercise price of $7.50 per share. (We also issued shares of preferred stock and other warrants to these affiliates, which we elected to redeem in 2002.)

•	In March we acquired the assets of NetReturn LLC, a software development company based in Fairfield, Connecticut, offering government pricing compliance software.

•	In March we acquired Menerva Technologies Inc, an enterprise software company based in Redwood City, California, offering contract creation and management solutions.

•	In March we licensed and delivered ContractSphere, our core contract creation and repository application, to our first customer for that product.

THE BUSINESS-TO-BUSINESS MARKETPLACE

We believe that the growth of business-to-business trade will be characterized by the increasing use of contract purchasing agreements between supply chain participants. In our targeted industries—healthcare, consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and other industries where complex purchase contracts exist—the process of determining the availability of incentives, compliance issues, availability of funds, non-price attribute specifications and other requirements under these contracts is often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contract based purchasing. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates and other tasks associated with them often results in high administrative costs and disputes involving substantial amounts of money.

Supply chain participants frequently use purchasing contracts and trade agreements to facilitate the purchase and sale of goods and services. These contracts are agreements among supply chain participants, such as manufacturers, distributors, retailers, demand aggregators such as buying groups, and the end users of goods and services. These contracts allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Under the contracts, price and non-price incentives are often established, which can be based upon multiple factors, including:

•	total volume of products purchased;

•	overall sales of particular products;

•	duration of the contract;

•	number of parties to the contract;

•	number of products covered by the contract; and

•	the purchaser’s demographic characteristics.

In addition to these, trade contracts can include any number of other attributes, including requirements for fulfilling shipments within prescribed time periods, advanced shipping notifications, packaging and labeling requirements.

SUPPLY CHAIN PARTICIPANTS. The business-to-business supply chain includes the following participants:

•	MANUFACTURERS of products that use business-to-business relationships, including contracts, to establish favorable prices, assure a reliable channel of distribution and offer incentives to achieve their sales and marketing goals;

•	DISTRIBUTORS that purchase goods for resale according to the terms of the contracts negotiated between manufacturers and demand aggregators;

•	DEMAND AGGREGATORS AND OTHER INTERMEDIARIES representing groups of purchasers. Demand aggregators, such as group purchasing organizations in the healthcare industry and buying cooperatives in the consumer products and food service industries, aggregate their members’ demand for products to obtain favorable pricing terms for them. Demand aggregators typically receive monthly fees from their members or receive a percentage of all transactions negotiated on their constituents’ behalf;

•	PURCHASERS and retailers of products that buy goods under contracts negotiated on their behalf by demand aggregators or other intermediaries; and

•	BUSINESS-TO-BUSINESS E-COMMERCE EXCHANGES that allow supply chain participants to establish business relationships using the Internet.

COMPLEXITY OF CONTRACT BUYING/SELLING. In the industries we target, contracts typically contain pricing incentives and other mechanisms designed to meet the particular goals of the trading partners. The price of any particular product or service purchased under a typical contract may vary substantially, depending upon, among other things, external factors such as a manufacturer’s market share and the purchaser’s demographic characteristics, and highly specific factors such as the number of units of a particular product purchased during a specified time period. Contracts also allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Training, maintenance and other non-price incentives can also be based upon multiple factors. Other contract attributes include criteria such as a requirement for fulfilling shipments within prescribed time periods, advanced notifications, packaging and labeling requirements, etc. Contracts contain numerous and varied clauses and other language that must also be internally reviewed, approved and managed by both buyers and sellers. Adherence to or compliance with this language must be measured in order to insure the intended outcome of a contract is achieved or to avoid significant penalties.

Contracts are often negotiated on behalf of a large number of purchasers and include pricing incentives, which often result in different prices for otherwise similarly-situated purchasers, based on the purchasers’ achievement of, or failure to achieve, certain goals (usually volume-related) under the contract.

While many purchase contract variations exist, several fundamental types of pricing mechanisms in purchase contracts are illustrative of the complexity involved. Specific examples include: chargebacks (also called “deviated billing,” depending upon the industry), rebates and trade funds management. Chargebacks are generally used as an incentive tool in contracts between manufacturers and demand aggregators. Eligible members of a demand aggregator (meaning purchasers who are on a contract of the aggregator, such as a group purchasing organization or buying cooperative) order products either directly from the manufacturer or, more commonly, through a large distributor. When a product is ordered through a distributor, the distributor must sell the item at the contracted price—that is, the price negotiated between the manufacturer and the demand aggregator. Often, the manufacturer asks the distributor to sell to the member at a price below the price the distributor paid the manufacturer. In these cases, the distributor attempts to verify the eligibility of the member to receive the lower contract price and, if the purchaser is eligible, the distributor seeks to recover, or chargeback, from the manufacturer the difference between the distributor’s cost and the lower contract price. Given the large volume of purchases under these contracts, constantly changing membership in demand aggregators, complicated eligibility requirements and disparate information systems involved, it is not uncommon for manufacturers, purchasers, demand aggregators, and distributors to calculate significantly different chargebacks, resulting in disputes among the parties.

A second type of pricing mechanism is a rebate. Typically, rebate provisions entitle a purchaser to a return of a portion of the purchase price based factors such as the volume of product purchased or increase in market share achieved. Rebate provisions are common in contracts between manufacturers and large volume purchasers. Manufacturers generally adopt this kind of agreement in order to further their marketing objectives. In order to determine rebates based on market share, the parties must refer to external market share data. As with chargeback contracts, the complicated task of administering rebate-based contracts often results in high administrative costs and disputes involving substantial amounts of money.

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

ADMINISTRATIVE DEMANDS OF CONTRACT PURCHASING. As a result of the intricacies of contract purchasing, the administration of purchase contracts can be difficult and expensive. Among other things, each participant in the supply chain must be able to:

•	Target/plan trading partner relationships;

•	Negotiate terms and conditions, including specific language requiring legal review and approval;

•	Plan/monitor the impact of different pricing strategies;

•	Transact or adjudicate transactions relative to the terms and conditions of the contract—often encompassing enormous volumes of data related to invoices, inventory, shipments and market share;

•	Validate purchasers’ eligibility for participation in specific contracts or parts of contracts including the time period in which the purchaser is on the contract, agreed-upon pricing mechanisms, trade funds, rebates and distributors’ eligibility for chargebacks;

•	Integrate pricing, inventory, market share and other data relevant to the contract with existing enterprise resource planning and other management systems;

•	Settle disputes associated with contract and non-contract issues such as price discrepancies, non-compliance, misallocation of funds, level of earned incentives, and others;

•	Evaluate the performance of completed and in-process contracts based on the original intent of the agreement from the perspective of both buyers and sellers; and

•	Monitor compliance of the contract against specific governmental or industry requirements and/or regulations.

I-MANY’S SOLUTIONS

COMPLETE OFFERING OF CONTRACT MANAGEMENT CAPABILILITES. Enterprise contract management provides organizations with the visibility to ensure compliance and consistency in their contractual relationships. We provide software that allows our clients to make, manage and maximize the critical aspects of their contract-based or trade agreement-based business-to-business relationships, including:

•	Incentive budgeting, deal modeling and request for quotation/request for proposal (“RFQ/RFP”) processing

•	Contract creation, repository and change notifications, including verification and approval of specific language for participants in complex supply-chains

•	Verification of compliance with and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

•	Settlement and dispute capabilities to resolve payment discrepancies due to contracts, and

•	Evaluation of the effectiveness of contracts and business operations

FLEXIBLE PRODUCT OFFERINGS. Our product delivery process is flexible in that we are able to deliver our products through several means. We can deliver our products for installation on our clients’ own computer systems. In addition, we can license our products on an application service provider basis, which means that we install the software on servers hosted and supported by third party providers, which our client then accesses over the Internet or over a secure private network. We believe that these delivery alternatives provide our clients with flexibility in terms of how they choose to pay for our products, and the level of internal information technology support resources they need to optimize the use.

PRODUCTS AND SERVICES

PRODUCTS. The components and features of our products are designed to address particular business and process areas, which in combination we refer to as “Contract Management.” To date, a significant portion of our revenues have been derived from the sale of software licenses to healthcare manufacturers, distributors, group purchasing organizations and other companies in healthcare and from the provision of related professional services, representing altogether 80% of our revenues in 2001 and 68% of our revenues in 2002. There were no customers who accounted for greater than 10% of net revenue in 2002. One customer accounted for 12% and 29% of net revenue in 2001 and 2000, respectively. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client.

For a discussion of our product market segments, see Note 8 to the Financial Statements and Supplementary Data contained in Item 8 of this Annual Report.

The following is a list of our principal contract management and trade relationship management software products:

I-many/CARS is a suite of software products that enable businesses to model the terms of their contracts, process data to determine pricing, evaluate contract performance, and manage the overall adjudication of rebates and chargebacks due under their contracts. I-many/CARS allows users to manage a wide variety of contract pricing mechanisms, including rebates, chargebacks, and trade promotions.

I-many/ContractSphere provides full lifecycle contract management capability with buy- and sell-side contract management functions from contract planning, negotiation and document creation to accurate and timely transaction compliance, settlement and analysis. I-many believes that contracts are the driving force of business relationships and envisions that all contracts in an enterprise will one day be managed by a single, integrated enterprise contract management solution using a central contract repository and uniform contract business processes. This will provide companies with consistent and accurate access to their contracts, which are often locked in filing cabinets.

I-many/Incentives provides the tools needed to monitor product pricing, manage agreement incentives and track end-user and prime vendor relationships as well as forecast and report on all aspects of contract management and administration.

I-many/Collections is an integral part of the I-many enterprise contract management solutions suite. It improves cash flow and reduces days sales outstanding (DSO) by streamlining and automating collections processes. The solution is web-based and optimized for global organizations that can benefit from user-defined workflows. Collections and Disputes works in real time with enterprise resource planning (“ERP”) and other essential back-office systems to increase collections by automating and streamlining manual activities, customer communications and follow-up. The system speeds collection processes through the use of automated, user-defined workflows and provides detailed reporting and collection history tracking.

I-many/Deductions works in real time with ERP and other essential back-office systems to increase deduction collections by automating and streamlining customer communications and follow-up. The system speeds resolution through the use of automated, user-defined action steps and provides detailed deduction reporting and deduction tracking history.

I-many/Medicaid provides the functionality and reporting required to maintain compliance with the Medicaid drug rebate laws.

I-many/Government Pricing ensures a consistent, optimized compliance strategy across multiple entities within the enterprise. It can be used as a stand-alone solution or integrated with I-many/CARS and I-many/Medicaid for maximum functionality and flexibility. It enables life science industry participants to quickly and efficiently monitor and comply with all government-mandated pricing and reporting requirements established by the Medicaid Drug Rebate Program, the Federal Supply Schedule and the Veteran’s Health Care Act of 1992.

I-many/Trade Promotions gives sales and marketing managers and their agents a collaborative tool to plan, allocate, commit, settle and evaluate trade promotions via the Internet. It provides real-time access to fund balances, tracks changes instantly, and reconciles promotions and deductions.

PROFESSIONAL SERVICES

Our professional services group provides consulting services, deployment services, business analysis services, training and customer support services. At December 31, 2002, this group was comprised of 102 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

CONSULTING SERVICES. We work with our clients before, during and after installation of our solutions to optimize the capabilities of our solutions. These services include project planning and management, business process analysis, technical services including integration with the clients’ enterprise resource planning systems, and quality assurance.

DEPLOYMENT SERVICES. Our deployment services include pre-installation planning, on-site installation, upgrade services, system testing, database administration support and professional service support.

BUSINESS ANALYSIS SERVICES. We offer business analysis services and training programs for those persons within the client organization responsible for using our solutions, such as contract administrators. In addition, we offer user group meetings to enable customers to learn about product directions and influence our future products.

CUSTOMER SUPPORT. We offer comprehensive maintenance and support services, including telephone hotline service (available during business hours or, for additional fees, up to 24 hours a day, 7 days a week), documentation updates and new software releases.

CUSTOMERS

We have more than 250 customers. Approximately 68% of our revenue in 2002 was derived from companies in the healthcare industry, including pharmaceutical and medical product companies, a group purchasing organization, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and others. There were no customers who accounted for greater than 10% of net revenue in 2002. Revenues from customers based outside the United States, primarily the United Kingdom, comprised 1%, 2% and 6% of our total revenues in 2000, 2001 and 2002, respectively. 23%, 21% and 0% of our long-term assets were located outside the United States, primarily the United Kingdom, at December 31, 2002, 2001 and 2000, respectively.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2002, our worldwide sales force consisted of a total of 79 employees, including 53 national account executives and 26 business consultants and sales support employees. As of February 6, 2003, we had reduced our worldwide sales force to a total of 66 employees. We intend to continue to evaluate the size and structure of our sales force. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts. In 2002 we made inroads in developing indirect sales channels through resellers.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Since our inception, we have made substantial investments in product development. We believe that our future financial performance depends on our ability to maintain and enhance our current products and develop new products. Our research and development expenses were approximately $12.8 million in 2000, $14.8 million in 2001 and $17.2 million in 2002.

As of December 31, 2002, we employed 127 people in our product development organization who are responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, project management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. When appropriate, we also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies, which are complementary to our existing products.

We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

In early 2003, we established a subsidiary in Mumbai, India for use in our offshore software development efforts. We believe that the expenses of operation in India will be substantially lower than those we would incur for doing comparable development work in the United States or Europe. As of March 15, 2003, we had not yet hired any employees in India.

In 2002 we established an Advanced Technology Center in our Redwood City, California office with individuals devoted solely to researching, identifying and developing the technology that we believe will be critical to maintaining our leadership position.

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

We believe that the principal competitive factors affecting our market include product reputation, functionality, ease-of-use, ability to integrate with other products and technologies, quality, performance, price, customer service and support and the vendors’ reputation. Although we believe that our products currently compete favorably with regard to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

Many of our competitors and potential competitors have greater resources than we do, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of our competitors can devote greater managerial or financial resources than we can to develop, promote and distribute contract management software products and provide related consulting, training and support services. We cannot assure you that our current or future competitors will not develop products or services which may be superior in one or more respects to ours or which may gain greater market acceptance. Some of our competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with us. It is likely that new competitors will emerge and rapidly acquire market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—We have many competitors and potential competitors and we may not be able to compete effectively.”

INTELLECTUAL PROPERTY AND LICENSES

We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. Our trademarks include our corporate name and the names of our products. In addition, we have filed applications for patent protection with respect to certain aspects of our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure investors that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

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

EMPLOYEES

As of December 31, 2002, we had a total of 358 employees, of whom 148 were based in Portland, Maine, 58 were based at our headquarters in Edison, New Jersey, 23 were based at our offices in Chicago, Illinois, 26 were based at our international headquarters in London, England, and 103 worked at other offices and remote locations. Of the total, 127 were in research and development, 101 were in sales and marketing, 102 were in professional and support services, and 28 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—We rely significantly on certain key individuals and our business will suffer if we are unable to retain them.”

COMPANY BACKGROUND

I-many was originally incorporated in Massachusetts as Systems Consulting Company, Inc., or SCC, on June 5, 1989. On April 2, 1998, SCC Technologies, Inc., a Delaware corporation, was formed as a holding company and acquired all the stock of SCC. In January 2000, SCC Technologies, Inc. changed its name to I-many, Inc., and SCC merged into I-many, Inc. Our Internet website address is www.imany.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We lease approximately 21,500 square feet of office space in Edison, New Jersey under leases expiring in 2009, for use by executive, sales, marketing and professional services personnel, 6,000 square feet of which we have sublet to a third party. Our development, customer support and administrative offices are located in approximately 56,000 square feet of leased office space located in Portland, Maine under leases expiring in 2003. In addition, we lease approximately:

•	20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011 (office was closed in the first quarter of 2003)

•	42,000 square feet of office space in London, England under a lease expiring in 2011

•	7,600 square feet of office space in Redwood City, CA under a lease expiring in 2003

•	15,000 square feet of office space in Oakland, California, under a lease expiring in 2004

•	2,000 square feet of office space in Stratford, Connecticut under a lease expiring in 2007

•	3,300 square feet of office space in Mumbai, India under a lease expiring in 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of I-many and their ages as of December 31, 2002 are as follows:

Name	Age	Positions(s)
A. Leigh Powell	41	President and Chief Executive Officer, Director (Chairman)
Terrence M. Nicholson	48	Chief Operating Officer
Timothy P. Curran	36	Executive Vice President, Sales and Marketing
Kevin F. Collins	38	Chief Financial Officer and Treasurer

A. LEIGH POWELL has served as our President, and Chief Executive Officer since July 1999 and Chairman since February 2000. From February 1998 to July 1999, Mr. Powell served as our Vice President of Marketing and as our Chief Operating Officer. From January 1997 to February 1998, he served as vice president of business alliances for Think Systems/I2 Technologies, a supply-chain software company. From January 1996 to January 1997, Mr. Powell worked as a vice president for American Software, a supply-chain software company. From March 1985 to December 1995, Mr. Powell worked as a business consultant for Andersen Consulting (now Accenture), a management consulting firm. Mr. Powell received his M.B.A. and B.S. from Virginia Polytechnic Institute and State University.

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

TIMOTHY P. CURRAN has served as Executive Vice President of Sales since July 2001 and Executive Vice President of Sales and Marketing since October 2002. From July 1999 to July 2001, he served as Executive Vice President of Corporate Development. From June 1998 to July 1999, Mr. Curran served as Director, Sales and Marketing for our vertical markets line of business. From March 1997 to May 1998, Mr. Curran served as manager, internal consulting at EMC Corporation, a manufacturer of computer storage devices. Prior to March 1997, Mr. Curran was employed for eight years with Andersen Consulting (now Accenture), a management consulting firm, beginning as a staff consultant in Andersen’s systems development practice and ending as a senior manager focusing on business process re-engineering and management consulting. Mr. Curran received an M.B.A. from the University of Chicago and a B.S. in chemical engineering from Case Western Reserve University.

KEVIN F. COLLINS has served as Chief Financial Officer and Treasurer since September 2001, after serving as vice president, finance since May 2001. From December 1999 to May 2001, Mr. Collins served as chief financial officer, treasurer and secretary for CommercialWare, Inc., a provider of software solutions to retailers. From September 1998 to December 1999, Mr. Collins was Chief Financial Officer and principal of Little Harbor Capital, LLC, a boutique investment banking firm. From December 1994 to September 1998, he was controller and director of finance and business operations at Lightbridge, Inc., a publicly held wireless telecommunications software company. Mr. Collins is a C.P.A. and holds a B.S. in Business Administration from Salem State College.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq National Market under the symbol “IMNY” since our initial public offering on July 13, 2000. The following table sets forth the high and low closing sales prices per share for our common stock as reported on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years.

	Price Range of Common Stock
Three Months Ended	High	Low
December 31, 2002	$2.87	$1.08
September 30, 2002	3.11	1.83
June 30, 2002	5.60	2.46
March 31, 2002	9.36	4.96
December 31, 2001	10.60	2.26
September 30, 2001	13.73	1.86
June 30, 2001	19.35	7.63
March 31, 2001	22.75	9.06

During the quarter ending March 31, 2003, we issued a warrant to purchase 1,000,000 shares of our unregistered common stock to the Procter and Gamble Company in connection with an amendment to an existing strategic relationship agreement. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2002 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	1998	1999	2000	2001	2002
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$13,723	$20,213	$38,330	$57,767	$54,746
Income (loss) from continuing operations	1,911	(5,220)	(24,175)	(21,207)	(27,293)
Net income (loss) per share	0.11	(0.46)	(1.12)	(0.60)	(0.69)

	AS OF DECEMBER 31,
	1998	1999	2000	2001	2002
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$5,129	$15,322	$50,639	$36,015	$35,979
Working capital	4,518	8,633	49,112	34,457	32,462
Total assets	11,609	27,182	85,388	91,138	84,564
Capital Lease Obligation, including current portion	75	41	173	188	808
Redeemable convertible preferred stock	—	12,492	—	—	—
Total stockholders’ equity	5,331	197	68,761	75,256	66,216

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Certain Factors That May Affect Our Future Operating Results” and elsewhere in this report.

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their business-to-business relationships through the entirety of the contract management lifecycle. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 9 of the 10 largest and 15 of the 20 largest pharmaceutical manufacturers, ranked according to 2001 annual healthcare revenues. We have also expanded our products and services to new vertical markets, particularly the consumer packaged goods and foodservice industries, and to procurement side contracting. Our acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) in November 2000 has provided us with accepted products, customers and expertise in the consumer products and foodservice vertical markets. Also, our acquisitions of BCL Vision Ltd. (“BCL”) (renamed I-many International Limited) in April 2001, NetReturn LLC

(“NetReturn”) in March 2002 and Menerva Technologies, Inc. (“Menerva”) in March 2002 have expanded our portfolio of software solutions, which we market to customers within our currently-targeted and other vertical markets. The acquired companies’ revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions. As a result, any period-to-period comparisons of the Company’s historical results of operations are affected by the timing of these acquisitions.

In the first quarter of 2002, we introduced I-many/ContractSphere, which provides a wide range of contract management capabilities with both buy- and sell-side contract management functions, from contract planning, negotiation and creation to accurate and timely transaction compliance, settlement and analytics. We envision that all contracts in an enterprise will eventually be seamlessly managed by a single, integrated enterprise contract management solution utilizing a central contract repository and uniform contract business process to provide companies with consistent and accurate access to the value of its contracts, which are otherwise often locked in filing cabinets.

We have generated revenues from both products and services. Product revenues—which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of ContractSphere software solutions, collections and disputes management, government pricing and Medicaid compliance software and deductions and trade promotions—accounted for 52.0% of net revenues in 2001 and 56.3% of net revenues in 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 48.0% of net revenues in 2001 and 43.7% of net revenues in 2002.

After being profitable in 1998, we increased our spending significantly during 1999 and the first half of 2000, principally to increase the size of our sales and marketing workforce and for development and marketing expenses related to the development of our web-based initiatives. Our operating expenses (excluding acquisition-related amortization and write-offs, restructuring charges and charges related to minority equity investments) have increased significantly since 1998, from $9.8 million for the 12 months ended December 31, 1998 to $47.7 million for the twelve months ended December 31, 2002. These increases are primarily due to additions to our staff, including through acquisitions, as we have expanded all aspects of our operations. We have grown from 67 employees as of December 31, 1997 to 358 employees at December 31, 2002.

In the first two months of 2003, we have taken actions to reduce our operating expenses in order to better align our cost structure with our projected revenues. These actions include selective headcount reductions and the closing of our Chicago, Illinois office. As of March 10, 2003, our total headcount was 316 employees.

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

We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition, With Respect

To Certain Arrangements.” We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, we recognize the license fee on a percentage-of-completion basis. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable due to lack of credible evidence of customer’s creditworthiness, we recognize the license fee as payments are received.

Service revenues include professional services, training and maintenance and support services. Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss is probable and can be reasonably estimated. To date, losses incurred on fixed fee contracts have not been significant. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site User Training Conferences. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the customer to purchase maintenance and support in the second year.

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

We record provisions for doubtful accounts based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivables, our historical write-off experience, the credit worthiness of customers and the economic conditions of the customers’ industries and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. The provisions for doubtful accounts are included in general and administrative expenses in the consolidated statements of operations.

Due to the uncertainty regarding our ability to realize our net operating loss carryforwards and other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

RECENT EVENTS

In the quarter ended December 31, 2002, we recorded a $13.3 million charge in connection with the impairment of goodwill and other acquired intangible assets related to our acquisitions of Intersoft International, Inc. (“Intersoft”) and Provato, Inc. (“Provato”) and to our purchase of technology from Ozro, Inc. (“Ozro”).

In February 2003, our Strategic Relationship Agreement with Procter & Gamble (“P&G”) was amended to delete a royalty provision, in exchange for which we granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock at a price of $1.20 per share. Under the terms of the original agreement, we had agreed to pay a royalty of up to 10% of certain revenues, but no such royalties had yet been paid. We will record the calculated fair value of the warrant ($795,000) in the first quarter of 2003 as a component of sales and marketing expense.

In February 2003, the Company made the decision to close its Chicago office as part of its efforts to reduce operating expenses and consolidate its operations. The Company expects to incur an initial charge of approximately $1.3 million in the first quarter of 2003 related to the Chicago office closing.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET REVENUES

Net revenues decreased by $3.0 million, or 5.2%, to $54.7 million for the year ended December 31, 2002 from $57.8 million for the year ended December 31, 2001. Product revenues increased by $800,000, or 2.7%, to $30.8 million for the year ended December 31, 2002 as compared to $30.0 million in the same period last year. This increase resulted primarily from the introduction and sales of new products derived from technology and companies acquired during 2002 and licensed to existing and new customers. Also, the average size of new license agreements (minimum value of $50,000) increased 17% while the number of license contracts sold decreased from 102 in 2001 to 97 during the year ended December 31, 2002. An aggregate of 46% of our product revenues in 2002 came from existing customers, for the purchase of additional modules, new user licenses, and license renewals.

As a percentage of total revenue, net revenues derived from outside the life sciences segment increased significantly to 31.5% in 2002, as compared to 19.5% in 2001. The shift reflects an increased emphasis in selling outside of the life sciences vertical as well as greater acceptance of the Company’s solutions in other vertical markets, particularly in foodservice.

As a percentage of total net revenues, product revenues increased to 56.3% for the year ended December 31, 2002, from 52.0% for the year ended December 31, 2001. Service revenues decreased by $3.8 million, or 13.8%, to $23.9 million for the year ended December 31, 2002, from $27.8 million for the same period in 2001. This reduction principally reflects a decrease in maintenance and support fees that is attributable to lower license fees charged on license renewals, maintenance and support fees being typically determined as a percentage of the related license fee, and a decrease in revenues derived from professional service engagements. The reduction in professional service revenues is attributable to one unusually large consulting engagement, which generated significant revenues beginning in 2000. This project began tapering off in late 2001 and was completed during 2002.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services and, to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $2.6 million, or 15.4%, to $14.4 million for the year ended December 31, 2002, from $17.1 million for the year ended December 31, 2001. This decrease is due primarily to the reduction in subcontractor consulting costs from $2.9 million for the year ended December 31, 2001 to $727,000 in the same period in 2002. Also, travel expenses decreased by $334,000 in 2002 as compared to 2001.

As a percentage of total net revenues, cost of revenues decreased to 26.3% for the year ended December 31, 2002 from 29.5% for the year ended December 31, 2001. This decrease in cost of revenues as a percentage of total net revenues is attributable to the decrease in subcontractor costs discussed above and to the increase in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues, and we believe that trend will continue in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included a one-time, non-cash charge of $800,000 in the quarter ended June 30, 2001 related to the value associated with the granting of a common stock warrant to Accenture. Excluding the Accenture warrant charge, sales and marketing expense increased by $1.1 million, or 5.6%, to $21.3 million in the year ended December 31, 2002 from $20.2 million in the year ended December 31, 2001. This increase in sales and marketing expense is primarily the result of a $2.4 million increase in sales force salary, commission and fringe benefit costs, partially offset by a $1.2 million reduction in spending for advertising, marketing and promotional activities. As a percentage of total net revenues, sales and marketing expense excluding the non-cash warrant charge increased to 38.9% for the year ended December 31, 2002 from 34.9% for the year ended December 31, 2001.

For the first quarter of 2003, sales and marketing expense will include a non-cash charge of $795,000 associated with the grant to P&G of a warrant, in exchange for the deletion of the royalty provision in our Strategic Relationship Agreement.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $2.4 million, or 16.0%, to $17.2 million for the year ended December 31, 2002 from $14.8 million for the year ended December 31, 2001. This increase in research and development expenses is principally attributable to higher salary and fringe benefit costs, most of which is the direct result of engineers hired pursuant to our recent acquisitions of NetReturn and Menerva and, to a lesser extent, our establishment of an Advanced Technology Center. As a percentage of total net revenues, research and development expense increased to 31.4% for the year ended December 31, 2002, from 25.7% for the year ended December 31, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses decreased by $1.5 million, or 18.0%, to $6.8 million for the year ended December 31, 2002 from $8.3 million for the year ended December 31, 2001. This decrease is principally attributable to reductions in salary and benefit costs, of which $668,000 represents the year-to-year reduction in non-cash stock compensation to our chief executive officer. Also, decreases in legal fees and travel expenses were offset by higher insurance costs and additions to the provision for bad debts. As a percentage of total net revenues, general and administrative expenses decreased to 12.5% for the year ended December 31, 2002, from 14.4% for the year ended December 31, 2001.

DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company’s Internet portal.

Excluding amortization related to the Internet portal, the value of which was written off during the third quarter of 2001, depreciation expense increased by $95,000, or 4.1%, from $2.3 million in the year ended December 31, 2001 to $2.4 million in the year ended December 31, 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. The Company did not record any amortization of goodwill during the year ended December 31, 2002 as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Amortization expense totaling $5.0 million in the year ended December 31, 2002 represents the amortization of other purchased intangibles with determinable useful lives. Excluding the effect of the amortization of goodwill that was recognized during 2001, amortization expense increased by $2.7 million, or 111.2%, from $2.4 million in the year ended December 31, 2001. This increase in amortization of other purchased intangible assets is attributable to the consummation of additional acquisitions during the third quarter of 2001 and first quarter of 2002. Amortization of goodwill for the year ended December 31, 2001 amounted to $4.4 million.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Menerva in March 2002, we allocated $1.0 million of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Menerva had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 60% complete. The Company invested an additional $350,000 in the project following acquisition. The project’s development, which progressed in all material respects consistently with the assumptions that the Company had used for estimating its fair value, was subsequently completed in May 2002.

In connection with the acquisition of Provato, Inc. in August 2001 and BCL in April 2001, we allocated $2.7 million and $1.0 million, respectively, of the purchase price to in-process research and development, all of which were immediately expensed as their projects had not reached technological feasibility and had no alternative future use. These allocations were based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the respective acquisitions.

IMPAIRMENT OF INTANGIBLES. During the fourth quarter of 2002, the Company determined that an interim test for impairment to the Company’s goodwill and other acquired intangible assets was necessary as a result of the continuing negative business climate for software companies. Further, as a result of the Company’s efforts to align its strategies to the expected software marketplace, the Company determined that certain long-lived assets would not be employed to generate future cash flow. As a result of its assessment, the Company recorded impairment charges of $10.9 million, $1.3 million and $1.1 million, respectively, associated with its acquisitions of Provato and Intersoft and its November 2001 technology purchase from Ozro, Inc (“Ozro”). The impairment charge related to Intersoft was recorded in the Consumer Packaged Goods & Food Services reportable segment. The impairment charges related to Provato and Ozro were not included in a reportable segment.

In the cases of Provato and Ozro, the values of goodwill and other intangibles were fully written off based upon the Company’s determination that it was no longer likely to use the technologies it acquired, and consequently, the fair value of these assets became nominal. With respect to Intersoft, the Company determined that the fair value of the Intersoft operation was negatively impacted by the operation’s continued inability to generate positive cashflows. Accordingly, the full remaining value of Intersoft’s goodwill and other purchased intangibles was written off.

During the fourth quarter of 2001, the Company recorded an impairment charge of $895,000 related to the carrying value of Intersoft’s goodwill.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2002, we recorded as an Other charge $780,000, representing a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company (“Tibersoft”). In the year ended December 31, 2001, we recorded a total of $3.9 million of charges in connection with a restructuring of the Company’s operations and the abandonment of its proprietary Internet portal. Included in the $3.9 million charge was the $2.4 million net carrying value of the Internet portal, $908,000 in severance pay, and $553,000 in facility lease costs.

OTHER INCOME, NET

Other income, net decreased by $1.2 million, or 82.7%, from $1.4 million in the year ended December 31, 2001, to $251,000 in the year ended December 31, 2002. This decrease is primarily the result of reduced interest yields resulting from an overall decline in market interest rates, and to a lesser extent the reduction in the Company’s average cash balance during the year ended December 31, 2002 as compared to the same period in 2001.

PROVISION FOR INCOME TAXES

We incurred operating losses for all calendar quarters in 2001 and 2002 and have consequently recorded a valuation allowance against the net deferred tax asset, consisting principally of net operating loss carryforwards, as future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the years ended December 31, 2002 and 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET REVENUES

Net revenues increased by $19.4 million, or 50.7%, to $57.8 million for the year ended December 31, 2001 from $38.3 million for the year ended December 31, 2000. Product revenues increased by $14.4 million, or 92.3%, to $30.0 million for the year ended December 31, 2001, from $15.6 million for the year ended December 31, 2000. This increase is attributable to a significant increase in the number of software licenses sold, due in part to the contribution of the ChiCor subsidiary subsequent to its acquisition in November 2000. 58% of our product revenues in 2001 came from existing customers, for the purchase of additional modules, new user licenses, and license renewals.

As a percentage of total net revenues, product revenues increased to 52.0% for the year ended December 31, 2001, from 40.7% for the year ended December 31, 2000. This increase in product revenues as a percentage of total net revenues is attributable to the increase in our software licensing activity during the period, relative to the slower growth of our professional services business. Service revenues increased by $5.0 million, or 22.2%, to $27.8 million for the year ended December 31, 2001, from $22.7 million for the year ended December 31, 2000.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent amounts due to third parties for licensed integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $714,000, or 4.0%, to $17.1 million for the year ended December 31, 2001, from $17.8 million for the year ended December 31, 2000. This decrease is due primarily to a significant decrease in subcontractor consulting costs from $6.4 million during 2000 to $2.6 million during 2001, partially offset by the costs associated with the increased number of employees in our professional services group.

As a percentage of total net revenues, cost of revenues decreased to 29.5% for the year ended December 31, 2001, from 46.4% for the year ended December 31, 2000. This decrease in cost of revenues as a percentage of total net revenues is attributable to the smaller level of service revenues as a percent of total revenues (service revenues typically generate lower margins than product revenues) and the decrease in subcontractor costs.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows, and advertising and public relations expenses. Also, sales and marketing expenses included one-time, non-cash charges of $800,000 during 2001 and $2.6 million during 2000 related to the value associated with the granting of common stock warrants to Accenture and Procter & Gamble, respectively. Excluding the charges related to the issuance of warrants, sales and marketing expense increased by $1.2 million, or 6.1%, to $20.2 million in the year ended December 31, 2001 from $19.0 million in the year ended December 31, 2000. This increase in sales and marketing expense is primarily the result of an increase in headcount levels and significantly higher commission costs attributable to the increase in product revenues, partially offset by significant reductions in spending for advertising, marketing and promotional materials, and decreases in travel expenses. As a percentage of total net revenues, sales and marketing expense, excluding non-cash warrant charges, decreased to 34.9% for the year ended December 31, 2001, from 49.5% for the year ended December 31, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development expenses increased by $2.0 million, or 15.6%, to $14.8 million for the year ended December 31, 2001 from $12.8 million in the year ended December 31, 2000. The increase in research and development expenses is primarily the result of an increase in the number of research and development personnel, partially offset by a significant reduction in subcontractor costs associated principally with the development of our Internet portal incurred during the first half of 2000. Subcontractor costs amounting to $4.6 million were expensed as incurred during 2000, as compared to $1.1 million during 2001. As a percentage of total net revenues, research and development expense decreased to 25.7% for the year ended December 31, 2001, from 33.5% for the year ended December 31, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. Excluding the $810,000 value of I-many stock granted as compensation to our chief executive officer, general and administrative expenses increased by $2.6 million, or 52.3%, to $7.5 million in the year ended December 31, 2001 from $4.9 million in the year ended December 31, 2000. The increase in general and administrative expenses is primarily attributable to an increase in headcount, higher professional services fees, and to a full year’s worth of costs associated with being a publicly-held company. As a percentage of total net revenues, general and administrative expenses, excluding stock-based compensation, increased to 13.0% for the year ended December 31, 2001, from 12.9% for the year ended December 31, 2000.

DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the company’s Internet portal. Depreciation expense decreased by $70,000, or 1.7%, from $4.1 million in the year ended December 31, 2000 to $4.0 million in the year ended December 31, 2001. During 2001, the amortization expense related to capitalized internal-use software development costs amounted to $1.7 million, as compared to $2.6 million of amortization during 2000.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. Amortization of goodwill and other purchased intangibles related to our acquisitions amounted to $6.8 million in the year ended December 31, 2001. During 2000, only $335,000 was amortized as a result of the acquisition of ChiCor in November 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisitions of BCL and Provato, Inc., we allocated a total $3.7 million of the purchase prices to in-process research and development, which was immediately expensed, as their projects had not reached technological feasibility and had no future alternative use. The fair value was determined based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired in the respective acquisitions.

IMPAIRMENT OF INTANGIBLES. In the quarter ended December 31, 2001, we recorded an impairment charge of $895,000 in connection with a partial write-down of the carrying value of goodwill related to the Intersoft acquisition.

RESTRUCTURING AND OTHER CHARGES. In the quarters ended September 30, 2001 and December 31, 2001, we recorded total charges of $3.8 million in connection with a restructuring of the Company’s operations and the abandonment of our proprietary Internet portal. Included in these charges were the $2.4 million net carrying value of the Internet portal, $908,000 in severance pay and $553,000 in facility lease and related costs.

OTHER INCOME, NET. Other income, net increased by $4,000, or less than 1%, to $1.4 million in the year ended December 31, 2001. This increase is the result of interest earned on higher average cash balances due to the net cash proceeds from our initial public offering, which occurred in July 2000, largely offset by lower investment yields realized during 2001.

PROVISION FOR INCOME TAXES. We incurred operating losses for all quarters in 2001 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million was held in an escrow account pending conversion of the preferred stock into common stock. At our election, the $17 million in preferred stock was redeemed on July 2, 2002. (See Note 5 to the consolidated financial statements.)

We are a minority investor in Tibersoft, a privately-held technology company. In October 2002, we reached agreement with this company to terminate any future obligation of I-many to make additional investments in it.

In December 2002, we entered into a capital lease financing arrangement with a financial institution. Under the terms of the financing, the entire proceeds of $737,000 were deposited in a restricted bank account. Of this amount, $389,000 is classified as current restricted cash and $348,000 is classified as non-current restricted cash at December 31, 2002 in the consolidated balance sheet.

At December 31, 2002, we had cash and cash equivalents of $36.0 million and net working capital of $32.5 million. Also on December 31, 2002, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the year ended December 31, 2002 was $4.9 million, as compared to net cash used in operating activities of $3.0 million in the year ended December 31, 2001. For the year ended December 31, 2002, net cash used in operating activities consisted of the net loss of $27.3 million offset by non-cash items: depreciation and amortization of $7.4 million, in-process research and development of $1.0 million, impairment of intangibles of $13.3 million, restructuring and other charges of $780,000 and non-cash compensation of $142,000. In addition to this $4.7 million of cash used with respect to our net loss, other uses of cash included an aggregate $1.9 million decrease in accounts payable and accrued expenses, offset by a $1.1 million increase in deferred revenue and a $970,000 provision for bad debts. For the year ended December 31, 2001, net cash used in operating activities consisted primarily of our net loss of $21.2 million, as adjusted for non-cash items—depreciation, amortization and acquisition-related and other non-cash charges—totaling $19.3 million, and a decrease of $2.7 million in deferred revenue, partially offset by a $2.1 million decrease in accounts receivable.

Net cash used in investing activities was $5.0 million for the year ended December 31, 2002 and $14.8 million for the year ended December 31, 2001. Net cash used in investing activities for the year ended December 31, 2002 consisted of $933,000 in purchases of property and equipment, $3.4 million related to the acquisitions of NetReturn and Menerva (excluding an additional $1.0 million that will be paid to the former owners of NetReturn in April 2003) and a $1.1 million increase in restricted cash, partially offset by the $450,000 realization of a long-term receivable. Net cash used in investing activities for the year ended December 31, 2001 primarily reflects $1.8 million in purchases of property and equipment, and $12.7 million related to the acquisitions of ChiCor, Vintage, Intersoft, BCL Vision and Provato and a purchase of technology. Purchases of property and equipment for the year ended December 31, 2002 were lower by $889,000 as compared to the year ended December 31, 2001, reflecting reduced technology spending consistent with a reduction in headcount since June 2001 and less investment in enterprise-wide, internal-use software.

Net cash provided by financing activities was $9.8 million for the year ended December 31, 2002, consisting primarily of net proceeds of $7.4 million from a private placement sale of common stock, $1.7 million from the proceeds of stock option exercises and a $737,000 capital lease financing, the proceeds of which constituted restricted cash. Net cash provided by financing activities for the year ended December 31, 2001 was $3.2 million, consisting principally of proceeds from stock option exercises.

We are currently engaged in discussions with one of our customers regarding payment of a receivable. The customer has alleged that we did not adequately perform the requested services and has refused further payment. In addition, the customer is seeking return of the amounts paid by it to date, totaling approximately $1.4 million. We believe that the Company is entitled to all payments due to it under the contract with the customer and intend to pursue payment aggressively.

We currently anticipate that our cash and cash equivalents of $36.0 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, acquisitions, the timing of expanded product and service offerings and the success of these offerings once they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Contractual Obligations:

	Payments due by Period—Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	867	479	388	—	—
Operating Leases	10,048	2,302	2,459	2,160	3,127
Unconditional Purchase Obligations	1,000	1,000	—	—	—

Total Contractual Obligations	$11,915	$3,781	$2,847	$2,160	$3,127

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $24.2 million in the year ended December 31, 2000, $21.2 million in the year ended December 31, 2001 and $27.3 million in the year ended December 31, 2002, and we had an accumulated deficit at December 31, 2002 of $78.3 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, sales and marketing expenses, and non-cash expenses related to acquisitions. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide technology solutions, particularly during this economic downturn. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

CURRENT ECONOMIC CONDITIONS MAY CONTINUE TO WEAKEN OUR SALES

The current downturn and uncertainty in general economic and market conditions have negatively affected and will likely continue to negatively affect demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations will continue to be harmed. In addition, current world economic and political conditions have reduced the willingness of our customers and prospective customers to commit funds to purchase our products and services. The resulting loss or delay in our sales has had and will continue to have a material adverse effect on our business, financial condition and results of operations.

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES, AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

Certain members of our management team are based at our offices located in Portland, Maine, and other members of our management team are based at our corporate headquarters in Edison, New Jersey. In addition, as a result of acquisitions, we have additional offices in

Stratford, Connecticut, Redwood City, California and London, United Kingdom, and we are opening a software development office in India. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY, AND FACTORS THAT ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

Most of our revenue to date has come from pharmaceutical companies and other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The healthcare market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

OUR EFFORTS TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET MAY DIVERT RESOURCES AND MANAGEMENT ATTENTION AWAY FROM OUR CORE COMPETENCIES

In connection with our efforts to expand into other markets, it has been necessary for us to hire additional personnel with expertise in these other industries, and we have also diverted funds, talent, management attention and other resources toward markets that have not traditionally been the primary source of our revenues. The risks of such diversification include the possibility that we will not be successful in generating the revenue we expect from these markets and the possible detrimental effect of diverting resources from our traditional markets.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

We intend in the future to consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt, reduce our cash position or issue equity securities with respect to any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

We have acquired ChiCor, Intersoft, BCL Vision Ltd. (now I-many International Limited), Provato, NetReturn and Menerva, each of which is or was located in cities very distant from our management locations in Edison, New Jersey and Portland, Maine. We may make additional acquisitions. Any company that we acquire is likely to be distant from our headquarters in Edison, New Jersey and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We are continuing to assimilate the employees, technologies and products of the companies that we have acquired and will need to do the same with any new companies we may acquire, and that effort has been, and will likely continue to be difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be impaired or lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. Although the amortization of goodwill has been discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. In the quarter ended December 31, 2002, we recorded a $13.3 million impairment charge in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

OUR FIXED COSTS HAVE LED, AND MAY CONTINUE TO LEAD, TO FLUCTUATIONS IN OPERATING RESULTS WHICH HAVE RESULTED, AND COULD IN THE FUTURE RESULT, IN A DECLINE OF OUR STOCK PRICE

A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues, as we experienced in recent quarters, may cause significant variations in operating results in any quarter. Our stock price has been impacted by the failure of our quarterly results to meet the expectations of market analysts and investors, and there is no assurance that it will not decline further.

THE BID PRICE OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET HAS BEEN BELOW $1.00 PER SHARE, AND UNLESS THE BID PRICE INCREASES OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL NECESSARY CAPITAL.

Since March 5, 2003, the closing bid price of our common stock on the Nasdaq National Market has been below $1.00 per share. If the closing bid price of our common stock remains below $1.00 for 30 consecutive trading days, we would receive written notification from Nasdaq that we are not in compliance with Nasdaq listing requirements. After such notice, we would have a period of time to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If we do not regain compliance within the grace period established by Nasdaq, we may be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in widely diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure.

As of December 31, 2002, the Company’s cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at December 31, 2002 amounted to 1.27 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2002. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this report.

	THREE MONTHS ENDED
	MARCH 31, 2001	JUNE 30, 2001	SEPT. 30, 2001	DEC. 31, 2001	MARCH 31, 2002	JUNE 30, 2002	SEPT. 30, 2002	DEC. 31, 2002
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$15,811	$13,631	$14,079	$14,246	$15,015	$14,553	$13,496	$11,682
Gross profit	10,909	8,900	10,345	10,554	11,468	10,442	10,006	8,405
Net loss	(1,289)	(7,405)	(8,062)	(4,451)	(1,810)	(2,935)	(4,169)	(18,379)
Net loss per share	(0.04)	(0.22)	(0.23)	(0.12)	(0.05)	(0.07)	(0.10)	(0.46)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of I-many, Inc.:

We have audited the accompanying consolidated balance sheet of I-many, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 financial statements based on our audit. The financial statements as of December 31, 2001 and for each of the years in the two-year period then ended, before the inclusion of the disclosures and the reclassifications discussed in Note 1 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 24, 2002 (except for the matters discussed in Note 13, as to which the dates were February 20, 2002 and March 12, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of I-many, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company as of December 31, 2001, and for the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate.

As further described in Note 1, the financial statements of the Company for the years ended December 31, 2001 and 2000 have been reclassified to give effect to Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which was adopted by the Company on January 1, 2002. We audited the reclassifications described in Note 1 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF Issue No. 01-14. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 1 included (i) comparing the amounts shown as service revenues and cost of revenues in the Company’s consolidated statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the service revenues and cost of revenues obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to the audit procedures described in the preceding paragraph and our procedures with respect to the reclassifications described in this paragraph and, accordingly, we do not express an opinion or any form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 13, 2003

REPORT OF PREDECESSOR INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

I-many, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of I-many, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2000 and 2001 and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

NOTE:

This report is a copy of the report previously issued by Arthur Andersen LLP as of and for the periods indicated above. Arthur Andersen LLP has not reissued this report. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, redeemable preferred stock and stockholders’ equity and cash flows for the year ended December 31, 1999 referred to in the above report are not included in these consolidated financial statements.

I-MANY, INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$36,015	$35,979
Restricted cash	—	772
Accounts receivable, net of allowances of $831 and $1,391, respectively	13,412	12,557
Prepaid expenses and other current assets	692	1,052

Total current assets	50,119	50,360
Property and equipment, net	4,709	3,438
Restricted cash	—	348
Other assets	1,496	292
Goodwill and other acquired intangible assets, net	34,814	30,126

Total assets	$91,138	$84,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,207	$1,413
Accrued expenses	6,999	8,502
Deferred revenue	6,373	7,550
Current portion of capital lease obligations	83	433

Total current liabilities	15,662	17,898
Capital lease obligations, net of current portion	105	375
Deferred rent	115	75

Total liabilities	15,882	18,348

Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $.01 par value
Designated—1,700 shares
Issued and outstanding-none	—	—

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized—5,000,000 shares; designated 1,700 shares
Issued and outstanding-none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—37,200,988 and 40,277,045 shares in 2001 and 2002, respectively	4	4
Additional paid-in capital	125,224	144,421
Deferred stock-based compensation	(94)	(47)
Stock subscription payable	1,168	142
Accumulated other comprehensive (loss) income	(5)	30
Accumulated deficit	(51,041)	(78,334)

Total stockholders’ equity	75,256	66,216

Total liabilities and stockholders’ equity	$91,138	$84,564

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2000	2001	2002
Net Revenues:
Product	$15,608	$30,011	$30,811
Service	22,722	27,756	23,935

Total net revenues	38,330	57,767	54,746
Cost of revenues	17,774	17,059	14,425

Gross profit	20,556	40,708	40,321

Operating expenses:
Sales and marketing	21,610	20,952	21,275
Research and development	12,836	14,837	17,217
General and administrative	4,943	8,340	6,837
Depreciation	4,051	3,981	2,408
Amortization of goodwill and other acquired intangible assets	335	6,800	5,043
In-process research and development	2,400	3,700	1,000
Impairment of goodwill and acquired intangible assets	—	895	13,305
Restructuring and other charges	—	3,858	780

Total operating expenses	46,175	63,363	67,865

Loss from operations	(25,619)	(22,655)	(27,544)
Other income, net	1,444	1,448	251

Net loss	(24,175)	(21,207)	(27,293)
Accretion of dividends on redeemable convertible preferred stock	544	—	—

Net loss applicable to common stockholders	$(24,719)	$(21,207)	$(27,293)

Basic and diluted net loss per common share	$(1.12)	$(0.60)	$(0.69)

Weighted average shares outstanding	22,048	35,056	39,751

See notes to consolidated financial statements

I-MANY, INC

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

			Convertible Preferred Stock				Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Stock Subscription Payable	Accumulated Other Compre-hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Series A		Series B
	Shares	Redemption Value	Shares	$.01 Par Value	Shares	$.01 Par Value	Shares	$.0001 Par Value
Balance, January 1, 2000	1,244,325	$12,492	2,023,550	$20	400,000	$4	12,283,885	$1	$5,522	$(235)	$—	$—	$(5,115)	$197

Exercise of stock options	—	—	—	—	—	—	1,821,192	—	455	—	—	—	—	455
Accretion of dividends on Series C redeemable preferred stock	—	544	—	—	—	—	—	—	—	—	—	—	(544)	(544)
Initial public offering of common stock, net of issuance costs of $1,482	—	—	—	—	—	—	7,500,000	1	61,292	—	—	—	—	61,293
Conversion of preferred stock to common stock	(1,244,325)	(13,036)	(2,023,550)	(20)	(400,000)	(4)	9,169,688	1	13,059	—	—	—	—	13,036
Exercise of underwriters’ overallotment	—	—	—	—	—	—	1,125,000	—	9,416	—	—	—	—	9,416
Issuance of common stock pursuant to ChiCor acquisition	—	—	—	—	—	—	251,601	—	4,944	—	—	—	—	4,944
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	81	—	—	—	81
Value of warrants issued for services	—	—	—	—	—	—	—	—	3,868	—	—	—	—	3,868
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	4,254	—	41	—	—	—	—	41
Exercise of warrants to purchase common stock	—	—	—	—	—	—	785,147	—	149	—	—	—	—	149
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,175)	(24,175)

Balance, December 31, 2000	—	—	—	—	—	—	32,940,767	3	98,746	(154)	—	—	(29,834)	68,761

Exercise of stock options	—	—	—	—	—	—	1,206,992	—	3,077	—	—	—	—	3,077
Issuance of common stock pursuant to acquisitions	—	—	—	—	—	—	2,888,882	1	21,371	—	358	—	—	21,730
Issuance of common stock pursuant to asset acquistion	—	—	—	—	—	—	137,363	—	1,010	—	—	—	—	1,010
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	60	—	—	—	60
Value of stock-based compensation	—	—	—	—	—	—	—	—	24	—	810	—	—	834
Value of warrants issued for services	—	—	—	—	—	—	—	—	800	—	—	—	—	800
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	21,886	—	196	—	—	—	—	196
Exercise of warrants to purchase common stock	—	—	—	—	—	—	5,098	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,207)	(21,207)

Balance, December 31, 2001	—	—	—	—	—	—	37,200,988	4	125,224	(94)	1,168	(5)	(51,041)	75,256

Exercise of stock options	—	—	—	—	—	—	483,868	—	1,652	—	—	—	—	1,652

Issuance of common stock pursuant to Net Return and Menerva acquisitions	—	—	—	—	—	—	1,411,208	—	8,712	—	—	—	—	8,712
Issuance of additional common stock pursuant to ChiCor, Intersoft and BCL acquisitions	—	—	—	—	—	—	32,188	—	452	—	(358)	—	—	94
Private placement sale of common stock, net of issuance costs of $589	—	—	—	—	—	—	1,100,413	—	7,410	—	—	—	—	7,410
Issuance of redeemable convertible preferred stock	1,700	17,000	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	(1,700)	(17,000)	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	47	—	—	—	47
Value of stock-based compensation	—	—	—	—	—	—	100,000	—	810	—	(668)	—	—	142
Rescission of stock grant	—	—	—	—	—	—	(100,000)	—	—	—	—	—	—	—
Value of warrant issued for services	—	—	—	—	—	—	—	—	20	—	—	—	—	20
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	48,380	—	141	—	—	—	—	141
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,293)	(27,293)

Balance, December 31, 2002	—	$—	—	$—	—	$—	40,277,045	$4	$144,421	$(47)	$142	$30	$(78,334)	$66,216

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(24,175)	$(21,207)	$(27,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,302	10,706	7,404
In-process research and development	2,400	3,700	1,000
Restructuring and other charges	—	2,385	780
Impairment of goodwill and acquired intangible assets	—	895	13,305
Amortization of deferred stock-based compensation	81	60	47
Provision for bad debts charged to expenses	50	—	970
Noncash marketing expense related to issuance of warrant	2,620	800	20
Noncash interest expense related to issuance of warrant	48	—	—
Stock compensation expense	—	834	142
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(5,684)	2,076	(80)
Prepaid expense and other current assets	392	(56)	(337)
Accounts payable	260	(1,554)	(794)
Accrued expenses	(524)	870	(1,086)
Deferred revenue	24	(2,670)	1,091
Deferred rent	—	115	(40)

Net cash used in operating activities	(20,206)	(3,046)	(4,871)

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(8,379)	(1,822)	(933)
Purchase of technology	—	(758)	(7)
Cash paid to acquire Chi-Cor Information Management, Inc.	(6,155)	(2,690)	—
Cash paid to acquire Vintage, Inc.	—	(731)	—
Cash paid to acquire Intersoft International, Inc.	—	(591)	—
Cash paid to acquire BCL Vision Ltd.	—	(4,539)	—
Cash paid to acquire Provato, Inc.	—	(3,382)	—
Cash paid to acquire NetReturn, LLC	—	—	(634)
Cash paid to acquire Menerva Technologies, Inc.	—	—	(2,755)
Increase in restricted cash	—	—	(1,120)
(Increase) decrease in other assets	(1,026)	(261)	461

Net cash used in investing activities	(15,560)	(14,774)	(4,988)

Cash Flows from Financing Activities:
Net proceeds from initial public offering and over-allotment exercise	70,708	—	—
Net proceeds from private placement sale of common stock	—	—	7,410
Proceeds from exercise of common stock warrants	149	—	—
Proceeds from capital lease financing	—	—	737
Payments on capital lease obligations	(41)	(77)	(117)
Proceeds from exercise of stock options	455	3,077	1,652
Proceeds from Employee Stock Purchase Plan	41	196	141
Bank overdraft	(229)	—	—

Net cash provided by financing activities	71,083	3,196	9,823

Net Increase (decrease) in cash and cash equivalents	35,317	(14,624)	(36)
Cash and cash equivalents, beginning of year	15,322	50,639	36,015

Cash and cash equivalents, end of year	$50,639	$36,015	$35,979

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$50	$43	$34

Income tax refund received	$253	$—	$—

Supplemental Disclosure of Noncash Activities:
Conversion of preferred stock to common stock	$13,060	$—	$—

Accretion of dividends on Series C preferred stock	$544	$—	$—

Issuance of common stock pursuant to cashless exercise of warrants	$7,875	$100	$—

Issuance of warrants to purchase common stock	$3,868	$800	$20

Non-cash revenue reduction related to issuance of warrant	$1,200	$—	$—

Property and equipment acquired under capital leases	$173	$—	$—

Issuance of redeemable convertible preferred stock	$—	$—	$17,000

Redemption of redeemable convertible preferred stock	$—	$—	$17,000

Adjustments to acquisitions’ purchase price allocation	$—	$—	$1,847

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

I-many, Inc. (the “Company”, formerly SCC Technologies, Inc.) provides software solutions and related professional services that allow customers to manage complex contract-based or trade agreement-based business-to-business relationships. Historically, the Company’s primary customer base has included parties involved in the sale and distribution of pharmaceutical and other healthcare products, including manufacturers, purchasers, groups of purchasers and distributors. The Company has since expanded the market reach of its product offerings, with customers in the consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and other industries.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for bad debts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued expenses.

(c) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition, With Respect To Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In cases where significant post-delivery obligations exist, such as customization or enhancements to the core software, license fees are recognized on a percentage-of-completion basis. If an acceptance period is required, revenues are deferred until customer acceptance. In multiple-element arrangements, the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee.

Service revenues include professional services, training, maintenance and support services and out-of-pocket reimbursable expenses (See “Recent Accounting Pronouncements”). Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site user training conferences. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, a portion of the total fee is allocated to maintenance and support based upon the price paid by the customer when sold separately, generally as renewals in the second year.

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped to the customer or when otherwise earned. Substantially all of the amounts included in cost of revenues represent direct costs related to the delivery of professional services, training and maintenance and customer support.

(d) Goodwill

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations be accounted for using the purchase method. Under SFAS No. 142, goodwill and certain intangible assets with indefinite useful lives will no longer be amortized. Instead, these assets will be reviewed for impairment on an annual basis, and the Company has selected March 31 as its annual testing date. The Company completed its transitional tests required by the standard, at which time no impairment was evident.

Goodwill is tested for impairment using a two-step approach. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess purchase price over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

In the quarter ended December 31, 2002, the Company recorded a $7.3 million impairment charge representing a full write-down of the carrying value of goodwill related to its Intersoft and Provato acquisitions (see Note 10). There were no other goodwill impairment charges recorded in the year ended December 31, 2002.

As of December 31, 2002, the net carrying value of the Company’s goodwill totaled $23.3 million. No amortization expense was recorded for the year ended December 31, 2002 as a result of the Company’s adoption of SFAS No. 142. Amortization of goodwill for the years ended December 31, 2001 and 2000 amounted to $4.4 million and $216,000, respectively. The following unaudited information summarizes the effect of excluding goodwill amortization expense retroactive to January 1, 2000. This unaudited information is presented in thousands of dollars, except per share data:

	Year ended December 31, 2000	Year ended December 31, 2001
Net loss as reported	$(24,175)	$(21,207)
Add back goodwill amortization	216	4,412

Adjusted net loss	$(23,959)	$(16,795)

Adjusted net loss per share	$(1.09)	$(0.48)

(e) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and primarily consist of money market funds and overnight investments that are readily convertible to cash. Restricted cash comprises amounts held in deposits that are required as collateral under a capital lease financing arrangement and a deferred payment plan for Directors and Officers insurance.

(f) Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are indicated in the table below. Repair and maintenance costs are expensed as incurred.

Description	Estimated Useful Lives
Computer software	3 years
Computer hardware	3 years
Furniture and equipment	5 - 7 years
Leasehold improvements	5 years	*
Developed technology	4 years
Assembled workforce	2 years

*	Leasehold improvements are amortized over the asset’s estimated useful life or lease term, whichever is less.

(g) Long-Lived Assets

The Company assesses the realizability of long-lived assets, including intangible assets with a defined useful life, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test consists of comparing the asset’s carrying amount to the related undiscounted future cash flows. If the fair value is less than the carrying amount, an impairment loss is recognized in an amount equal to that difference. As a result of its review, the Company recorded asset impairment charges related to acquired intangible assets of $6.0 million for the year ended December 31, 2002. Also, the Company wrote off the $780,000 net carrying value of its investment in Tibersoft Corporation in the quarter ended September 30, 2002. For the year ended December 31, 2001, the Company recorded asset impairment charges of $3.3 million. (See Notes 10 and 11.)

(h) Research and Development Costs

Research and development costs are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. As such, all software development costs incurred to date have been expensed as incurred.

(i) Computer Software Developed or Obtained for Internal Use

The Company accounts for internal-use software, in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, costs incurred during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset.

The Company incurred significant expenditures related to the design and development of an Internet website that were accounted for under SOP 98-1. For the year ended December 31, 2000, the Company incurred approximately $8.0 million of internal-use software development costs related to the website, of which $6.7 million was capitalized primarily related to costs incurred with a third party; the remainder was charged to research and development expense. The Company began amortizing capitalized website development costs in February 2000, upon launch of the website, over its estimated useful life of two years. During 2001, the Company wrote off the remaining unamortized capitalized website development costs of $2.4 million as part of the restructuring and other charges (see Note 11).

(j) Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company believes the concentration of credit risk with respect to cash equivalents is limited because the Company places its investments in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

None of the Company’s customers had accounts receivable balances, including unbilled receivables, which individually represented 10% or more of the Company’s total accounts receivable as of December 31, 2002 or 2001.

The Company is currently engaged in discussions with one of its customers regarding payment of a receivable. The customer has alleged that the Company did not adequately perform the requested services and has refused further payment. In addition, the customer is seeking return of the amounts paid by it to date, totaling approximately $1.4 million. The Company has made no reserve for this revenue paid by the customer. The Company believes that it is entitled to all payments due to it under the contract with the customer and intends to pursue payment aggressively.

The Company had one customer whose revenues represented a significant percentage of total net revenues, as follows:

	December 31,
	2000	2001	2002
Customer A	29%	12%	*

*	Less than 10% of the Company’s total.

(k) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital lease obligations approximate their fair value due to the short-term nature of these instruments.

(l) Net Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings per Share,” basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of basic weighted average shares outstanding excludes unvested restricted common stock that is subject to repurchase by the Company. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock, as their effect is antidilutive. Potential common stock includes (i) incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants calculated using the treasury stock method; (ii) shares of common stock issuable upon the exchange or conversion of preferred stock and convertible debt calculated using the as-if-converted method; and (iii) unvested restricted common stock subject to repurchase by the Company.

Since the Company has incurred a net loss in all years presented, the calculation of diluted net income (loss) per share excludes the following potential shares of common stock as their effect on net loss per share is anti-dilutive:

	Year Ended December 31,
	2000	2001	2002
Unvested restricted common stock	71,145	0	0
Redeemable convertible preferred stock	4,885,489	0	0
Stock options	3,250,329	2,795,786	1,579,258
Stock warrants	103,287	11,527	3,350

	8,310,250	2,807,313	1,582,608

(m) Recent Accounting Pronouncements

Effective in January 2002, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company accounts for reimbursements of out-of-pocket expenses related to its professional services business as revenue. In prior years, the reimbursements had been reflected as a reduction of cost of revenues in the Company’s financial statements. For comparative purposes, the Company has reclassified out-of-pocket reimbursement amounts as revenue in its 2000 and 2001 financial statements, as follows:

	Year ended December 31, 2000	Year ended December 31, 2001
	(Amounts in thousands)
Service revenues as previously reported	$20,859	$26,060
Out-of-pocket reimbursable expenses	1,863	1,696

Service revenues as reclassified	$22,722	$27,756

Cost of revenues as previously reported	$15,911	$15,363
Out-of-pocket reimbursable expenses	1,863	1,696

Cost of revenues as reclassified	$17,774	$17,059

In November 2001, the EITF reached consensus on EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-9 requires that consideration given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. To the extent that consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146, which is effective for exit or disposal activities that are initiated after December 31, 2002, requires these costs to be recognized when the liability is incurred. Previously, these costs were recognizable at the date of an entity’s commitment to an exit plan, which was not necessarily concurrent with the date the liability was incurred. In February 2003, the Company made the decision to close its Chicago office as part of its efforts to reduce operating expenses and consolidate its operations. Pursuant to its adoption of SFAS No. 146, the Company will determine the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date, which is projected to occur in March 2003. The Company expects to incur an initial charge of approximately $1.3 million during the first quarter of 2003 related to the Chicago office closing (see Note 12).

(n) Comprehensive Income (Loss)

For the years ended December 31, 2002 and 2001, the Company’s comprehensive net loss is comprised of currency translation adjustments of a $35,000 gain and a $5,000 loss, respectively, and the reported net losses. For the year ended December 31, 2000, the Company had no material items of other comprehensive income (loss); therefore, comprehensive loss for that period consisted of the reported net loss.

(o) Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax asset or liability is recorded for differences in the basis of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(p) Stock Options

At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended December 31,
	2000	2001	2002
	(Amounts in thousands)
Net loss, as reported	$(24,175)	$(21,207)	$(27,293)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,663)	(6,369)	(8,354)

Pro forma net loss	$(25,838)	$(27,576)	$(35,647)

Basic and diluted loss per share:
As reported	$(1.12)	$(0.60)	$(0.69)

Pro forma	$(1.20)	$(0.79)	$(0.90)

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the years ended December 31:

	2000	2001	2002
Risk-free interest rates	6%	4.5%	3.5%
Dividend yield	—	—	—
Volatility	0% - 85%	115%	100%
Expected term	7 years	7 years	7 years
Weighted average fair value of options granted during the period	$8.69	$4.30	$2.04

(q) Reclassifications

Certain amounts in the 2001 consolidated financial statements were reclassified to be consistent with the current year presentation.

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

Vintage Software, Inc.

On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (“Vintage”), a software company, which marketed a competing product to the Company’s CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included $433,000 of cash, 34,096 shares of Company common stock with a fair value of $400,000, earnout fees paid of $200,000, and transaction costs of $98,000. The Company has consolidated the operations of Vintage beginning on the date of acquisition.

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

In the quarter ended December 31, 2001, the Company wrote-down $895,000 of the carrying value of goodwill related to the Intersoft acquisition in accordance with SFAS No. 121. In the quarter ended December 31, 2002, the Company wrote off the remaining balances of goodwill and other acquired intangibles, $802,000 and $465,000, respectively, in accordance with SFAS No. 142 and 144. (See Note 10.)

BCL Vision Ltd.

On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (“BCL,” renamed I-many International Limited), a provider of collection and dispute management software and services based in London, United Kingdom. The purchase price of $12.2 million consisted of cash of $4.0 million, 685,084 shares of Company common stock with a fair value of $6.8 million, assumed liabilities of $870,000 and transaction costs of $500,000. The Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.2 million to the tangible and intangible assets acquired. Based on this appraisal, $952,000 was allocated to tangible assets, $10.2 was allocated to goodwill and other intangible assets and $1.0 million was allocated to in-process research and development. The portion of the purchase price allocated to in-process research and development was determined based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition.

Provato, Inc.

On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. (“Provato”). The purchase price of $16.8 million consisted of 1,975,739 shares of the Company’s common stock valued at $11.2 million, a fully-vested warrant to purchase 4,546 shares of the Company’s stock valued at approximately $25,000, the assumption of approximately $2.1 million of liabilities, $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger, and transaction costs of $1.8 million, which included approximately $1.2 million of Provato’s merger-related costs. The Company has consolidated the operations of Provato beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $16.8 million to the tangible and intangible assets acquired. Based on this appraisal, $870,000 was allocated to tangible assets, $13.2 million was allocated to goodwill and other intangible assets and $2.7 million was allocated to in-process research and development. The portion of the purchase price allocated to in-process research and development was determined based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

In the quarter ended December 31, 2002, the Company wrote off the remaining balances of goodwill and other acquired intangibles, $6.5 million and $4.4 million, respectively, related to the Provato acquisition in accordance with SFAS Nos. 142 and 144 (see Note 10).

NetReturn, LLC

On March 12, 2002, the Company acquired substantially all the assets of NetReturn, LLC (“NetReturn”), a Connecticut limited liability company located in Fairfield, Connecticut, for an initial purchase price of $3.4 million. The primary asset acquired was NetReturn’s library of software applications and tools, which represented an extension to I-many’s contract compliance product offerings to the pharmaceutical industry. The initial consideration of approximately $3.4 million consisted of $500,000 of cash, 429,017 shares of the Company’s common stock with a fair value of $2.8 million and estimated transaction costs of $134,000. The value of the 429,017 common shares issued was determined based on an average closing market price of I-many’s common shares ending on the day immediately preceding the date (March 11, 2002) the terms of the acquisition were agreed to. The Company has consolidated the operating results of NetReturn beginning on the date of acquisition.

In addition, upon achievement of certain revenue milestones through March 11, 2003, the NetReturn shareholders were entitled to additional consideration of up to $2.0 million, payable in cash or common stock at the Company’s election. Based on the relevant cumulative revenue level realized as of March 11, 2003, the Company has recorded $1.0 million of additional consideration, which is included in accrued expenses and recorded as additional goodwill. Effective March 11, 2003, no additional consideration can be earned by the NetReturn shareholders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding any additional earnout consideration (amounts in thousands):

Property and equipment	$ 13
Other assets	3
Intangible assets	2,250
Goodwill	1,154

Total assets acquired	3,420

Less deferred revenue	36

Net assets acquired	$3,384

The $2.3 million of acquired intangible assets represents the fair value of the technology acquired, which is being amortized over a four-year life. The entire value of acquired intangible assets and goodwill was assigned to the Life Sciences segment. The Company does not expect to deduct any portion of the goodwill for tax purposes.

Menerva Technologies, Inc.

On March 28, 2002, the Company acquired, in a merger transaction, all of the outstanding capital stock of Menerva Technologies, Inc. (“Menerva”), a Delaware corporation located in Redwood City, California, which markets buy-side contract software solutions, for a purchase price of up to $12.7 million. The Menerva acquisition provided the Company with buy-side contracting capability to expand I-many’s contract management offering. The initial consideration of approximately $9.7 million consisted of cash of $2.4 million, 982,191 shares of the Company’s common stock with a fair value of $6.0 million, the assumption of fully-vested stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $792,000 and estimated transaction costs of $410,000. The value of the 982,191 common shares issued was determined based on an average closing market price of I-many’s common shares ending on the day immediately preceding the date (March 26, 2002) the terms of the acquisition were agreed to. The Company has consolidated the operating results of Menerva beginning on the date of acquisition.

In addition, upon achievement of certain revenue milestones through March 31, 2003, the former Menerva shareholders are entitled to additional consideration of up to $3.0 million, payable in cash or common stock at the Company’s election. Since the likelihood of the revenue milestones being achieved is unlikely, no contingent consideration has been recorded in the accompanying consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding any additional earnout consideration (amounts in thousands):

Current assets	$ 102
Property and equipment	144
Other assets	34
Intangible assets	2,500
In-process research and development	1,000
Goodwill	5,951

Total assets acquired	9,731
Less current liabilities	792

Net assets acquired	$8,939

The $2.5 million of acquired intangible assets represents the fair value of the technology acquired, which is being amortized over a four-year life. The value of acquired intangible assets and goodwill was not assigned to any particular segment since the extent to which each segment will benefit from the technology is not readily determinable. The Company does not expect to deduct any portion of the goodwill for tax purposes.

The portion of the purchase price allocated to in-process research and development, totaling $1.0 million, was expensed upon consummation of the Menerva acquisition. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Menerva had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility.

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

	Year Ended December 31,
	2001	2002
	(Unaudited)
Pro forma revenues	$60,691	$54,905
Pro forma net loss	$(39,511)	$(28,140)
Pro forma net loss per share	$(1.04)	$(0.70)

(3) Details of Financial Statement Components

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

	2001	2002
	(Amounts in thousands)
Computer software	$2,405	$2,572
Computer hardware	4,874	5,563
Furniture and equipment	1,934	2,110
Leasehold improvements	328	385

	9,541	10,630
Less—accumulated depreciation and amortization	4,832	7,192

Total property and equipment, net	$4,709	$3,438

Depreciation expense, excluding amortization of the Company’s internet portal which was abandoned in 2001 (see Note 11), was approximately $2.4 million, $2.2 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill and Other Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of goodwill and other acquired intangible assets consist of the following:

	December 31, 2001		December 31, 2002
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$26,329	$4,627	$27,492	$4,194
Acquired technology	13,920	2,067	9,703	3,381
Other acquired intangibles	1,700	441	1,200	694

Totals	41,949	$7,135	38,395	$8,269

Amortization expense for acquired technology and other acquired intangible assets was approximately $5.0 million, $2.4 million, and $119,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Goodwill was not amortized during 2002 in accordance with SFAS No. 142. Amortization expense for goodwill totaled $4.4 million and $216,000 for the years ended December 31, 2001 and 2000, respectively.

Acquired technology and other acquired intangible assets are being amortized over a four-year life. Projected future annual amortization is as follows for the years ended December 31 (in thousands):

2003	$2,651
2004	2,550
2005	1,330
2006	297

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2001	2002
	(Amounts in thousands)
Accrued payroll and benefits	$3,667	$4,442
Accrued commissions	819	1,176
Earnout consideration	712	1,000
Accrued other	703	620
Accrued lease loss costs	556	664
Accrued consulting and professional fees	542	600

Total accrued expenses	$6,999	$8,502

(4) Strategic Relationship Agreements

The Procter & Gamble Company

In May 2000, the Company entered into a Strategic Relationship Agreement (the “P&G Agreement”) with The Procter & Gamble Company (P&G), pursuant to which P&G designated the Company as its exclusive provider of purchase contract management software for its commercial products group for a period of at least three years. In addition, P&G has agreed to provide the Company with certain strategic marketing and business development services over the term of the P&G Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

As consideration for entering into the P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock (see Note 5(f)). In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of December 31, 2002, no such royalties had been earned or paid. In February 2003, the P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 5(f)).

Accenture

In April 2001, the Company entered into a Marketing Alliance Agreement (the “Accenture Agreement”) with Accenture LLP, pursuant to which Accenture designated the Company as its preferred provider of automated contract management solutions for a period of at least three years. In addition, Accenture agreed to provide the Company with certain strategic marketing and business development services at no charge over the term of the Accenture Agreement.

As consideration for entering into the Accenture Agreement, the Company has designated Accenture as its preferred business integration provider for the Company’s CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company’s common stock (see Note 5(f)).

(5) Stockholders’ Equity

(a) Authorized Capital

In March 1998, the Company effected a 25-for-1 stock split. In March 2000, the Company approved a 2.5-for-1 stock split, which was effected as a stock dividend on July 11, 2000. All share and per share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted in all periods presented to reflect these stock splits. In March 2000, the Board voted to amend the Company’s authorized capital stock to include 105,000,000 shares of capital stock, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares were designated for preferred stock, $0.01 par value per share. At December 31, 2001 and 2002, the Company had reserved 13,257,239 and 12,741,673, respectively, shares of common stock for issuance upon the exercise of stock options and warrants.

(b) Private Placement

On February 20, 2002, the Company completed a private placement of its common stock and preferred stock, issuing 1,100,413 shares of its common stock and the warrants described below at a total price of $7.27 per common share and 1,700 shares of redeemable convertible preferred stock at a purchase price of $10,000 per share. The Company received proceeds of approximately $7.4 million, net of commissions and other fees, from the sale of the common stock and warrants. Proceeds of $17.0 million related to the issuance of preferred stock were held in escrow pending conversion or redemption of the shares of preferred stock, and the proceeds were recorded as restricted cash. On July 2, 2002, the Company redeemed at its election all 1,700 outstanding shares of the redeemable convertible preferred stock at a price equal to the original $17.0 million purchase price, plus accrued interest.

The warrants issued by the Company to the common stock investors consisted of a warrant exercisable for 180 days after the closing to purchase up to an additional 165,062 shares at an exercise price of $7.27 per share (which has since expired) and a seven-year warrant to purchase up to an additional 165,062 shares at an exercise price of $7.50 per share.

(c) Rescission of Stock Grant

On February 1, 2002, the Company granted 100,000 shares of its unrestricted common stock to its chief executive officer, Mr. Powell, as a bonus pursuant to the terms of his amended employment agreement. In December 2002, the Company and Mr. Powell agreed to rescind this grant.

(d) Stock Incentive Plans

In March 2000, the Company adopted the 2000 Non-Employee Director Stock Option Plan, which provides for the grant of up to 562,500 shares of common stock in the form of nonqualified stock options to directors who are not employees. Each non-employee director is granted an option to purchase 62,500 shares of common stock upon initial election or appointment to the board. In addition, each non-employee director receives an option to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders.

In April 2001, the Company adopted the 2001 Employee Stock Option Plan, which provides for the grant of up to 1,000,000 shares of common stock in the form of nonqualified stock options. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Employee Stock Option Plan, with not more than 25,000 shares to be issued in the aggregate to officers or directors of the Company.

In June 2001, the Company adopted the 2001 Stock Incentive Plan which provides for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. In addition, if any previous award under the 2001 Stock Incentive Plan or other option plans of the Company expires or is terminated, surrendered or cancelled without having been fully exercised, the unissued shares covered by any such award shall be available for grant under the 2001 Stock Incentive Plan. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Stock Incentive Plan.

The following table summarizes total common shares available for future option grants at December 31, 2002:

2000 Non-Employee Director Stock Option Plan	387,500
2001 Employee Stock Option Plan	588,068
2001 Stock Incentive Plan	1,612,965

Total available for future grant	2,588,533

The following table summarizes stock option activity under all of the Company’s stock incentive plans:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, January 1, 2000	5,555,863	$0.016 - 3.800	$1.712
Granted	1,886,777	4.200 - 18.500	12.453
Exercised	(1,821,192)	0.016 - 3.000	0.249
Canceled	(336,464)	1.200 - 11.750	5.548

Balance, December 31, 2000	5,284,984	0.016 - 18.500	5.731
Granted	6,291,854	1.960 - 14.250	5.789
Exercised	(1,206,991)	0.016 - 14.000	2.549
Canceled	(1,660,505)	1.200 - 18.500	7.450

Balance, December 31, 2001	8,709,342	0.016 - 18.500	5.841
Granted	2,865,171	1.080 - 8.890	3.469
Exercised	(483,868)	1.016 - 6.000	3.415
Canceled	(2,112,985)	1.100 - 18.500	7.601

Balance, December 31, 2002	8,977,660	$0.016 - 18.500	$4.800

Exercisable, December 31, 2000	977,661	$0.016 - 15.250	$3.215

Exercisable, December 31, 2001	1,380,730	$0.016 - 18.500	$6.692

Exercisable, December 31, 2002	2,676,675	$0.016 - 18.500	$5.827

Weighted average price and life information about significant option groups outstanding and exercisable as of December 31, 2002 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.016 - $ 1.200	1,320,172	$1.111	9.17	104,303	$1.168
1.516 - 2.500	2,737,395	1.967	8.75	699,708	1.924
2.790 - 3.800	1,328,163	3.053	6.82	834,580	3.060
4.200 - 6.450	1,528,565	4.906	8.70	231,489	4.839
7.180 - 11.750	1,061,434	9.801	8.28	316,307	10.622
13.375 - 18.500	1,001,931	14.257	8.01	490,288	14.473

	8,977,660	$4.800	8.38	2,676,675	$5.827

(e) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. The following table summarizes the number of shares and per share exercise prices for grants since the Plan’s inception:

	Number of Shares	Exercise Price
December 2000	4,254	$9.669
June 2001	9,177	11.794
December 2001	12,709	6.885
June 2002	18,479	3.672
December 2002	29,901	2.440

(f) Warrants

At December 31, 2001 and 2002, the Company had warrants outstanding at exercise prices ranging from $7.50 to $13.20, as described below.

In May 2000, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock as consideration for entering into a strategic relationship agreement (the P&G Agreement), as more fully described in Note 4. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a cashless exercise during 2000.

Using the Black-Scholes option pricing model and based upon an exercise price of $9.00 per share and a volatility factor of 85%, the Company calculated the fair value of the fully exercisable warrant to purchase 875,000 shares of common stock as approximately $3.8 million. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” this amount was recorded by the Company in the second quarter of 2000 as, first, a $1.2 million reduction of the revenue derived from the license agreement with P&G, and, second, a component of sales and marketing expense for $2.6 million.

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

Using the Black-Scholes option pricing model and based upon an exercise price of $9.725 per share and a volatility factor of 104.6%, the Company calculated the fair value of the fully exercisable warrant to purchase 124,856 shares of common stock as $800,000. In accordance with EITF Issue No. 96-18, this amount was recorded by the Company in the second quarter of 2001 as a component of sales and marketing expense. The Company will calculate and record the fair value of the warrants to purchase additional shares of common stock as revenues from certain future software licenses to Accenture’s clients and prospects are generated as set forth in the Agreement.

In August 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. As part of this transaction, the purchase price included a warrant to purchase 4,546 shares of the Company’s stock at an exercise price of $13.20. This warrant was valued at approximately $25,000 using the Black-Scholes option pricing model.

In February 2003, the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. Using the Black-Scholes option pricing model and based upon an exercise price of $1.20 per share, a current stock market value of $1.11 per share and a volatility factor of 125%, the Company calculated the fair value of the fully exercisable warrant to purchase 1,000,000 shares of common stock as $795,000. In accordance with EITF Issue No. 96-18, this amount will be recorded by the Company in the first quarter of 2003 as a component of sales and marketing expense.

(6) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2000, 2001 and 2002. At December 31, 2002, the Company had approximately $86 million of U.S. federal net operating loss carryforwards and research and development carryforwards of $3.1 million. The federal net operating loss carryforwards expire in the years 2008 through 2022 and are subject to certain annual limitations. The federal research and development carryforwards expire in the years 2006 through 2022. The Company had estimated state net operating loss carryforwards at December 31, 2002 of $62.5 million. Due to the uncertainty surrounding the Company’s ability to realize these NOL’s, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
(Amounts in thousands)	2001	2002
Federal net operating loss carryforwards	$14,569	$29,160
State net operating loss carryforwards	—	3,125
Research and development tax credits	—	3,106
Cash to accrual adjustments	200	—
Allowance for doubtful accounts	—	390
Capitalized software development costs	(1,591)	—
Nondeductible amortization of purchased intangibles	(1,400)	—
Other	271	1,341
Less—Valuation allowance for deferred tax asset	(12,049)	(37,122)

Net deferred tax asset	$—	$—

A reconciliation of the U.S. federal statutory rate of 34.0% to the effective rate is as follows:

	Years Ended December 31,
	2000	2001	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	—	—	(2.6)
State taxes, net of federal benefit	(6.1)	(2.2)	0.1
Amortization of goodwill and intangibles	0.6	11.1	5.5
In-process research and development	4.0	6.2	1.2
Impairment of intangibles	—	—	15.2
Other	(0.1)	4.8	0.3
Valuation allowance for deferred tax asset	35.6	14.1	14.3

Provision (benefit) for income taxes	$—	$—	$—

The increase in the valuation allowance during 2002 results principally from additional deferred tax assets arising from the Company’s 2002 net loss, approximately $3.7 million, and additional deferred tax assets associated with changes in the Company’s estimates of net operating loss and tax credit carryforwards. Under the terms of certain of the Company’s merger agreements, the Company has agreed to not take any action that could violate the tax free merger status of these mergers. In the event that tax authorities determine that a merger no longer qualifies as a tax-free exchange, the Company may be required to reimburse the selling party to the merger for any additional taxes that may be imposed on the selling party. In such a circumstance, the Company would receive additional tax basis in the assets acquired in the merger.

(7) Commitments and Contingencies

The Company leases its facilities and certain equipment under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all noncancelable leases at December 31, 2002 are approximately as follows:

	Operating Leases	Capital Leases
	(Amounts in thousands)
Year ending December 31,
2003	$2,302	$479
2004	1,379	388
2005	1,080	—
2006	1,091	—
2007	1,069	—
Thereafter	3,127	—

Total minimum lease payments	10,048	867

Less—Amount representing interest		59

Present value of minimum lease payments		808
Less—Current portion of capital lease obligations		433

Capital lease obligations, net of current portion		$375

Included in property and equipment are assets pursuant to capital lease arrangements as follows at December 31:

	2001	2002
	(Amounts in thousands)
Property and Equipment:
Computer software	$1	$153
Computer hardware	30	517
Furniture and equipment	273	323
Leasehold improvements	—	49

	304	1,042
Less—Accumulated depreciation and amortization	81	274

	$223	$768

Total rent expense was approximately $1.8 million, $1.4 million and $829,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. The Company is not a party to any material pending legal proceedings.

(8) Segment Disclosure

The Company measures operating results in three reportable segments, each of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that market to separate and distinct industry groups: (i) life sciences, which includes pharmaceutical manufacturers, (ii)

consumer packaged goods and food services, and (iii) other industries. The following tables reflect the results of the segments consistent with the Company’s management system. All amounts are in thousands of dollars.

For the year ended December 31, 2002:	Life Science	Consumer Packaged Goods & Food Services	Other	Segment Totals
	(Amounts in thousands)
Revenues	$37,483	$11,756	$5,507	$54,746
Depreciation and amortization	2,808	1,229	679	4,716
Segment loss	(6,429)	(4,142)	(1,951)	(12,522)
Segment assets	55,455	10,847	10,280	76,582
Expenditures for segment assets	875	—	58	933
For the year ended December 31, 2001:
Revenues	$46,499	$9,996	$1,272	$57,768
Depreciation and amortization	4,150	3,996	2,635	10,781
Segment loss	(8,587)	(3,863)	(8,757)	(21,207)
Segment assets	53,754	15,612	21,772	91,138
Expenditures for segment assets	1,585	179	58	1,822
For the year ended December 31, 2000:
Revenues	$36,430	$1,900	$—	$38,330
Depreciation and amortization	4,052	334	—	4,386
Segment loss	(21,147)	(3,028)	—	(24,175)
Expenditures for segment assets	8,379	—	—	8,379

Reconciliations to I-many consolidated amounts as reported (amounts in thousands) for the year ended December 31, 2002:

Depreciation and amortization:
Total reportable segments	$4,716
Unallocated amortization of acquired intangible assets	2,735

Total I-many depreciation and amortization	$7,451

Net loss:
Total reportable segments	$(12,522)
Unallocated impairment of goodwill and acquired Intangible assets	(12,036)
Unallocated amortization of acquired intangible assets	(2,735)

Total I-many consolidated net loss	$(27,293)

Assets:
Total reportable segments	$76,582
Unallocated purchase intangibles	7,982

Total I-many consolodated assets	$84,564

Intersegment revenues, interest revenue, interest expense, other significant noncash items, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, unusual items and extraordinary items that are attributable to the segments do not have a significant effect on the financial results of the segments.

Geographic Information:	Revenue*			Long-lived Assets
	2000	2001	2002	2000	2001	2002
United States	99%	98%	94%	$19,764	$32,514	$26,021
United Kingdom	**	**	6%	—	8,505	7,835
Other	**	**	**	—	—	—

Total	100%	100%	100%	$19,764	$41,019	$33,856

*	Revenues are attributed to countries based on location of customer.

**	Revenues were less than 1%.

(9) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2000	$850
Provisions	50
Write-offs	(134)

Balance at December 31, 2000	766
Provisions	100
Write-offs	(35)

Balance at December 31, 2001	831
Provisions	970
Write-offs	(410)

Balance at December 31, 2002	$1,391

(10) Impairment of Goodwill and Other Purchased Intangibles

During the fourth quarter of 2002, the Company determined that an interim test for impairment to the Company’s goodwill and other acquired intangible assets was necessary as a result of the continuing negative business climate for software companies. Further, as a result of the Company’s efforts to align its strategies to the expected software marketplace, the Company determined that certain long-lived assets would not be employed to generate future cash flow. As a result of its assessment, the Company recorded impairment charges of $10.9 million, $1.3 million and $1.1 million, respectively, associated with its acquisitions of Provato and Intersoft and its November 2001 technology purchase from Ozro, Inc. (“Ozro”). The impairment charge related to Intersoft was recorded in the Consumer Packaged Goods & Food Services reportable segment. The impairment charges related to Provato and Ozro were not included in a reportable segment (see Note 8).

In the cases of Provato and Ozro, the values of goodwill and other intangibles were fully written off based upon the Company’s determination that it was no longer likely to use the technologies it acquired, and consequently, the fair value of these assets became nominal. With respect to Intersoft, the Company determined that the fair value of the Intersoft operation was negatively impacted by the operation’s continued inability to generate positive cashflows. Accordingly, the full remaining value of Intersoft’s goodwill and other purchased intangibles was written off.

During the fourth quarter of 2001, the Company recorded an impairment charge of $895,000 related to the carrying value of Intersoft’s goodwill.

(11) Restructuring and Other Charges

In the quarter ended September 30, 2002, the Company recorded as an other charge $780,000 representing the write-off of the entire net carrying value of its investment in Tibersoft Corporation, a privately-held technology company. The write-off was predicated on the Company’s determination that the likelihood of Tibersoft’s ability to raise equity financing, if at all, with terms that would not significantly dilute the Company’s liquidation preference in Tibersoft’s assets was unlikely.

In the quarter ended September 30, 2001, the Company recorded a $3.0 million charge in connection with a restructuring of the Company’s operations and the abandonment of its proprietary internet portal. Included in the $3.0 million charge was $2.4 million, which was the net carrying value of the Company’s internet portal, $540,000 in severance costs, and $108,000 in facility lease costs. In abandoning its internet portal, the Company had ceased all support of the portal site, discontinued all related development, and eliminated or reassigned all personnel previously assigned to the project. The balance of the severance and related charges were incurred in association with the Company’s decision to restructure certain of its operations in order to improve workforce efficiencies.

In the quarter ended December 31, 2001, the Company recorded $813,000 in charges in connection with the closing of its Oakland, California. Included in the $813,000 charge was $368,000 in severance costs and $445,000 in facility lease and related costs.

As of December 31, 2002, there are no remaining balances accrued with respect to the 2001 restructuring charges.

A roll forward of the Company’s accrued liability for restructuring charges is as follows:

(Amounts in thousands)	Severance Costs	Facility Lease & Related Costs	Total
Balance at January 1, 2001	$—	$—	$—
Restructuring provisions in 2001	908	553	1,461
Payments in 2001	(651)	(39)	(690)

Balance at December 31, 2001	257	514	771
Payments in 2002	(257)	(514)	(771)

Balance at December 31, 2002	$—	$—	$—

(12) Subsequent Events

(a)	Headcount Reductions and Chicago Office Closing

In the first two months of 2003, the Company has taken actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions include selective headcount reductions and the closing of its Chicago, Illinois office. Between December 31, 2002 and March 10, 2003, the Company’s total headcount was reduced from 358 to 316 employees. With respect to its decision to close its Chicago office, the Company will determine the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date, which is expected to occur in late March 2003. The Company expects to incur an initial charge of approximately $1.3 million related to the Chicago office closing.

(b)	P&G Agreement

On February 13, 2003, the P&G Agreement (see Note 4) was amended to delete a royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock, as more fully described in Note 5(f). The Company will record the calculated fair value of the warrant ($795,000) in the first quarter of 2003 as a component of sales and marketing expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2002 (the “2003 Proxy Statement”), which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Approval of the 2003 Stock Incentive Plan” in the 2003 Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Ruled 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b) Changes in internal controls. Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1.	Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of Deloitte & Touche LLP, the Company’s independent auditors, dated February 13, 2003 are included in this report in Item 8 and is incorporated herein by reference.

Consolidated Balance Sheet as of December 31, 2002

Consolidated Statement of Operations for the year ended December 31, 2002

Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity for the year ended December 31, 2002

Consolidated Statement of Cash Flows for the year ended December 31, 2002

Notes to Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of Arthur Andersen LLP, the Company’s former independent auditors, dated January 24, 2002 are included in this report in Item 8 and is incorporated herein by reference.

Consolidated Balance Sheet as of December 31, 2001

Consolidated Statements of Operations for the years ended December 31, 2000 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001

Notes to Consolidated Financial Statements

2.	Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

None.

(c) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1(i)(1)	Amended and Restated Certificate of Incorporation
3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate for shares of common stock
4.2(1)(3)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))
10.1(1)	1994 Stock Plan
10.2(1)	1997 Stock Option/Incentive Plan
10.3(1)	2000 Stock Incentive Plan
10.4(1)	2000 Non-Employee Director Stock Option Plan
10.5(4)	2001 Stock Incentive Plan
10.6(2)	2001 Employee Stock Plan
10.7(5)	Menerva Technologies, Inc. 2000 Stock Incentive Plan
10.7(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey
10.8(1)	Lease agreement, dated September 30, 1998, between Registrant and Metro Four Associates Limited Partnership regarding premises at 379 Thornall Street, Suite 406, Edison, New Jersey
10.9(1)	Lease agreement, dated September 25, 1997, between Registrant and Hega Realty Trust regarding premises at 537 Congress St., Portland, Maine
10.10(1)	Lease agreement, dated May 24, 1996, between Registrant and Hega Realty regarding premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.11(1)	First Amendment, dated February 8, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.12(1)	Second Amendment, dated May 27, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.13(1)	Third Amendment, dated March 13, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.14(1)	Fourth Amendment, dated April 5, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.15(6)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.16(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002
10.17	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002
10.18(7)	Employment agreement, dated July 1, 2001, between Registrant and Terrence Nicholson
10.19(7)	Employment agreement, dated July 1, 2001, between Registrant and Timothy Curran
10.20(7)	Employment agreement, dated July 1, 2001, between Registrant and Kevin Collins
10.21(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.22(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000
10.23	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003
10.24(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000
10.25	Warrant issued to The Procter and Gamble Company, dated February 13, 2003
10.26(8)	Warrant issued to Accenture LLP, dated April 11, 2001
10.27(9)	Agreement and Plan of Merger and Reorganization, dated as of November 3, 2000, by and among the Registrant, Cimian Corporation, Chi-Cor Information Management, Inc. and certain stockholders
10.28(10)	Share Purchase Agreement, dated as of April 9, 2001 among the Registrant and the stockholders of, I-many International Limited (formerly BCL Vision Ltd.)
10.29(11)	Amended and Restated Agreement and Plan of Merger, dated as of June 26, 2001, by and among the Registrant, Lunalight, Inc., a wholly-owned subsidiary of the Registrant and Provato, Inc.
10.30(3)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.
10.31(3)	Registration Rights Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.
10.32(12)	Agreement and Plan of Merger dated as of March 26, 2002, by and between the Registrant, IMA Delaware Corp., and Menerva technologies, Inc.
10.33(13)	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002
10.34(14)	Amendment to Employment Agreement between the Registrant and Timothy P. Curran, dated as of April 19, 2002
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent of Deloitte & Touche LLP

23.2	Notice Regarding Consent of Arthur Andersen LLP
24.1	Power of Attorney of Directors (see signature page)

99.1	Section 906 Certifications

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(4)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2001

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on August 30, 2001

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 8, 2002

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ A. LEIGH POWELL
A. Leigh Powell Chief Executive Officer, Chairman of the Board of Directors and President Date: March 28, 2003

/s/ KEVIN COLLINS
Kevin Collins Chief Financial Officer and Treasurer Date: March 28, 2003

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

SIGNATURE	TITLE	DATE

/s/ A. LEIGH POWELL A. Leigh Powell	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 28, 2003

/s/ KEVIN COLLINS Kevin Collins	Chief Financial Officer and Treasurer (principal financial officer)	March 28, 2003

/s/ WILLIAM F. DOYLE William F. Doyle	Director	March 28, 2003

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	March 28, 2003

/s/ MURRAY B. LOW Murray B. Low	Director	March 27, 2003

CERTIFICATIONS

I, A. Leigh Powell, certify that:

1.	I have reviewed this annual report on Form 10-K of I-many, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/s/ A. LEIGH POWELL
A. Leigh Powell President and Chief Executive Officer

I, Kevin F. Collins, certify that:

1.	I have reviewed this annual report on Form 10-K of I-many, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/s/ KEVIN F. COLLINS
Kevin F. Collins Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(i)(1)	Amended and Restated Certificate of Incorporation
3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate for shares of common stock
4.2(1)(3)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))
10.1(1)	1994 Stock Plan
10.2(1)	1997 Stock Option/Incentive Plan
10.3(1)	2000 Stock Incentive Plan
10.4(1)	2000 Non-Employee Director Stock Option Plan
10.5(4)	2001 Stock Incentive Plan
10.6(2)	2001 Employee Stock Plan
10.7(5)	Menerva Technologies, Inc. 2000 Stock Incentive Plan
10.7(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey
10.8(1)	Lease agreement, dated September 30, 1998, between Registrant and Metro Four Associates Limited Partnership regarding premises at 379 Thornall Street, Suite 406, Edison, New Jersey
10.9(1)	Lease agreement, dated September 25, 1997, between Registrant and Hega Realty Trust regarding premises at 537 Congress St., Portland, Maine
10.10(1)	Lease agreement, dated May 24, 1996, between Registrant and Hega Realty regarding premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.11(1)	First Amendment, dated February 8, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.12(1)	Second Amendment, dated May 27, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.13(1)	Third Amendment, dated March 13, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.14(1)	Fourth Amendment, dated April 5, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine
10.15(6)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell
10.16(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002
10.17	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002
10.18(7)	Employment agreement, dated July 1, 2001, between Registrant and Terrence Nicholson
10.19(7)	Employment agreement, dated July 1, 2001, between Registrant and Timothy Curran

10.20(7)	Employment agreement, dated July 1, 2001, between Registrant and Kevin Collins

10.21(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.22(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000
10.23	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003
10.24(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000
10.25	Warrant issued to The Procter and Gamble Company, dated February 13, 2003
10.26(8)	Warrant issued to Accenture LLP, dated April 11, 2001
10.27(9)	Agreement and Plan of Merger and Reorganization, dated as of November 3, 2000, by and among the Registrant, Cimian Corporation, Chi-Cor Information Management, Inc. and certain stockholders
10.28(10)	Share Purchase Agreement, dated as of April 9, 2001 among the Registrant and the stockholders of, I-many International Limited (formerly BCL Vision Ltd.)
10.29(11)	Amended and Restated Agreement and Plan of Merger, dated as of June 26, 2001, by and among the Registrant, Lunalight, Inc., a wholly-owned subsidiary of the Registrant and Provato, Inc.
10.30(3)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.
10.31(3)	Registration Rights Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.
10.32(12)	Agreement and Plan of Merger dated as of March 26, 2002, by and between the Registrant, IMA Delaware Corp., and Menerva technologies, Inc.
10.33(13)	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002
10.34(14)	Amendment to Employment Agreement between the Registrant and Timothy P. Curran, dated as of April 19, 2002
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Notice Regarding Consent of Arthur Andersen LLP
24.2	Power of Attorney of Directors (see signature page)

99.1	Section 906 Certifications

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(6)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2001

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on August 30, 2001

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 8, 2002

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002