Form 10-K/A
period 2002-12-31
I MANY INC
filed 2003-05-08
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of May 5, 2003, 40,469,775 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock in the NASDAQ National Market on June 28, 2002) was approximately $98.6 million and (based on the closing price of the common stock on the NASDAQ National Market on May 5, 2003) was approximately $39.6 million.

EXPLANATORY NOTE

The purpose of this amendment is:

•	to delete a reference in the fourth paragraph of the independent auditors’ report to changes in amortization periods for acquired intangible assets,

•	to segregate goodwill from other acquired intangible assets in the December 31, 2002 and 2001 consolidated balance sheets,

•	to clarify that certain information provided in the fourth paragraph of Note 1(d) is audited, not unaudited,

•	to provide information on the expiration and vesting dates of stock options in Note 5(d), and

•	to restate Exhibit 23.2 relating to the consent of Arthur Andersen LLP.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED RESULTS OF OPERATIONS.

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

As discussed above, the financial statements of the Company as of December 31, 2001, and for the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate.

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

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$36,015	$35,979
Restricted cash	—	772
Accounts receivable, net of allowances of $831 and $1,391, respectively	13,412	12,557
Prepaid expenses and other current assets	692	1,052

Total current assets	50,119	50,360
Property and equipment, net	4,709	3,438
Restricted cash	—	348
Other assets	1,496	292
Goodwill, net	21,702	23,298
Acquired intangible assets, net	13,112	6,828

Total assets	$91,138	$84,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,207	$1,413
Accrued expenses	6,999	8,502
Deferred revenue	6,373	7,550
Current portion of capital lease obligations	83	433

Total current liabilities	15,662	17,898
Capital lease obligations, net of current portion	105	375
Deferred rent	115	75

Total liabilities	15,882	18,348

Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $.01 par value
Authorized—1,700 shares
Issued and outstanding—none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized—5,000,000 shares; designated 1,700 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—37,200,988 and 40,277,045 shares in 2001 and 2002, respectively	4	4
Additional paid-in capital	125,224	144,421
Deferred stock-based compensation	(94)	(47)
Stock subscription payable	1,168	142
Accumulated other comprehensive (loss) income	(5)	30
Accumulated deficit	(51,041)	(78,334)

Total stockholders’ equity	75,256	66,216

Total liabilities and stockholders’ equity	$91,138	$84,564

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

As of December 31, 2002, the net carrying value of the Company’s goodwill totaled $23.3 million. Goodwill generated during 2002 as a result of business combinations aggregated $8.9 million. No amortization expense was recorded for the year ended December 31, 2002 as a result of the Company’s adoption of SFAS No. 142. Amortization of goodwill for the years ended December 31, 2001 and 2000 amounted to $4.4 million and $216,000, respectively. The following information summarizes the effect of excluding goodwill amortization expense retroactive to January 1, 2000. This information is presented in thousands of dollars, except per share data:

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

In June 2001, the Company adopted the 2001 Stock Incentive Plan, which provides for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. In addition, if any previous award under the 2001 Stock Incentive Plan or other option plans of the Company expires or is terminated, surrendered or cancelled without having been fully exercised, the unissued shares covered by any such award shall be available for grant under the 2001 Stock Incentive Plan. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Stock Incentive Plan.

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis.

The following table summarizes total common shares available for future option grants at December 31, 2002:

2000 Non-Employee Director Stock Option Plan	387,500
2001 Employee Stock Option Plan	588,068
2001 Stock Incentive Plan	1,612,965

Total available for future grant	2,588,533

The following table summarizes stock option activity under all of the Company’s stock incentive plans:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, January 1, 2000	5,555,863	$0.016 – 3.800	$1.712
Granted	1,886,777	4.200 – 18.500	12.453
Exercised	(1,821,192)	0.016 – 3.000	0.249
Canceled	(336,464)	1.200 – 11.750	5.548

Balance, December 31, 2000	5,284,984	0.016 – 18.500	5.731
Granted	6,291,854	1.960 – 14.250	5.789
Exercised	(1,206,991)	0.016 – 14.000	2.549
Canceled	(1,660,505)	1.200 – 18.500	7.450

Balance, December 31, 2001	8,709,342	0.016 – 18.500	5.841
Granted	2,865,171	1.080 – 8.890	3.469
Exercised	(483,868)	1.016 – 6.000	3.415
Canceled	(2,112,985)	1.100 – 18.500	7.601

Balance, December 31, 2002	8,977,660	$0.016 – 18.500	$4.800

Exercisable, December 31, 2000	977,661	$0.016 – 15.250	$3.215

Exercisable, December 31, 2001	1,380,730	$0.016 – 18.500	$6.692

Exercisable, December 31, 2002	2,676,675	$0.016 – 18.500	$5.827

Weighted average price and life information about significant option groups outstanding and exercisable as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.016 – $1.200	1,320,172	$1.111	9.17	104,303	$1.168
1.516 – 2.500	2,737,395	1.967	8.75	699,708	1.924
2.790 – 3.800	1,328,163	3.053	6.82	834,580	3.060
4.200 – 6.450	1,528,565	4.906	8.70	231,489	4.839
7.180 – 11.750	1,061,434	9.801	8.28	316,307	10.622
13.375 – 18.500	1,001,931	14.257	8.01	490,288	14.473

	8,977,660	$4.800	8.38	2,676,675	$5.827

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

In May 2000, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock as consideration for entering into a strategic relationship

26

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ A. LEIGH POWELL
A. Leigh Powell Chief Executive100 Officer & Director Date: May 6, 2003

/s/ KEVIN F. COLLINS
Kevin F. Collins Chief Financial Officer and Treasurer Date: May 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. LEIGH POWELL A. Leigh Powell	Chief Executive Officer, President and Director	May 6, 2003

/s/ KEVIN COLLINS Kevin Collins	Chief Financial Officer and Treasurer	May 6, 2003

*/s/ WILLIAM F. DOYLE William F. Doyle	Director	May 6, 2003

*/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	May 6, 2003

*/s/ MURRAY B. LOW Murray B. Low	Director	May 6, 2003

*By:	/s/ KEVIN F. COLLINS
Kevin F. Collins Attorney-in-fact

CERTIFICATIONS

I, A. Leigh Powell, certify that:

1.	I have reviewed this annual report on Form 10-K/A of I-many, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003.

/s/ A. LEIGH POWELL
A. Leigh Powell President and Chief Executive Officer

I, Kevin F. Collins, certify that:

1.	I have reviewed this annual report on Form 10-K/A of I-many, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003.

/s/ KEVIN F. COLLINS
Kevin F. Collins Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(3)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)	2000 Non-Employee Director Stock Option Plan

10.5(4)	2001 Stock Incentive Plan

10.6(2)	2001 Employee Stock Plan

10.7(5)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.7(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.8(1)	Lease agreement, dated September 30, 1998, between Registrant and Metro Four Associates Limited Partnership regarding premises at 379 Thornall Street, Suite 406, Edison, New Jersey

10.9(1)	Lease agreement, dated September 25, 1997, between Registrant and Hega Realty Trust regarding premises at 537 Congress St., Portland, Maine

10.10(1)	Lease agreement, dated May 24, 1996, between Registrant and Hega Realty regarding premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine

10.11(1)	First Amendment, dated February 8, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine

10.12(1)	Second Amendment, dated May 27, 1999, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine

10.13(1)	Third Amendment, dated March 13, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine

10.14(1)	Fourth Amendment, dated April 5, 2000, to lease agreement, dated May 24, 1996, for premises at 537 Congress St., Suites 500, 501 and 504, Portland, Maine

10.15(6)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.16(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.17(*)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.18(7)	Employment agreement, dated July 1, 2001, between Registrant and Terrence Nicholson

10.19(7)	Employment agreement, dated July 1, 2001, between Registrant and Timothy Curran

10.20(7)	Employment agreement, dated July 1, 2001, between Registrant and Kevin Collins

10.21(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.22(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.23(*)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.24(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.25(*)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.26(8)	Warrant issued to Accenture LLP, dated April 11, 2001

10.27(9)	Agreement and Plan of Merger and Reorganization, dated as of November 3, 2000, by and among the Registrant, Cimian Corporation, Chi-Cor Information Management, Inc. and certain stockholders

10.28(10)	Share Purchase Agreement, dated as of April 9, 2001 among the Registrant and the stockholders of, I-many International Limited (formerly BCL Vision Ltd.)

10.29(11)	Amended and Restated Agreement and Plan of Merger, dated as of June 26, 2001, by and among the Registrant, Lunalight, Inc., a wholly-owned subsidiary of the Registrant and Provato, Inc.

10.30(3)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.

10.31(3)	Registration Rights Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein.

10.32(12)	Agreement and Plan of Merger dated as of March 26, 2002, by and between the Registrant, IMA Delaware Corp., and Menerva technologies, Inc.

10.33(13)	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.34(14)	Amendment to Employment Agreement between the Registrant and Timothy P. Curran, dated as of April 19, 2002

21.1(*)	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Notice Regarding Consent of Arthur Andersen LLP

24.1(*)	Power of Attorney of Directors (see signature page)

99.1(*)	Section 906 Certifications

(*)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, to which this amendment applies.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(4)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2001

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on August 30, 2001

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 8, 2002

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002