Form 10-Q
period 2003-03-31
I MANY INC
filed 2003-05-14
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

(800) 832-0228

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

On May 5, 2003, 40,469,770 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Certain Factors That May Affect Future Operating Results” as well as in the Form 10-Q generally. The Company uses words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “should,” “may,” “will,” “scheduled” and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, its expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market, which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this Form 10-Q.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$33,018	$35,979
Restricted cash	699	772
Accounts receivable, net of allowance	10,654	12,557
Prepaid expenses and other current assets	1,347	1,052

Total current assets	45,718	50,360
Property and equipment, net	3,019	3,438
Restricted cash	668	348
Other assets	295	292
Acquired intangible assets, net	6,166	6,828
Goodwill, net	23,298	23,298

Total assets	$79,164	$84,564

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,164	$1,413
Accrued expenses	7,093	8,502
Deferred revenue	7,416	7,550
Current portion of capital lease obligations	616	433

Total current liabilities	17,289	17,898
Capital lease obligations, net of current portion	447	375
Other long-term liabilities	722	75

Total liabilities	18,458	18,348

Series A redeemable convertible preferred stock, $.01 value Authorized—1,700 shares Issued and outstanding—none	—	—
Stockholders’ equity:
Undesignated preferred stock, $.01 par value Authorized—5,000,000 shares; designated 1,700 shares Issued and outstanding—none	—	—
Common stock, $.0001 par value— Authorized—100,000,000 shares Issued and outstanding—40,381,431and 40,277,045 shares at March 31, 2003 and December 31, 2002, respectively	4	4
Additional paid-in capital	145,362	144,421
Deferred stock-based compensation	(35)	(47)
Stock subscription payable	—	142
Accumulated other comprehensive income	27	30
Accumulated deficit	(84,652)	(78,334)

Total stockholders’ equity	60,706	66,216

Total liabilities and stockholders’ equity	$79,164	$84,564

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Net revenues:
Product	$4,871	$8,525
Services	6,228	6,490

Total net revenues	11,099	15,015
Cost of revenues	3,705	3,547

Gross profit	7,394	11,468
Operating expenses:
Sales and marketing	5,137	5,286
Research and development	4,336	3,957
General and administrative	1,659	1,448
Depreciation	696	579
Amortization of other acquired intangible assets	662	1,043
In-process research and development	—	1,000
Restructuring and other charges	1,254	—

Total operating expenses	13,744	13,313

Loss from operations	(6,350)	(1,845)
Other income, net	32	35

Net loss	$(6,318)	$(1,810)

Basic and diluted net loss per common share	$(0.16)	$(0.05)

Weighted average shares outstanding	40,337	37,984

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(6,318)	$(1,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,358	1,620
In-process research and development	—	1,000
Accrued restructuring and other charges	1,254	—
Amortization of deferred stock-based compensation	12	12
Provision for bad debts	75	50
Noncash marketing expense related to issuance of warrant	795	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,825	(1,886)
Prepaid expense and other current assets	(296)	(241)
Accounts payable	751	166
Accrued expenses and other liabilities	(1,911)	(1,333)
Deferred revenue	(134)	34
Deferred rent	(4)	(44)

Net cash used in operating activities	(2,593)	(2,432)

Cash Flows from Investing Activities:
Purchases of property and equipment	(376)	(227)
Proceeds from sale of property and equipment	376	—
Additional cash paid to acquire BCL Vision, Ltd.	—	(40)
Cash paid to acquire Net Return, LLC	—	(634)
Cash paid to acquire Menerva Technologies, Inc.	—	(331)
Increase in restricted cash	(247)	—
(Increase) decrease in other assets	(3)	31

Net cash used in investing activities	(250)	(1,201)

Cash Flows from Financing Activities:
Net proceeds from private placement sale of common stock	—	7,437
Payments on capital lease obligations	(122)	(27)
Proceeds from exercise of stock options	4	1,346

Net cash (used in) provided by financing activities	(118)	8,756

Net (decrease) increase in cash and cash equivalents	(2,961)	5,123
Cash and cash equivalents, beginning of period	35,979	36,015

Cash and cash equivalents, end of period	$33,018	$41,138

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$21	$12

Supplemental Disclosure of Noncash Activities:
Issuance of warrant to purchase common stock	$795	$—

Property and equipment acquired under capital leases	$376	$—

Issuance of redeemable convertible preferred stock, proceeds held in escrow pending conversion	$—	$17,000

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2002 as reported in the Company’s Annual Report on Form 10-K/A filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003, or for any other period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition, With Respect To Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. If an acceptance period is required, revenues are deferred until customer acceptance. In multiple-element arrangements, the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee.

Service revenues include professional services, training, maintenance and support services and out-of-pocket reimbursable expenses. Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site user training conferences. Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, a portion of the total fee is allocated to maintenance and support based upon the price paid by the customer when sold separately, generally as renewals in the second year.

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

Stock Options:

At March 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
	(Amounts in thousands)
Net loss, as reported	$(6,318)	$(1,810)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,033)	(2,715)

Pro forma net loss	$(7,351)	$(4,525)

Basic and diluted loss per share:
As reported	$(0.16)	$(0.05)

Pro forma	$(0.18)	$(0.12)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the three months ended March 31:

	2003	2002
Risk-free interest rates	3.2%	3.5%
Dividend yield	—	—
Volatility	125%	100%
Expected term	7 years	7 years
Weighted average fair value of options granted during the period	$1.20	$6.92

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

Identified intangible assets (excluding goodwill) are amortized over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the cash flows expected to be generated by the identified intangible asset to its carrying amount. If the asset is considered to be impaired, an impairment loss will be recognized in an amount by whicb the carrying amount of the asset exceeds its fair value. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

Other Significant Accounting Policies:

The Company accounts for consideration given to a customer or a reseller of its products as a reduction of revenue in certain circumstances. To the extent that consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

Provisions for doubtful accounts are based on a detailed assessment of accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivables, historical write-off experience, the credit worthiness of customers and the economic conditions of the customers’ industries and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. The provisions for doubtful accounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires such costs to be recognized when the liability is incurred. Previously, such costs were recognizable at the date of an entity’s commitment to an exit plan. In accordance with SFAS No. 146, the Company has determined the fair value of the remaining liability, net of estimated sublease rentals, of its lease payments for its vacated Chicago office and has recorded this provision as restructuring and other charges in the quarter ended March 31, 2003. In periods subsequent to initial measurement, changes to the liability shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change and reported as restructuring and other charges. Changes due to the passage of time shall be recognized as an increase in the carrying amount of the liability and as an expense.

Due to the uncertainty regarding the Company’s ability to realize its net operating loss carryforwards and other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

NOTE 3. RECLASSIFICATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

NOTE 4. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 11,768 and 3,342,445 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5. SIGNIFICANT CUSTOMERS

None of the Company’s customers individually generated revenues comprising at least 10% of total net revenues during either of the three month periods ended March 31, 2003 or 2002.

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2003	2002
Customer A	11%	*
Customer B	10%	*

*	was less than 10% of the Company’s total

NOTE 6. STRATEGIC RELATIONSHIP AGREEMENTS

Procter & Gamble Company

In May 2000, the Company entered into a Strategic Relationship Agreement (the “Initial P&G Agreement”) with The Procter & Gamble Company (“P&G”), pursuant to which P&G designated the Company as its exclusive provider of purchase contract management software for its commercial products group for a period of at least three years. In addition, P&G has agreed to provide the Company with certain strategic marketing and business development services over the term of the P&G Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

As consideration for entering into the Initial P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock. The warrant did not require any future product purchases or service performance. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a non-cash exercise during 2000. In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of December 31, 2002, no such royalties had been earned or paid.

In February 2003, the Initial P&G Agreement was amended (the “Amended P&G Agreement”) to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. Using the Black-Scholes option pricing model and based upon an exercise price of $1.20 per share, a then-current stock market value of $1.11 per share and a volatility factor of 125%, the Company calculated the fair value of the fully exercisable warrant to purchase 1,000,000 shares of common stock as $795,000. In accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” this amount was recorded by the Company in the first quarter of 2003 as a component of sales and marketing expense.

NOTE 7. SEGMENT DISCLOSURE

The Company measures operating results as two reportable segments, both of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The Company’s reportable segments are strategic business units that market to separate and distinct business groups: (i) life sciences, which includes pharmaceutical manufacturers, and (ii) all other industries. Previously, the Company’s reportable segments included consumer packaged goods and food services as a separate business unit, but this segment was combined with the other industries segment effective January 1, 2003.

The following tables reflect the results of the segments consistent with the Company’s information management system.

	Life Sciences	Other Industries	Undesignated	Totals
	(Amounts in thousands)
At and for the three months ended March 31, 2003:

Revenues	$6,468	$4,631	$—	$11,099
Segment loss	(3,562)	(2,599)	(157)	(6,318)
Segment assets	50,908	20,430	7,826	79,164

At and for the three months ended March 31, 2002:

Revenues	$10,210	$4,805	$—	$15,015
Segment loss	(434)	(809)	(567)	(1,810)
Segment assets	63,660	24,096	38,334	126,090

Undesignated amounts consist of: (i) goodwill and acquired intangible asset values and related amortization amounts with respect to the Provato and Menerva acquisitions and the technology purchase from Ozro, Inc. and (ii) $17.0 million in restricted cash derived from the private placement financing.

NOTE 8. RESTRUCTURING AND OTHER CHARGES

In the quarter ended March 31, 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included selective headcount reductions and the closing of its Chicago, Illinois office. Between December 31, 2002 and March 10, 2003, the Company’s total headcount was reduced from 358 to 316 employees. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. The Company has incurred an initial charge of approximately $1.3 million related to the Chicago office closing.

As of December 31, 2002, there were no remaining balances accrued with respect to pre-2003 restructuring charges. A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

Facility Lease Costs
(Amounts in thousands)
Balance at January 1, 2003	$—

Additions in quarter ended March 31, 2003	1,200

Balance at March 31, 2003	$1,200

Current portion—included in Accrued expenses	$549

Non-current portion—included in Other long-term liabilities	$651

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

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their business-to-business relationships through the entirety of the contract management lifecycle. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 9 of the 10 largest and 15 of the 20 largest pharmaceutical manufacturers, ranked according to 2001 annual healthcare revenues. We have also expanded our products and services to new vertical markets, particularly the consumer packaged goods and food service industries, and to procurement side contracting. Our acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) in November 2000 has provided us with accepted products, customers and expertise in the consumer products and foodservice vertical markets. Also, our acquisitions of BCL Vision Ltd. (“BCL”) (renamed I-many International Limited) in April 2001, NetReturn LLC (“NetReturn”) in March 2002 and Menerva Technologies, Inc. (“Menerva”) in March 2002 have expanded our portfolio of software solutions, which we market to customers within our currently-targeted and other vertical markets. The acquired companies’ revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions. As a result, any period-to-period comparisons of the Company’s historical results of operations are affected by the timing of these acquisitions.

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

We have generated revenues from both products and services. Product revenues—which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of collections and disputes management, ContractSphere software solutions, government pricing and Medicaid compliance software and deductions and trade promotions—accounted for 43.9% of net revenues in the three months ended March 31, 2003 versus 56.8% of net revenues in the three months ended March 31, 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 56.1% of net revenues in the three months ended March 31, 2003 versus 43.2% of net revenues in the three months ended March 31, 2002.

Beginning in 1999, we expanded our operations significantly, principally from increases in the size of our sales and engineering workforces and from acquisitions, as we experienced rapid revenue growth. Our aggregate spending for sales and marketing, research and development and general and administrative expenses increased from $9.4 million in the 12 months ended December 31, 1998 to $44.1 million in the twelve months ended December 31, 2001 and our workforce grew from 67 employees as of December 31, 1997 to 402 employees at June 30, 2001. And until the second quarter of 2001, our revenues had been growing at a similarly rapid pace. We have since implemented a number of headcount reductions, which have been partially offset by acquisition-related employee additions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. In the quarter ended March 31, 2003, our aggregate spending on sales and marketing, research and development and general and administrative expenses was approximately $1.5 million less than the corresponding expense levels in the quarter ended June 30, 2001.

During the first three months of 2003, actions we have taken to reduce our operating expenses included selective headcount reductions and the closing of our Chicago, Illinois office. During the quarter ended March 31, 2003, our total headcount was reduced from 360 to 320 employees.

CRITICAL ACCOUNTING POLICIES

We generate revenues from licensing our software and providing professional services, training and maintenance and support services. Software license revenues are attributable to the addition of new customers, and the expansion or renewal of existing customer relationships through licenses covering additional users, licenses of additional software products and license renewals.

We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition, With Respect To Certain Arrangements.” We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable due to lack of credible evidence of customer’s creditworthiness, we recognize the license fee as payments are received.

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

Identified intangible assets (excluding goodwill) are amortized over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the cash flows expected to be generated by the identified intangible asset to its carrying amount. If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

We account for consideration given to a customer or a reseller of our products as a reduction of revenue in certain circumstances. To the extent that consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

We record provisions for doubtful accounts based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivables, our historical write-off experience, the credit worthiness of customers and the economic conditions of the customers’ industries and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. The provisions for doubtful accounts are included in general and administrative expenses in the condensed consolidated statements of operations.

We have adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires such costs to be recognized when the liability is incurred. Previously, such costs were recognizable at the date of an entity’s commitment to an exit plan. In accordance with SFAS No. 146, we determined the fair value of the remaining liability, net of estimated sublease rentals, of the future lease payments for our vacated Chicago office and recorded this provision as restructuring and other charges in the quarter ended March 31, 2003. In periods subsequent to initial measurement, changes to the liability shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change and reported as restructuring and other charges. Changes due to the passage of time shall be recognized as an increase in the carrying amount of the liability and as an expense.

Due to the uncertainty regarding our ability to realize our net operating loss carryforwards and other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

RECENT EVENTS

In February 2003, our Strategic Relationship Agreement with Procter & Gamble (“P&G”) was amended to delete a royalty provision, in exchange for which we granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock at a price of $1.20 per share. Under the terms of the original agreement, we had agreed to pay a royalty of up to 10% of certain revenues, but no such royalties had yet been earned or paid. We recorded the calculated fair value of the warrant ($795,000) in the first quarter of 2003 as a component of sales and marketing expense.

In February 2003, the Company made the decision to close its Chicago office as part of its efforts to reduce operating expenses and consolidate its operations. The Company incurred an initial charge of $1.3 million in the first quarter of 2003 related to the Chicago office closing.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

NET REVENUES

Net revenues decreased by $3.9 million, or 26.1%, to $11.1 million for the quarter ended March 31, 2003 from $15.0 million for the quarter ended March 31, 2002. Product revenues decreased by $3.7 million, or 42.9%, to $4.9 million for the quarter ended March 31, 2003. The number of license contracts (minimum price of $50,000) sold decreased from 26 to 12, partially offset by a 28% increase in average deal size.

As a percentage of total revenue, net revenues derived from outside the life sciences segment increased to 41.7% in the first quarter of 2003, as compared to 32.0% in the first quarter of 2002 and 31.5% for all of 2002. The trend reflects a continuing increase in the relative emphasis in selling outside of the life sciences vertical as well as greater acceptance of the Company’s solutions in other vertical markets, particularly in foodservice.

As a percentage of total net revenues, product revenues decreased to 43.9% for the quarter ended March 31, 2003, from 56.8% for the quarter ended March 31, 2002. This decrease in product revenues as a percentage of total net revenues is mostly attributable to the reduction in product revenues discussed above, as service revenues decreased by only $262,000, or 4.0%, to $6.2 million for the quarter ended March 31, 2003, from $6.5 million for the quarter ended March 31, 2002. A drop in professional service revenues accounted for this decrease in first quarter service revenues. However professional service revenue levels in the quarter ended March 31, 2003 were 2.7% higher than the average quarterly revenue levels for all of 2002.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $158,000, or 4.5%, to $3.7 million for the quarter ended March 31, 2003, from $3.5 million for the quarter ended March 31, 2002. This small increase is attributable to transitional costs incurred in subcontracting the hosting and technical support for the installed customer base of two of the Company’s software products.

As a percentage of total net revenues, cost of revenues increased to 33.4% for the quarter ended March 31, 2003, from 23.6% for the quarter ended March 31, 2002. This increase in cost of revenues as a percentage of total net revenues is largely attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included a one-time, non-cash charge of $795,000 in the quarter ended March 31, 2003 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the noncash warrant charge, sales and marketing expense decreased by $944,000, or 17.9%, to $4.3 million in the three months ended March 31, 2003 from $5.3 million in the three months ended March 31, 2002. This decrease in sales and marketing expense is primarily attributable to reduced commission costs, which is a direct result of the 42.9% decrease in product revenues, and a decrease in salary and fringe benefit costs resulting from sales force headcount reductions. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) increased to 39.1% for the quarter ended March 31, 2003 from 35.2% for the quarter ended March 31, 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $379,000, or 9.6%, to $4.3 million for the quarter ended March 31, 2003 from $4.0 million for the quarter ended March 31, 2002. This increase in research and development expenses is attributable to higher salary and fringe benefit costs, mostly the direct result of engineers hired pursuant to the March 2002 acquisitions of NetReturn and Menerva, and increased spending for external consulting services. As a percentage of total net revenues, research and development expense increased to 39.1% for the quarter ended March 31, 2003, from 26.4% for the quarter ended March 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $211,000, or 14.6%, to $1.7 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002. As a percentage of total net revenues, general and administrative expenses increased to 14.9% for the quarter ended March 31, 2003, from 9.6% for the quarter ended March 31, 2002. The increase in general and administrative expenses is primarily attributable to legal expenses which were incurred with respect to a planned business acquisition that was not consummated.

DEPRECIATION. Depreciation expense increased by $117,000, or 20.2%, from $579,000 in the first quarter of 2002 to $696,000 in the first quarter of 2003. This increase is attributable to the accelerated depreciation of furniture and equipment that was acquired in the Provato merger, resulting from the reduction in the estimated salvage value of these assets. Excluding the impact of this depreciation acceleration, which amounted to $179,000, depreciation expense decreased by $62,000, or 10.7% from year earlier levels. This decrease in the depreciation run rate is attributable to computer and related equipment acquired in 1999 and 2000 becoming fully depreciated in 2002 and 2003, computer hardware being depreciated over a three-year life. Since the average annual computer equipment additions during the 1999 and 2000 timeframe ($1.5 million) are significantly higher than the rate of computer equipment additions in 2002 ($638,000) and in the quarter ended March 31, 2003 ($82,000), this decrease in depreciation expense is expected to continue through the balance of 2003.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $662,000 in the quarter ended March 31, 2003, which represents a decrease of $381,000, or 36.5%, from the amortization of $1.0 million in the quarter ended March 31, 2002. This decrease is attributable to the discontinued amortization of acquired intangibles for Intersoft, Provato and Ozro, Inc., pursuant to the full impairment write-offs of these assets in December 2002, partially offset by the incremental amortization resulting from the NetReturn and Menerva acquisitions in March 2002.

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

RESTRUCTURING AND OTHER CHARGES

In the quarter ended March 31, 2003, the Company made the decision to close its Chicago office as part of its efforts to reduce operating expenses and consolidate its operations. The Company incurred an initial charge of $1.3 million in the first quarter of 2003 related to the Chicago office closing, consisting of $1.2 million in future office lease costs, net of estimated sublease receipts, and $54,000 of net book value for the abandoned furniture and leasehold improvements.

OTHER INCOME, NET

Other income, net, decreased by $3,000, or 8.6%, from $35,000 in the quarter ended March 31, 2002, to $32,000 in the quarter ended March 31, 2003. This decrease is primarily the result of lower average cash balances during the quarter.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2002 and the first quarter of 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million was held in an escrow account pending conversion of the preferred stock into common stock. At our election, the $17 million in preferred stock was redeemed on July 2, 2002.

In March 2003 and December 2002, we entered into capital lease financing arrangements with a financial institution. Under the terms of the financings, the entire proceeds of $376,000 and $737,000, during March 2003 and December 2002, respectively, were deposited in a restricted bank account. At March 31, 2003, $1.0 million of the aggregate proceeds are restricted, $546,000 of which is classified as current restricted cash and $454,000 is classified as non-current restricted cash in the condensed consolidated balance sheet.

At March 31, 2003, we had cash and cash equivalents of $33.0 million and net working capital of $28.4 million. Also on March 31, 2003, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the three months ended March 31, 2003 was $2.6 million, as compared to net cash used in operating activities of $2.4 million in the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash used in operating activities consisted of the net loss of $6.3 million, as offset by non-cash items depreciation and amortization of $1.4 million, restructuring and other charges of $1.3 million and a warrant charge of $795,000. Also, a $1.8 million decrease in accounts receivable during the quarter ended March 31, 2003, which was principally attributable to a 23.4% drop in product revenues from the previous quarter, was offset by a $1.9 million decrease in accrued expenses, which resulted largely from payouts of year end bonuses, commissions and other accrued salaries. For the three months ended March 31, 2002, net cash used in operating activities consisted primarily of a $1.9 million increase in accounts receivable and a $1.3 million decrease in accrued expenses, partially offset by a $810,000 increase in cash resulting from our net loss of $1.8 million, as adjusted for depreciation and acquisition-related non-cash charges totaling $2.6 million.

Net cash used in investing activities was $250,000 for the three months ended March 31, 2003 and $1.2 million for the three months ended March 31, 2002. Net cash used in investing activities for the three months ended March 31, 2003 consisted principally of a $247,000 increase in restricted cash, which is a direct result of a new capital lease financing net of payments applied on an existing lease. Net cash used in investing activities for the three months ended March 31, 2002 consisted primarily of $227,000 in purchases of property and equipment and $965,000 related to the acquisitions of NetReturn and Menerva.

Net cash used in financing activities was $118,000 in the quarter ended March 31, 2003, mostly comprised of payments on existing capital leases. Net cash provided by financing activities was $8.8 million for the quarter ended March 31, 2002, primarily from net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.3 million of stock option exercises.

We currently anticipate that our cash and cash equivalents of $33.0 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

CONTRACTUAL OBLIGATIONS

	Payments due by Period—
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Amounts in $000s
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	1,063	616	447	—	—
Operating Leases	9,386	2,083	2,356	2,147	2,800
Unconditional Purchase Obligations	1,000	1,000	—	—	—

Total Contractual Obligations	$11,449	$3,699	$2,803	$2,147	$2,800

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $21.2 million in the year ended December 31, 2001, $27.3 million in the year ended December 31, 2002 and $6.3 million in the quarter ended March 31, 2003, and we had an accumulated deficit at March 31, 2003 of $84.7 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, sales and marketing expenses, and non-cash expenses related to acquisitions. We expect to continue spending significantly, principally for sales, marketing and development expenses, and therefore we will need to grow our revenues significantly before we reach profitability. In addition, our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we could be affected by these factors in future periods. We may not achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide technology solutions, particularly during this economic downturn. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to further decline.

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

WE HAVE TWO MANAGEMENT LOCATIONS AND OTHER FACILITIES, AND AS WE CONTINUE TO GROW WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

Certain members of our management team are based at our offices located in Portland, Maine, and other members of our management team are based at our corporate headquarters in Edison, New Jersey. In addition, as a result of acquisitions, we have additional offices in Stratford, Connecticut, Redwood City, California and London, United Kingdom, and we are in the process of opening a software development office in India. The geographic distance between these offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources.

WE ARE HIGHLY DEPENDENT UPON THE HEALTHCARE INDUSTRY, AND FACTORS THAT ADVERSELY AFFECT THAT MARKET COULD ALSO ADVERSELY AFFECT US

Most of our revenue to date has come from pharmaceutical companies and other clients in the healthcare industry, and our future growth depends, in large part, upon increased sales to the healthcare market. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The healthcare market is undergoing intense consolidation. We may experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

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

On April 11, 2003 we received written notification from Nasdaq that we were not in compliance with Nasdaq listing requirements, specifically Marketplace Rule 4450(b)(4). We fell out of compliance with this rule because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days no later than October 8, 2003. If we do not regain compliance by October 8, 2003, we may be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

We intend in the future to consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We may not be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt, reduce our cash position or issue equity securities with respect to any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

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

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. Although the amortization of goodwill has been discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. In the quarter ended December 31, 2002, we recorded a $13.3 million impairment charge in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

OUR FIXED COSTS HAVE LED, AND MAY CONTINUE TO LEAD, TO FLUCTUATIONS IN OPERATING RESULTS WHICH HAVE RESULTED, AND COULD IN THE FUTURE RESULT, IN A DECLINE OF OUR STOCK PRICE

A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues, as we experienced in recent quarters, may cause significant variations in operating results in any quarter. Our stock price has been impacted by the failure of our quarterly results to meet the expectations of market analysts and investors, and it could decline further.

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

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. Our competitors could develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. We may not be able to compete successfully and competitive pressures may require us to make concessions that will adversely affect our revenues and our margins, or reduce the demand for our products and services.

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

As of March 31, 2003, the Company’s cash and cash equivalents consisted entirely of money market investments with maturities under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at March 31, 2003 amounted to 1.16 percent.

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

There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the date of their most recent evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits listed on the Exhibit Index are filed herewith.

(b)	On April 22, 2003, the Company furnished a current report on form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: May 13, 2003	By:	/s/ KEVIN F. COLLINS
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ A. LEIGH POWELL
A. Leigh Powell Chief Executive Officer

I, Kevin F. Collins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of I-many, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ KEVIN F. COLLINS
Kevin F. Collins Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350