Form 10-Q
period 2003-06-30
I MANY INC
filed 2003-08-14
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

On August 11, 2003, 40,427,571 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Certain Factors That May Affect Future Operating Results” as well as in the Form 10-Q generally. The Company uses words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “should,” “may,” “will,” “scheduled” and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, the sale of its health and life sciences business, its expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market, which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this Form 10-Q.

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

I-MANY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I-MANY, INC.

BALANCE SHEETS

(In thousands, except share-related amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$26,631	$35,979
Restricted cash	608	772
Accounts receivable, net of allowance	11,149	12,557
Prepaid expenses and other current assets	1,028	1,052

Total current assets	39,416	50,360
Property and equipment, net	2,591	3,438
Restricted cash	591	348
Other assets	273	292
Acquired intangible assets, net	3,484	6,828
Goodwill	8,531	23,298

Total assets	$54,886	$84,564

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,849	$1,413
Accrued expenses	5,760	8,502
Deferred revenue	6,658	7,550
Current portion of capital lease obligations	678	433

Total current liabilities	14,945	17,898
Capital lease obligations, net of current portion	345	375
Other long-term liabilities	802	75

Total liabilities	16,092	18,348

Series A redeemable convertible preferred stock, $.01 value
Authorized – 1,700 shares
Issued and outstanding – none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized - 5,000,000 shares; designated 1,700 shares;
Issued and outstanding - none	—	—
Common stock, $.0001 par value
Authorized - 100,000,000 shares
Issued and outstanding – 40,515,910 and 40,277,045 shares at June 30, 2003 and December 31, 2002, respectively	4	4
Additional paid-in capital	145,495	144,421
Deferred stock-based compensation	(24)	(47)
Stock subscription payable	—	142
Accumulated other comprehensive income	62	30
Accumulated deficit	(106,743)	(78,334)

Total stockholders’ equity	38,794	66,216

Total liabilities and stockholders’ equity	$54,886	$84,564

See notes to unaudited condensed consolidated financial statements.

I-MANY, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues:
Product	$3,898	$8,064	$8,769	$16,589
Services	6,340	6,489	12,568	12,979

Total net revenues	10,238	14,553	21,337	29,568
Cost of revenues	3,941	4,111	7,646	7,658

Gross profit	6,297	10,442	13,691	21,910

Operating expenses:
Sales and marketing	4,265	5,339	9,402	10,625
Research and development	4,335	4,568	8,671	8,525
General and administrative	1,583	1,629	3,242	3,077
Depreciation	481	581	1,177	1,160
Amortization of other acquired intangible assets	663	1,340	1,325	2,383
In-process research and development	—	—	—	1,000
Impairment of goodwill and acquired intangible assets	16,786	—	16,786	—
Restructuring and other charges	368	—	1,622	—

Total operating expenses	28,481	13,457	42,225	26,770

Loss from operations	(22,184)	(3,015)	(28,534)	(4,860)
Other income, net	93	80	125	115

Net loss	$(22,091)	$(2,935)	$(28,409)	$(4,745)

Basic and diluted net loss per common share	$(0.55)	$(0.07)	$(0.70)	$(0.12)

Weighted average shares outstanding	40,483	40,307	40,411	39,152

See notes to unaudited condensed consolidated financial statements

I-MANY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(28,409)	$(4,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,502	3,543
In-process research and development	—	1,000
Accrued restructuring and other charges	1,622	—
Impairment of goodwill and acquired intangible assets	16,786	—
Amortization of deferred stock-based compensation	23	24
Provision for doubtful accounts	75	290
Noncash marketing expense related to issuance of warrant	795	—
Noncash cost of revenue related to issuance of stock	75	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,365	(1,230)
Prepaid expense and other current assets	24	(1,021)
Accounts payable	436	310
Accrued expenses and other liabilities	(3,428)	(2,274)
Deferred revenue	(892)	318
Deferred rent	(4)	(40)

Net cash used in operating activities	(9,030)	(3,825)

Cash Flows from Investing Activities:
Purchases of property and equipment	(534)	(520)
Proceeds from sale of property and equipment	490	—
Additional cash paid to acquire BCL Vision, Ltd.	—	(66)
Cash paid to acquire Net Return, LLC	—	(634)
Cash paid to acquire Menerva Technologies, Inc.	—	(2,764)
Increase in restricted cash	(79)	—
Decrease in other assets	19	10

Net cash used in investing activities	(104)	(3,974)

Cash Flows from Financing Activities:
Net proceeds from private placement sale of common stock	—	7,413
Payments on capital lease obligations	(276)	(43)
Proceeds from exercise of stock options	4	1,639
Proceeds from Employee Stock Purchase Plan	58	68

Net cash (used in) provided by financing activities	(214)	9,077

Net (decrease) increase in cash and cash equivalents	(9,348)	1,278
Cash and cash equivalents, beginning of period	35,979	36,015

Cash and cash equivalents, end of period	$26,631	$37,293

(continued)

I-MANY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$41	$26

Supplemental Disclosure of Noncash Activities:
Issuance of warrant to purchase common stock	$795	$—

Property and equipment acquired under capital leases	$490	$—

Issuance of redeemable convertible preferred stock, proceeds held in escrow pending conversion	$—	$17,000

See notes to unaudited condensed consolidated financial statements.

(Concluded)

I-MANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2002 as reported in the Company’s Annual Report on Form 10-K/A filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003, or for any other period. On July 21, 2003, the Company announced the signing of a definitive agreement to sell the assets of its health and life sciences business to Neoforma, Inc. (see Note 4).

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

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

The Company accounts for consideration given to a customer or reseller of its products as a reduction of revenue in certain circumstances. To the extent that consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

Stock Options:

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the measurement date over the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date that performance of certain services is complete.

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2003	2002	2003	2002
Net loss, as reported	$(22,091)	$(2,935)	$(28,409)	$(4,745)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,085)	(2,619)	(2,118)	(5,334)

Pro forma net loss	$(23,176)	$(5,554)	$(30,527)	$(10,079)

Basic & Diluted net loss per share:
As reported	$(0.55)	$(0.07)	$(0.70)	$(0.12)

Pro forma	$(0.57)	$(0.14)	$(0.76)	$(0.26)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the six months ended June 30:

	2003	2002
Risk-free interest rates	3.2%	3.5%
Dividend yield	—	—
Volatility	125%	100%
Expected term	7 years	7 years
Weighted average fair value of options granted during the period	$1.15	$5.00

Goodwill and Intangible Assets (see Note 9):

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

Income Taxes:

Due to the uncertainty regarding the Company’s ability to realize its net operating loss carryforwards and other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax assets.

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of June 30, 2003. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. RECLASSIFICATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

NOTE 4. SALE OF HEALTH AND LIFE SCIENCES ASSETS

On July 21, 2003, the Company announced that it had signed a definitive asset purchase agreement to sell its Health and Life Sciences business, including in force license contracts and intellectual property, to a subsidiary of Neoforma, Inc. (“Neoforma”) for a purchase price of up to $25.0 million. The initial consideration of $20.0 million will consist of $10.0 million in cash and $10.0 million in Neoforma common stock. In addition, upon achievement of certain revenue milestones, the Company will be entitled to additional consideration of up to $5.0 million, payable in Neoforma common stock. The sale, which is subject to approval by Company stockholders and satisfaction of other customary closing conditions, is expected to be completed near the end of the third quarter of 2003.

In fiscal year 2002 and the first two quarters of 2003 and 2002, the Company’s Health and Life Sciences business generated revenues of $37.5 million, $13.5 million and $21.7 million, respectively. Excluding the results of the Health and Life Sciences operations, the Company’s revenues were as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
(Amounts in Thousands)	2003	2002	2003	2002	2002
Net revenues, as reported	$10,238	$14,553	$21,337	$29,568	$54,746
Less Health and Life Sciences revenues	(7,027)	(11,504)	(13,495)	(21,715)	(37,483)

Pro forma net revenues	$3,211	$3,049	$7,842	$7,853	$17,263

The Company will report the cumulative results of operations of the Health and Life Sciences business for all periods in discontinued operations after shareholder approval of the transaction.

As part of the disposition, Neoforma has agreed to acquire certain assets (having a balance sheet value at June 30, 2003 totaling approximately $6.1 million) and assume certain specified liabilities, including deferred revenue related to the acquired business (having a balance sheet value at June 30, 2003 totaling approximately $4.4 million). Concurrent with the disposition of its Health and Life Sciences business, the Company plans to reduce its remaining workforce as part of a restructuring of its operations. The net result of the Health and Life Sciences Division sale and workforce restructuring will be a reduction in the Company’s headcount from 298 to approximately 85. The Company expects to incur charges related to the downsizing, including severance payments and lease obligations on office space to be vacated, during the third and fourth quarters of 2003.

NOTE 5. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 23,875 and 1,872,332 for the three months ended June 30, 2003 and 2002, respectively, and

17,874 and 2,603,328 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 6. SIGNIFICANT CUSTOMERS

The Company had a customer whose contribution to our revenues individually represented a significant percentage of total net revenues, as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Customer A	*	10%	*	*

The Company had a customer whose accounts receivable balance with us individually represented a significant percentage of total receivables, as follows:

	June 30,		December 31, 2002
	2003	2002
Customer A	*	11%	*

*	was less than 10% of the Company’s total

NOTE 7. STRATEGIC RELATIONSHIP AGREEMENTS

Procter & Gamble Company

In May 2000, the Company entered into a ten-year Strategic Relationship Agreement (the “Initial P&G Agreement”) with The Procter & Gamble Company (“P&G”), pursuant to which P&G designated the Company as its exclusive provider of purchase contract management software for its commercial products group for a period of three years. In addition, P&G has agreed to provide the Company with certain strategic marketing and business development services over the term of the P&G Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

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

In February 2003, the Initial P&G Agreement was amended (the “Amended P&G Agreement”) to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. Using the Black-Scholes option pricing model and based upon an exercise price of $1.20 per share, a then-current stock market value of $1.11 per share and a volatility factor of 125%, the Company calculated the fair value of the fully exercisable warrant to purchase 1,000,000 shares of common stock as $795,000, which was recorded by the Company in the first quarter of 2003 as a component of sales and marketing expense.

NOTE 8. SEGMENT DISCLOSURE

The Company measures operating results as two reportable segments, both of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The Company’s reportable segments are strategic business units that market to separate and distinct business groups: (i) health and life sciences, which includes pharmaceutical manufacturers, and (ii) all other industries. Previously, the Company’s reportable segments included consumer packaged goods and food services as a separate business unit, but this segment was combined with the other industries segment effective January 1, 2003.

The following tables reflect the results of the segments consistent with the Company’s information management system.

(Amounts in thousands)	Health and Life Sciences	Other Industries	Undesignated	Totals

At and for the three months ended June 30, 2003:

Revenues	$7,027	$3,211	$—	$10,238
Segment loss	(2,367)	(19,568)	(156)	(22,091)
Segment assets	44,275	2,942	7,669	54,886

For the six months ended June 30, 2003:

Revenues	$13,495	$7,842	$—	$21,337
Segment loss	(4,867)	(23,230)	(312)	(28,409)

At and for the three months ended June 30, 2002:

Revenues	$11,504	$3,049	$—	$14,553
Segment loss	(580)	(1,633)	(722)	(2,935)
Segment assets	59,464	23,379	37,611	120,454

For the six months ended June 30, 2002:

Revenues	$21,714	$7,854	$—	$29,568
Segment loss	(1,014)	(2,442)	(1,289)	(4,745)

Undesignated amounts consist of: (i) goodwill and acquired intangible asset values and related amortization amounts with respect to the Provato and Menerva acquisitions and the technology purchase from Ozro, Inc. and, at June 30, 2002, (ii) $17.0 million in restricted cash derived from the private placement financing.

NOTE 9. IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

In the quarter ended June 30, 2003, the Company determined that an interim test for impairment of the Company’s goodwill and other acquired intangible assets was necessary due to the decision to proceed with the sale of certain assets of its Health and Life Sciences business to a subsidiary of Neoforma (see Note 4). Concurrent with the Neoforma transaction, the Company plans to reduce its workforce and focus its near-term development efforts primarily on its product offerings in the Enterprise Contract Management market. The consequent de-emphasis on the technologies originally acquired in the acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) and BCL Vision Ltd. (“BCL”) (renamed I-many International Limited) and the corresponding reduction in projected sales of the related products has resulted in the determination that future cash flows are not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of its assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with its acquisitions of Chi-Cor and BCL. These impairment charges were recorded in the Other Industries’ reportable segment and included impairment of goodwill totaling $14.8 million and of other intangible assets totaling $2.0 million.

NOTE 10. RESTRUCTURING AND OTHER CHARGES

In the quarter ended March 31, 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included selective headcount reductions and the closing of its Chicago, Illinois office. Between December 31, 2002 and March 10, 2003, the Company’s total headcount was reduced from 358 to 316 employees. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. In the six months ended June 30, 2003, the Company has incurred charges of approximately $1.5 million related to the Chicago office closing.

In connection with the decision to sell certain assets of its Health and Life Sciences division (see Note 4), the Company plans to reduce its workforce in its London office and to vacate its leased space in London and India. In the quarter ended June 30, 2003, the Company recorded an impairment loss of $106,000 with respect to property and equipment it expects to dispose of pursuant to these office closings. Additional restructuring charges are expected to be recognized during the second half of 2003 as follows: (i) severance costs will be recorded as employees are terminated, and (ii) costs associated with future obligations for the leased space will be recorded on the actual cease use date of the facilities.

As of December 31, 2002, there were no remaining balances accrued with respect to pre-2003 restructuring charges. A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

(Amounts in thousands)	Facility Lease Costs	Asset Impairments	Total
Balance at January 1, 2003	$—	$—	$—

Activity in six months ended June 30, 2003:
Restructuring provisions	1,462	160	1,622
Asset write-downs	—	(160)	(160)
Payments	(287)	—	(287)

Balance at June 30, 2003	$1,175	$—	$1,175

Current portion – included in Accrued expenses			$444

Noncurrent portion – included in Other long-term liabilities			$731

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report in Form 10-K/A for the year ended December 31, 2002. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Certain Factors That May Affect Our Future Operating Results” and elsewhere in this report.

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

In July 2003, we signed a definitive asset purchase agreement to sell our Health and Life Sciences business to a subsidiary of Neoforma, Inc. for a purchase price of up to $25.0 million. Concurrent with the disposition of our Health and Life Sciences business, pursuant to which Neoforma has agreed to hire approximately 150 of the Company’s employees, we intend to reduce our remaining workforce as part of a restructuring of the Company’s operations. The net result of the Health and Life Sciences Division sale and workforce restructuring will be a reduction in our headcount to approximately 85. The reported historical results of operations and liquidity and the financial statements of I-many will not be meaningful upon the sale of the Health and Life Sciences business. Following shareholder approval, the financial statements will be reclassified to report the Health and Life Sciences business as a discontinued operation.

In the first quarter of 2002, we introduced I-many/ContractSphere (now called Contract Manager), which provides a wide range of contract management capabilities with both buy- and sell-side contract management functions, from contract planning, negotiation and creation to accurate and timely transaction compliance, settlement and analytics. We envision that all contracts in an enterprise will eventually be seamlessly managed by a single, integrated enterprise contract management solution utilizing a central contract repository and uniform contract business process to provide companies with consistent and accurate access to the value of its contracts, which are otherwise often locked in filing cabinets.

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of collections and disputes management, Contract Manager software solutions, government pricing and Medicaid compliance software and deductions and trade promotions — accounted for 41.1% of net revenues in the six months ended June 30, 2003 versus 56.1% of net revenues in the six months ended June 30, 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 58.9% of net revenues in the six months ended June 30, 2003 versus 43.9% of net revenues in the six months ended June 30, 2002.

Since 2001, we have implemented a number of headcount reductions, which have been partially offset by acquisition-related employee additions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. In each of the quarters ended March 31,

2003 and June 30, 2003, our aggregate spending on sales and marketing, research and development and general and administrative expenses was approximately $1.5 million less than the corresponding expense levels in each of the quarters ended March 31, 2001 and June 30, 2001.

During the first three months of 2003, actions taken to reduce our operating expenses included selective headcount reductions and the closing of our Chicago, Illinois office. During the quarter ended March 31, 2003, our total headcount was reduced from 358 to 316 employees. At June 30, 2003, our total headcount was 298.

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

In the quarter ended June 30, 2003, we recorded a $16.8 million charge in connection with the impairment of goodwill and other acquired intangible assets related to our acquisitions of ChiCor and BCL.

Due to the uncertainty regarding our ability to realize our net operating loss carryforwards and other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax assets.

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of June 30, 2003. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

NET REVENUES

Net revenues decreased by $4.3 million, or 29.7%, to $10.2 million for the quarter ended June 30, 2003 from $14.6 million for the quarter ended June

30, 2002. Product revenues decreased by $4.2 million, or 51.7%, to $3.9 million for the quarter ended June 30, 2003, accounting for substantially all of the decrease in net revenues. The number of license contracts (minimum price of $50,000) sold decreased from 27 to 13, while the average deal size increased by 6.5% to $308,000.

As a percentage of total revenue, net revenues derived from outside the health and life sciences segment were 31.4% in the second quarter of 2003, as compared to 21.0% in the second quarter of 2002, 31.5% for all of 2002 and 41.7% in the first quarter of 2003. Meanwhile, revenues in the health and life sciences segment in the second quarter of 2003, although having increased by $559,000 over the previous quarter’s level, were $4.5 million less than the corresponding revenues in the second quarter of 2002. The reduction in health and life sciences segment revenues is indicative of the Company’s significant penetration in the pharmaceutical industry.

As a percentage of total net revenues, product revenues decreased to 38.1% for the quarter ended June 30, 2003, from 55.4% for the quarter ended June 30, 2002. This decrease in product revenues as a percentage of total net revenues is largely attributable to the reduction in product revenues discussed above, as service revenues decreased by only $149,000, or 2.3%, to $6.3 million for the quarter ended June 30, 2003, from $6.5 million for the quarter ended June 30, 2002. A drop in professional service revenues accounted for this decrease in second quarter service revenues. However professional service revenue levels in the quarter ended June 30, 2003 were 3.1% higher than the average quarterly professional services revenue levels for all of 2002.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $170,000, or 4.1%, to $3.9 million for the quarter ended June 30, 2003, from $4.1 million for the quarter ended June 30, 2002.

As a percentage of total net revenues, cost of revenues increased to 38.5% for the quarter ended June 30, 2003, from 28.2% for the quarter ended June 30, 2002. This increase in cost of revenues as a percentage of total net revenues is largely attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, and expenses for trade shows and other promotional costs. Also, sales and marketing expenses included a non-cash charge of $795,000 in the quarter ended March 31, 2003 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Sales and marketing expense decreased by $1.1 million, or 20.1%, to $4.3 million in the three months ended June 30, 2003 from $5.3 million in the three months ended June 30, 2002. This decrease in sales and marketing expense is mostly attributable to a decrease in salary and fringe benefit costs resulting from sales and marketing headcount reductions (from 98 at June 30, 2002 to 67 at June 30, 2003) and a reduction in commission costs, which is a direct result of the 51.7% decrease in product revenues. As a percentage of total net revenues, sales and marketing expense increased to 41.7% for the quarter ended June 30, 2003 from 36.7% for the quarter ended June 30, 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $233,000, or 5.1%, to $4.3 million for the quarter ended June 30, 2003 from $4.6 million for the quarter ended June 30, 2002. This decrease is attributable to headcount reductions in our engineering workforce (from 133 at June 30, 2002 to 115 at June 30, 2003), partially offset by increased spending for external consulting services. As a percentage of total net revenues, research and development expense increased to 42.3% for the quarter ended June 30, 2003, from 31.4% for the quarter ended June 30, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $46,000, or 2.8%, to $1.6 million in the second quarter of 2003 from $1.6 million in the second quarter of 2002. The decrease in general and administrative expenses is primarily attributable to reductions in workforce (from 32 at June 30, 2002 to 25 at June 30, 2003), partially offset by higher spending for legal fees and Directors and Officers insurance.

DEPRECIATION. Depreciation expense decreased by $100,000, or 17.2%, from $581,000 in the second quarter of 2002 to $481,000 in the second quarter of 2003. This decrease in the depreciation run rate is attributable to computer and related equipment acquired in 1999 and 2000 becoming fully depreciated in 2002 and 2003, computer hardware being depreciated over a three-year life. Since the average annual computer equipment additions during the 1999 and 2000 timeframe ($1.5 million) were significantly higher than the rate of computer equipment additions in 2002 ($638,000) and in the six months ended June 30, 2003 ($195,000), this decrease in depreciation expense is expected to continue through the balance of 2003.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $663,000 in the quarter ended June 30, 2003, which represents a decrease of $677,000, or 50.5%, from the amortization of $1.3 million in the quarter ended June 30, 2002. This decrease is attributable to the discontinued amortization of acquired intangibles for Intersoft, Provato and Ozro, Inc., pursuant to the full impairment write-offs of these assets in December 2002.

IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. In the quarter ended June 30, 2003, we determined that an interim test for impairment to the Company’s goodwill and other acquired intangible assets was necessary pursuant to the July 2003 announcement of the sale of our Health and Life Sciences business to Neoforma. Concurrent with the Neoforma transaction, we plan to reduce our workforce and focus our near-term development efforts primarily on our product offerings in the Enterprise Contract Management market. The consequent de-emphasis on the technologies originally acquired in the acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) and BCL Vision Ltd. (“BCL”) (renamed I-many International Limited) and the corresponding reduction in projected sales of the related products has resulted in the determination that future cash flows are not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of our assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with our acquisitions of Chi-Cor and BCL. These impairment charges were recorded in the Other Industries’ reportable segment and included impairment of goodwill totaling $14.8 million and of other intangible assets totaling $2.0 million.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2003, we made the decision to close our Chicago office as part of our efforts to reduce operating expenses and consolidate our operations. The Company incurred an additional charge of $262,000 in the second quarter of 2003 related to the Chicago office closing, resulting primarily from a reduction in the estimate of future sublease rental receipts. Also, in connection with the decision to sell our Health and Life Sciences division, we plan to reduce our workforce in our London office and to vacate our leased space in London (replacing this space with a smaller, lower cost facility) and India. In the quarter ended June 30,

2003, we recorded an impairment loss of $106,000 with respect to property and equipment we expect to dispose of pursuant to these office closings.

OTHER INCOME, NET

Other income, net, increased by $13,000, or 16.3%, from $80,000 in the quarter ended June 30, 2002, to $93,000 in the quarter ended June 30, 2003. This increase is attributable to a non-recurring insurance settlement recovery received in May 2003, partially offset by a decrease in interest income, which is the direct result of lower average cash balances during the quarter ended June 30, 2003.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2002 and the first two quarters of 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended June 30, 2003 and 2002.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

NET REVENUES

Net revenues decreased by $8.2 million, or 27.8%, to $21.3 million for the six months ended June 30, 2003 from $29.6 million for the six months ended June 30, 2002. Product revenues decreased by $7.8 million, or 47.1%, to $8.8 million for the six months ended June 30, 2003, accounting for substantially all of the decrease in net revenues. The number of license contracts (minimum price of $50,000) sold decreased from 53 to 28, while the average deal size increased by 17.4% to $351,000.

As a percentage of total revenue, net revenues derived from outside the health and life sciences segment were 36.8% in the first two quarters of 2003, as compared to 26.6% in the first two quarters of 2002. Meanwhile, 2003 year-to-date revenues in the health and life sciences segment were $8.2 million less than the corresponding revenues in 2002. The reduction in health and life sciences segment revenues is indicative of the Company’s significant penetration in the pharmaceutical industry.

As a percentage of total net revenues, product revenues decreased to 41.1% for the two quarters ended June 30, 2003, from 56.1% for the same period in 2002. This decrease in product revenues as a percentage of total net revenues is mostly attributable to the reduction in product revenues discussed above, as service revenues decreased by only $411,000, or 3.2%, to $12.6 million for the two quarters ended June 30, 2003, from $13.0 million for the two quarters ended June 30, 2002. A drop in professional service revenues accounted for this decrease in service revenues. However professional service revenue levels in the two quarters ended June 30, 2003 were 2.9% higher than the average quarterly professional services revenue levels for all of 2002.

COST OF REVENUES

Cost of revenues decreased by $12,000, or 0.2%, to $7.6 million for the six months ended June 30, 2003, from $7.7 million for the six months ended June 30, 2002. As a percentage of total net revenues, cost of revenues increased to 35.8% for the period ended June 30, 2003, from 25.9% for the period ended June 30, 2002. This increase in cost of revenues as a percentage of total net revenues is largely attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses included a non-cash charge of $795,000 in the quarter ended March 31, 2003 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the noncash warrant charge, sales and marketing expense decreased by $2.0 million, or 19.0%, to $8.6 million in the six months ended June 30, 2003 from $10.6 million in the six months ended June 30, 2002. This decrease in sales and marketing expense is mostly attributable to a decrease in salary and fringe benefit costs resulting from sales and marketing headcount reductions (from 98 at June 30, 2002 to 67 at June 30, 2003) and a reduction in commission costs, which is a direct result of the 47.1% decrease in year-to-date product revenues. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) increased to 40.3% for the two quarters ended June 30, 2003 from 35.9% for the corresponding period in 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $146,000, or 1.7%, to $8.7 million for the period ended June 30, 2003 from $8.5 million for the period ended June 30, 2002. This increase is attributable to a $620,000 increase in spending for external consulting services, partially offset by lower salary costs resulting from headcount reductions in our engineering workforce (from 133 at June 30, 2002 to 115 at June 30, 2003). As a percentage of total net revenues, research and development expense increased to 40.6% for the two quarters ended June 30, 2003 from 28.8% for the corresponding period in 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $165,000, or 5.4%, to $3.2 million in the first two quarters of 2003 from $3.1 million in the first two quarters of 2002. As a percentage of total net revenues, general and administrative expenses increased to 15.2% for the quarter ended June 30, 2003, from 10.4% for the corresponding period in 2002. The increase in general and administrative expenses is primarily attributable to legal expenses, which were incurred with respect to a planned business acquisition that was not consummated. Also, directors and officers insurance costs are significantly higher in 2003, offset by a decrease in salary and related costs resulting from reductions in workforce (from 32 at June 30, 2002 to 25 at June 30, 2003).

DEPRECIATION. Depreciation expense increased by $17,000, or 1.5%, to $1.2 million in the six months ended June 30, 2003. This increase is attributable to additional depreciation of furniture and equipment that was acquired in the Provato merger, resulting from the reduction in the estimated salvage value of these assets. Excluding the impact of this additional depreciation, which amounted to $179,000, depreciation expense decreased by $162,000, or 14.0% from year earlier levels. This decrease in the depreciation run rate is attributable to computer and related equipment acquired in 1999 and 2000 becoming fully depreciated in 2002 and 2003, computer hardware being depreciated over a three-year life. Since the average annual computer equipment additions during the 1999 and 2000 timeframe ($1.5 million) were significantly higher than the rate of computer equipment additions in 2002 ($638,000) and in the six months ended June 30, 2003 ($195,000), this decrease in base-line depreciation expense is expected to continue through the balance of 2003.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $1.3 million in the six months ended June 30, 2003, which represents a decrease of $1.1 million, or 44.4%, from the amortization of $2.4 million in the six months ended June 30, 2002. This decrease is attributable to the discontinued amortization of acquired intangibles for Intersoft, Provato and Ozro, Inc., pursuant to the full impairment write-offs of these assets in December 2002.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Menerva in March 2002, we allocated $1.0 million of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Menerva had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 60% complete. The Company invested an additional $350,000 in the project following acquisition. The project’s development, which progressed in all material respects consistently with the assumptions that the Company had used for estimating its fair value, was subsequently completed in May 2002.

IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. In the quarter ended June 30, 2003, we determined that an interim test for impairment to the Company’s goodwill and other acquired intangible assets was necessary pursuant to the July 2003 announcement of the sale of our Health and Life Sciences business to Neoforma. Concurrent with the Neoforma transaction, we plan to reduce our workforce and focus our near-term development efforts primarily on our product offerings in the Enterprise Contract Management market. The consequent de-emphasis on the technologies originally acquired in the acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) and BCL Vision Ltd. (“BCL”) (renamed I-many International Limited) and the corresponding reduction in projected sales of the related products has resulted in the determination that future cash flows are not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of our assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with our acquisitions of Chi-Cor and BCL. These impairment charges were recorded in the Other Industries’ reportable segment and included impairment of goodwill totaling $14.8 million and of other intangible assets totaling $2.0 million.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2003, the Company made the decision to close its Chicago office as part of its efforts to reduce operating expenses and consolidate its operations. In connection with this closure, the Company incurred an initial charge of $1.3 million in the first quarter of 2003, consisting of $1.2 million in future office lease costs, net of estimated sublease receipts, and $54,000 of net book value for the abandoned furniture and leasehold improvements. The Company incurred an additional charge of $262,000 in the second quarter of 2003 related to the Chicago office closing, resulting primarily from a reduction in the estimate of future sublease rental receipts. Also, in connection with the decision to sell our Health and Life Sciences division, we plan to reduce our workforce in our London office and to vacate our leased space in London (replacing this space with a smaller, lower cost facility) and India. In the quarter ended June 30, 2003, we recorded an impairment loss of $106,000 with respect to property and equipment we expect to dispose of pursuant to these office closings.

OTHER INCOME, NET

Other income, net, increased by $10,000, or 8.7%, from $115,000 in the two quarters ended June 30, 2002, to $125,000 in the two quarters ended June 30, 2003. This increase is attributable to a non-recurring insurance settlement recovery received in May 2003, partially offset by a decrease in interest income, which is the direct result of lower average cash balances during 2003.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2002 and the first two quarters of 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the six-month periods ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million was held in an escrow account pending conversion of the preferred stock into common stock. At our election, the $17 million in preferred stock was redeemed on July 2, 2002.

In June 2003, March 2003 and December 2002, we entered into capital lease financing arrangements with a financial institution. Under the terms of the financings, the entire proceeds of $114,000, $376,000 and $737,000, during June 2003, March 2003 and December 2002, respectively, were deposited in a restricted bank account. At June 30, 2003, $974,000 of the aggregate proceeds are restricted, $608,000 of which is classified as current restricted cash and $366,000 is classified as non-current restricted cash in the condensed consolidated balance sheet.

At June 30, 2003, we had cash and cash equivalents of $26.6 million and net working capital of $24.5 million. Also on June 30, 2003, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the six months ended June 30, 2003 was $9.0 million, as compared to net cash used in operating activities of $3.8 million in the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash used in operating activities consisted of the net loss of $28.4 million, as offset by the following non-cash items: depreciation and amortization of $2.5 million, impairment of intangibles of $16.8 million, restructuring and other charges of $1.6 million, and noncash warrant and stock charges of $870,000. Also, a year-to-date $3.0 million decrease in payables and accrued expenses, which resulted largely from payouts of year end bonuses, commissions and other accrued salaries and the payment of the $1.0 acquisition-related earnout to NetReturn shareholders, was partially offset by a $1.4 million decrease in accounts receivable during the period ended June 30, 2003, which was principally attributable to a 36.5% drop in product revenues in the second quarter of 2003 versus the fourth quarter of 2002. For the six months ended June 30, 2002, net cash used in operating activities resulted primarily from a $2.3 million decrease in accrued expenses, a $1.2 million increase in accounts receivable and a $1.0 increase in prepaid expense and other current assets, partially offset by $0.3 million increases in accounts payable and deferred revenue.

Net cash used in investing activities was $104,000 for the six months ended June 30, 2003 and $4.0 million for the six months ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2003 consisted principally of a $79,000 increase in restricted cash, which is a direct result of new capital lease financings net of payments applied on existing leases. Net cash used in investing activities for the six months ended June 30, 2002 consisted primarily of $3.4 million of disbursements related to the acquisitions of NetReturn and Menerva and $520,000 in purchases of property and equipment.

Net cash used in financing activities was $214,000 in the two quarters ended June 30, 2003, mostly comprised of payments on existing capital leases. Net cash provided by financing activities was $9.1 million for the two quarters ended June 30, 2002, primarily from net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.6 million of stock option exercises.

We have resolved a dispute with one of our customers regarding payment of a receivable and the customer’s demand for a refund of amounts (totaling approximately $1.4 million) paid by it to date. Under the terms of a settlement agreement executed in June 2003, neither party has any further obligations, including but not limited to the payment of any monies, to the other party.

We currently anticipate that our cash and cash equivalents of $26.6 million will be sufficient to meet our anticipated needs for working capital,

capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

CONTRACTUAL OBLIGATIONS

	Payments due by Period – Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	1,023	678	345	—	—
Operating Leases	8,825	1,843	2,240	2,134	2,608
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$9,848	$2,521	$2,585	$2,134	$2,608

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE HAVE AGREED TO SELL A SIGNIFICANT PORTION OF OUR BUSINESS, AND IF THE SALE IS NOT COMPLETED AS EXPECTED, THIS COULD HAVE A MATERIAL DISRUPTION ON OUR BUSINESS; IF THE SALE IS COMPLETED AS EXPECTED, OUR REVENUES WILL DECREASE SIGNIFICANTLY AND OUR BUSINESS WILL BECOME MATERIALLY DIFFERENT

The Company has signed a definitive asset purchase agreement with Neoforma, Inc. and its subsidiary to sell the Company’s health and life sciences business. The Company may not be able to close the sale for a number of reasons, including the requirement of approval by the Company’s stockholders and satisfaction of other customary closing conditions. Failure to close the sale could create significant disruptions with our customers, vendors and employees. If we close the sale, our revenues will be significantly less than our revenues in prior quarters. There can be no assurances that, following the closing of the sale, the Company will become profitable or that the company will achieve sufficient revenues to sustain its planned business model.

WE WILL NEED TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

After the sale of our health and life sciences business to Neoforma, we will need to target both existing as well as new markets in order to grow our revenues and reach profitability. Revenues from our non-healthcare customers have comprised 19.5%, 31.5% and 36.8%, respectively, of our consolidated revenues for the years ended December 31, 2001 and 2002 and the six months ended June 30, 2003. The company must continue to evolve its products and marketing messages in order to be successful in these markets. We may not be successful in generating the revenue we expect from these markets. We cannot assure you that any cost savings we implement, in connection with, or following, our planned sale of the Health and Life Sciences business to Neoforma, will be sufficient for us to reach profitability.

WE CANNOT BE SURE THAT OUR PLAN TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET WILL BE SUCCESSFUL

The decision to sell our Health and Life Sciences business and instead focus our selling efforts on non-healthcare markets represents a significant risk. Although we have had some success in selling to markets outside of healthcare (e.g., foodservice), we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $21.2 million in the year ended December 31, 2001, $27.3 million in the year ended December 31, 2002 and $28.4 million in the six months ended June 30, 2003, and we had an accumulated deficit at June 30, 2003 of $106.7 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, continued significant spending for sales and marketing, non-cash expenses related to acquisitions and reductions in revenues since the first quarter of 2002. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we could be affected by these factors in future periods. We may not achieve sufficient revenues to become profitable in the future.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

In connection with the agreement to sell our health and life sciences business to Neoforma, we expect to downsize significantly our presence in Portland, Maine and London, United Kingdom, and to close our offices in Stratford, Connecticut and India. However, we will continue to operate out of our corporate headquarters in Edison, New Jersey and our primary engineering office in Redwood City, California. The geographic distance between our offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Also, we expect that a significant number of our sales and professional services employees will continue to work remotely out of home offices, which will potentially add to this strain.

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

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

In the past, we have acquired ChiCor, Intersoft, BCL Vision Ltd. (now I-many International Limited), Provato, NetReturn and Menerva, each of which is or was located in cities very distant from our headquarters in Edison, New Jersey. We may make additional acquisitions. Any company that we acquire is likely to be distant from our headquarters in Edison, New Jersey and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We are continuing to assimilate the employees, technologies and products of the companies that we have acquired and will need to do the same with any new companies we may acquire, and that effort has been, and will likely continue to be difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be impaired or lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. Although the amortization of goodwill has been discontinued pursuant to the recent issuance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the carrying value of any intangible assets will need to be reviewed for impairment on a periodic basis. In the quarters ended December 31, 2002 and June 30, 2003, we recorded impairment charges of $13.3 million and $16.8 million, respectively, in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

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

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets and professional services organizations. Our competitors vary in size and in the scope and breadth of products and services offered. We anticipate increased competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect our revenues and margins.

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

THE BID PRICE OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET HAS BEEN BELOW $1.00 PER SHARE, AND IF THE BID PRICE AGAIN FALLS BELOW $1.00 PER SHARE FOR AN EXTENDED PERIOD, OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL

On April 11, 2003 we received written notification from Nasdaq that we were not in compliance with Nasdaq Marketplace Rule 4450(b)(4) because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days. We subsequently regained compliance when the bid price of our common stock closed at $1.00 per share or more for 10 consecutive trading days. If the closing bid price again falls below $1.00 per share for 30 consecutive trading days and we do not regain compliance, we may be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts.

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

As of June 30, 2003, the Company’s cash and cash equivalents consisted entirely of money market investments with original maturities when purchased under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at June 30, 2003 amounted to 1.09%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 18, 2003. The stockholders of the Company elected members of the Board of Directors, approved the 2003 Stock Incentive Plan and ratified the selection of Deloitte & Touche LLP as the Company’s independent auditors for 2003. The following tables show the results of voting for each matter:

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	BROKER ABSTAINED	NON-VOTES
Election of members of Board of Directors:
William F. Doyle	34,380,688	1,732,120	—	—
Murray B. Low	34,408,368	1,704,440	—	—
Karl E. Newkirk	34,380,329	1,732,479	—	—
A. Leigh Powell	34,217,378	1,895,430	—	—

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	BROKER ABSTAINED	NON-VOTES
Approval of 2003 Stock Incentive Plan	17,874,826	4,158,637	20,784	14,058,561

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	BROKER ABSTAINED	NON-VOTES
Ratified selection of Deloitte & Touche LLP	34,507,198	1,589,051	16,559	—

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits listed on the Exhibit Index are filed herewith.

(b)	On April 22, 2003, the Company furnished a current report on form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

(c)	On July 21, 2003, the Company furnished a current report on form 8-K under Item 5, announcing a definitive agreement to sell its health and life sciences business to Neoforma, Inc.

(d)	On July 29, 2003, the Company furnished a current report on form 8-K under Item 12, containing a copy of its earnings release for the period ended June 30, 2003 (including financial statements).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: August 13, 2003	By:	/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer and Treasurer

/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement among the Company, Neoforma, Inc. and Neocars Corporation dated July 18, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2003)

10.1	Employment Agreement, dated June 16, 2003, between Registrant and Kevin Harris

10.2	Material employment terms of Mark L. Smith, as set forth in employment offer letter dated August 9, 2002

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2000

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2000

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002