Form 10-Q
period 2003-09-30
I MANY INC
filed 2003-11-14
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes         No ☒

On November 12, 2003, 40,482,568 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I-MANY, INC.

BALANCE SHEETS

(In thousands, except share-related amounts)

	September 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$27,461	$35,979
Restricted cash	1,127	772
Accounts receivable, net of allowance	8,299	12,557
Prepaid expenses and other current assets	1,031	1,052

Total current assets	37,918	50,360
Property and equipment, net	2,207	3,438
Restricted cash	414	348
Other assets	517	292
Acquired intangible assets, net	3,153	6,828
Goodwill	8,531	23,298

Total assets	$52,740	$84,564

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,299	$1,413
Accrued expenses	6,835	8,502
Current portion of deferred revenue	7,488	7,550
Current portion of capital lease obligations	722	433

Total current liabilities	16,344	17,898
Deferred revenue, net of current portion	2,913	—
Capital lease obligations, net of current portion	186	375
Other long-term liabilities	761	75

Total liabilities	20,204	18,348

Series A redeemable convertible preferred stock, $.01 value
Authorized—1,700 shares
Issued and outstanding—none	—	—
Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized—5,000,000 shares; designated 1,700 shares;
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—40,452,571 and 40,277,045 shares at September 30, 2003 and December 31, 2002, respectively	4	4
Additional paid-in capital	146,880	144,421
Deferred stock-based compensation	(1,021)	(47)
Stock subscription payable	—	142
Accumulated other comprehensive income	42	30
Accumulated deficit	(113,369)	(78,334)

Total stockholders’ equity	32,536	66,216

Total liabilities and stockholders’ equity	$52,740	$84,564

See notes to unaudited condensed consolidated financial statements.

I-MANY, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Net revenues:
Product	$1,227	$7,863	$9,996	$24,452
Services	6,056	5,633	18,624	18,612

Total net revenues	7,283	13,496	28,620	43,064
Cost of revenues	4,111	3,490	11,757	11,148

Gross profit	3,172	10,006	16,863	31,916

Operating expenses:
Sales and marketing	3,287	5,559	12,689	16,184
Research and development	4,169	4,192	12,840	12,717
General and administrative	1,291	1,780	4,533	4,857
Depreciation	438	594	1,615	1,754
Amortization of other acquired intangible assets	331	1,340	1,656	3,723
In-process research and development	—	—	—	1,000
Impairment of acquired intangible assets	—	—	2,019	—
Impairment of goodwill	—	—	14,767	—
Restructuring and other charges	359	780	1,981	780

Total operating expenses	9,875	14,245	52,100	41,015

Loss from operations	(6,703)	(4,239)	(35,237)	(9,099)
Other income, net	77	70	202	185

Net loss	$(6,626)	$(4,169)	$(35,035)	$(8,914)

Basic and diluted net loss per common share	$(0.16)	$(0.10)	$(0.87)	$(0.23)

Weighted average shares outstanding	40,451	40,344	40,424	39,549

See notes to unaudited condensed consolidated financial statements

I-MANY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(35,035)	$(8,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,271	5,478
In-process research and development	—	1,000
Provision for restructuring and other charges	1,981	780
Impairment of acquired intangible assets	2,019	—
Impairment of goodwill	14,767	—
Amortization of deferred stock-based compensation	489	35
Provision for doubtful accounts	169	720
Noncash marketing expense related to issuance of warrant	795	20
Noncash cost of revenue related to issuance of stock	75	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,099	(1,317)
Prepaid expense and other current assets	21	(793)
Accounts payable	(114)	(296)
Accrued expenses and other liabilities	(2,796)	(1,963)
Deferred revenue	2,851	895
Deferred rent	(6)	(41)

Net cash used in operating activities	(7,414)	(4,396)

Cash Flows from Investing Activities:
Purchases of property and equipment	(542)	(720)
Proceeds from sale of property and equipment	490	—
Cash paid to acquire Net Return, LLC	—	(634)
Cash paid to acquire Menerva Technologies, Inc.	—	(2,749)
Increase in restricted cash	(421)	—
(Increase) decrease in other assets	(225)	502

Net cash used in investing activities	(698)	(3,601)

Cash Flows from Financing Activities:
Net proceeds from private placement sale of common stock	—	7,411
Payments on capital lease obligations	(390)	(64)
Redemption of common stock	(106)	—
Proceeds from exercise of stock options	32	1,652
Proceeds from Employee Stock Purchase Plan	58	68

Net cash (used in) provided by financing activities	(406)	9,067

Net (decrease) increase in cash and cash equivalents	(8,518)	1,070
Cash and cash equivalents, beginning of period	35,979	36,015

Cash and cash equivalents, end of period	$27,461	$37,085

(continued)

I-MANY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$56	$34

Supplemental Disclosure of Noncash Activities:
Issuance of warrant to purchase common stock	$795	$20

Property and equipment acquired under capital leases	$490	$—

Issuance of redeemable convertible preferred stock, proceeds held in escrow pending conversion	$—	$17,000

Redemption of redeemable convertible preferred stock	$—	$17,000

Non-cash issuance of stock	$142	$810

See notes to unaudited condensed consolidated financial statements.

(concluded)

I-MANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2002 as reported in the Company’s Annual Report on Form 10-K/A filed with the SEC, which was restated in a Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on November 12, 2003 to update disclosures on changes in segment information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003, or for any other period. On July 21, 2003, the Company announced the signing of a definitive agreement to sell the assets of its health and life sciences business to Neoforma, Inc. (see Note 4). This sale is subject to shareholder approval.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in thousands)	2003	2002	2003	2002
Net loss, as reported	($6,626)	($4,169)	($35,035)	($8,914)
Add: Stock-based compensation recorded	466	12	489	35
Deduct: Pro forma stock-based compensation net of taxes	(548)	(2,016)	(2,690)	(7,373)

Pro forma net loss	($6,708)	($6,173)	($37,236)	($16,252)

Basic and diluted net loss per share:
As reported	($0.16)	($0.10)	($0.87)	($0.23)

Pro forma	($0.17)	($0.15)	($0.92)	($0.41)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis.

In July 2003, the Company granted to certain of its employees non-qualified stock options which had an exercise price that was below market value at the time of the grant. These options, which were granted as a retention tool to employees expected to remain with I-many subsequent to the sale of the Health and Life Science business to Neoforma (see Note 4), will vest at the earlier of 90 days following the close of the Neoforma transaction or March 31, 2004. The aggregate intrinsic value of these options totaling $1.5 million is being amortized ratably over the period from the date of grant to the expected vesting date and recorded as compensation expense. Of this amount, $454,000 was recognized in the three months ended September 30, 2003 as compensation expense and $1.0 million was recorded as deferred compensation in stockholders’ equity at September 30, 2003.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the nine months ended September 30:

	2003	2002
Risk-free interest rates	3.2%	3.5%
Volatility	125%	100%
Expected term	7 years	7 years
Weighted average fair value of options granted during the period	$1.04	$4.58

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

Identified intangible assets (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the cash flows expected to be generated by the identified intangible asset to its carrying amount. If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

Deferred Tax Assets:

Under SFAS No. 109, a deferred tax asset or liability is recorded for differences in the bases of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2003. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3.    RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 4.    SALE OF HEALTH AND LIFE SCIENCES ASSETS

On July 21, 2003, the Company announced that it had signed a definitive asset purchase agreement to sell its Health and Life Sciences business, including in force license contracts and intellectual property, to a subsidiary of Neoforma, Inc. (“Neoforma”) for a purchase price of up to $25.0 million (“Neoforma Transaction”). The initial consideration of $20.0 million will consist of $10.0 million in cash and $10.0 million in Neoforma common stock. In addition, upon achievement of certain revenue milestones, the Company will be entitled to additional consideration of up to $5.0 million, payable in Neoforma common stock. The Neoforma Transaction is subject to approval by Company stockholders and satisfaction of other customary closing conditions.

The asset purchase agreement relating to the Neoforma Transaction is subject to termination by either the Company or Neoforma at any time after November 30, 2003, provided that this right to terminate the agreement is not available to any party whose failure to perform in any material respect any of its obligations or covenants under the agreement results in the failure to close by November 30, 2003. As of November 14, 2003, the proxy statement for the Company’s required stockholder meeting had not yet been mailed, and the stockholder meeting had not yet been scheduled.

Excluding the results of the Health and Life Sciences operations, the Company’s revenues were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in Thousands)	2003	2002	2003	2002
Net revenues, as reported	$7,283	$13,496	$28,620	$43,064
Less Health and Life Sciences revenues	(4,493)	(8,355)	(17,988)	(30,069)

Pro forma net revenues	$2,790	$5,141	$10,632	$12,995

The Company will report the cumulative results of operations of the Health and Life Sciences business for all periods in discontinued operations after shareholder approval of the Neoforma Transaction.

As part of the Neoforma Transaction, Neoforma has agreed to acquire certain tangible assets (having a balance sheet value at September 30, 2003 totaling approximately $5.8 million) and assume certain specified liabilities, including deferred service revenue related to the acquired business (having a balance sheet value at September 30, 2003 totaling approximately $4.3 million). Concurrent with the Neoforma Transaction, the Company is reducing its remaining workforce as part of a restructuring of its operations (see Note 10). The ultimate net result of the Neoforma Transaction and workforce restructuring will be a reduction in the Company’s headcount from 298 at June 30, 2003 (and 243 at September 30, 2003) to a projected 90 at December 31, 2003. Of the terminated employees, approximately 130 are expected to be hired by Neoforma if the Neoforma Transaction is consummated.

NOTE 5.    NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 1,149,467 and 651,146 for the three months ended September 30, 2003 and 2002, respectively, and 395,072 and 1,952,601 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 6.    SIGNIFICANT CUSTOMERS

The Company had a customer whose contribution to our revenues individually represented a significant percentage of total net revenues, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Customer A	*	14%	*	*

The accounts receivable balance for the same customer represented a significant percentage of total receivables, as follows:

	September 30,		December 31,
	2003	2002	2002
Customer A	*	15%	*

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

NOTE 8.    SEGMENT DISCLOSURE

On January 1, 2003, the Company realigned its business segments from Life Sciences, Consumer Packaged Goods & Food Services and Other to Life Sciences (renamed Health and Life Sciences) and Other Industries. These new segments are consistent with how management establishes strategic goals, allocates resources and evaluates performance.

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

The following tables reflect the results of the segments as of and for the three and nine months ended September 30:

(Amounts in thousands)	Health and Life Sciences	Other Industries	Undesignated	Totals
At and for the three months ended September 30, 2003:
Revenues	$4,493	$2,790	$—	$7,283
Depreciation and amortization	454	159	156	769
Segment loss	(3,111)	(3,359)	(156)	(6,626)
Segment assets	40,453	4,774	7,513	52,740
Expenditures for segment assets	54	—	—	54
Goodwill	2,580	—	5,951	8,531

For the nine months ended September 30, 2003:
Revenues	$17,988	$10,632	$—	$28,620
Depreciation and amortization	1,553	1,250	468	3,271
Segment loss	(7,978)	(26,589)	(468)	(35,035)
Expenditures for segment assets	449	139	—	588

At and for the three months ended September 30, 2002:
Revenues	$8,355	$5,141	$—	$13,496
Depreciation and amortization	547	664	723	1,934
Segment loss	(2,618)	(828)	(723)	(4,169)
Segment assets	53,801	27,020	20,116	100,937
Expenditures for segment assets	183	17	—	200
Goodwill	2,080	15,569	12,370	30,019

For the nine months ended September 30, 2002:
Revenues	$30,069	$12,995	$—	$43,064
Depreciation and amortization	1,616	1,849	2,012	5,477
Segment loss	(3,648)	(3,254)	(2,012)	(8,914)
Expenditures for segment assets	694	26	—	720

Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the acquisitions of Provato, Inc. and Menerva Technologies, Inc. and the technology purchase from Ozro, Inc.

NOTE 9.    IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

In the quarter ended June 30, 2003, the Company determined that an interim test for impairment of the Company’s goodwill and other acquired intangible assets was necessary due to the decision to proceed with the sale of certain assets of its Health and Life Sciences business to a subsidiary of Neoforma (see Note 4). Concurrent with the Neoforma Transaction, the Company plans to reduce its workforce and focus its near-term development efforts primarily on its product offerings in the Enterprise Contract Management market. The focus on new platforms, products and technologies prompted the Company to evaluate the technologies originally acquired in the acquisitions of Chi-Cor Information Management, Inc. (“ChiCor”) and BCL Vision Ltd. (“BCL”)

(renamed I-many International Limited) and the corresponding reduction in projected sales of the related products has resulted in the determination that future cash flows are not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of its assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with its acquisitions of ChiCor and BCL. These impairment charges were recorded in the Other Industries’ reportable segment and included impairment of goodwill totaling $14.8 million and of other intangible assets totaling $2.0 million.

NOTE 10.    RESTRUCTURING AND OTHER CHARGES

In the quarter ended March 31, 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included the closing of its Chicago, Illinois office. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. In the nine months ended September 30, 2003, the Company has incurred charges of approximately $1.5 million related to the Chicago office closing, of which $1.3 million, $262,000 and ($29,000) were recorded in the quarters ended March 31, June 30 and September 30, 2003, respectively.

In connection with the Neoforma Transaction (see Note 4), the Company reduced its workforce in its London office and made plans to vacate its leased space in India. In the quarter ended June 30, 2003, the Company recorded an impairment loss of $106,000 with respect to property and equipment it expects to dispose of pursuant to the London downsizing and India office closing. In the quarter ended September 30, 2003, the Company recorded a $73,000 charge representing the discounted value of the remaining lease payments for the leased office space in India.

Also in connection with the Neoforma Transaction, the Company incurred severance costs of $314,000 for employees that were terminated during the quarter ended September 30, 2003. Additional restructuring charges are expected to be recognized during the fourth quarter of 2003 as follows: (i) severance costs will be recorded as the employment of additional employees is terminated, and (ii) costs associated with future obligations for some or all of the Company’s leased office space in London will be recorded on the actual cease use date of the facilities at the discounted value of the remaining lease payments.

As of December 31, 2002, there were no remaining balances accrued with respect to pre-2003 restructuring charges. A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

		Lease costs
	Employee	and asset
(Amounts in thousands)	severances	impairments	Total
Balance at January 1, 2003	$—	$—	$—
Activity in nine months ended September 30, 2003:
Restructuring provisions	314	1,667	1,981
Asset write-downs	—	(160)	(160)
Payments	(222)	(389)	(611)

Balances at September 30, 2003	$92	$1,118	$1,210

Current portion – included in Accrued expenses			$518

Noncurrent portion – included in Other long-term liabilities			$692

In the quarter ended September 30, 2002, the Company recorded a $780,000 charge, which represented a write-off of the entire net carrying value of its investment in Tibersoft Corporation, a privately-held technology company. The write-off was predicated on the Company’s determination that the likelihood of Tibersoft’s ability to raise equity financing, if at all, with terms that would not significantly dilute the Company’s liquidation preference in Tibersoft’s assets was unlikely.

NOTE 11.    VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at September 30 is as follows:

	2003	2002
	(Amounts in thousands)

Balance at January 1,	$1,391	$831
Provisions	169	720
Write offs	(792)	(344)

Balance at September 30,	$768	$1,207

NOTE 12.    COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal and other actions that arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which the Company has an obligation on behalf of its customers, will have a material effect on the Company’s consolidated financial condition or results of operations.

On September 19, 2003, the Company was named as a defendant in a lawsuit brought by Accelerated Systems Integration, Inc. (“ASI”), one of its resellers. Neoforma, Inc. and Neocars Corporation were also named as defendants. The suit, which was filed in the United States District Court for the Northern District of Ohio, Eastern Division, contends that the asset purchase agreement among I-many, Neoforma, Inc. and Neocars Corporation dated July 18, 2003 conflicts with certain of ASI’s allegedly exclusive rights under the reseller agreement between I-many and ASI (the “Reseller Agreement”); and it contends that the Reseller Agreement cannot be assigned without the payment to ASI of $2.5 million. ASI sought equitable relief to enforce its rights under the Reseller Agreement, including a motion for a preliminary injunction to enjoin the Company from consummating the asset sale to Neoforma as contemplated by the asset purchase agreement. On October 31, 2003, the Court denied ASI’s request for a preliminary injunction to prevent consummation of the proposed sale. ASI sought only injunctive relief and has not yet made a claim for damages, although it reserved its right to do so. Accordingly, other than denying the requested injunction, the court made no ruling on ASI’s contention that the Reseller Agreement cannot be assigned without the payment to ASI of $2.5 million.

NOTE 13.    DEFERRED LICENSE REVENUE

In July 2003, the Company entered into a license agreement with one of its customers which did not qualify for immediate revenue recognition due to change of control cancellation privileges. In the event that the Company experiences a change in control, such as the Neoforma Transaction (see Note 4), and the successor entity discontinues the sale of any of the software licensed under this license agreement to any of its customers or eliminates any of the software from its product listing while this customer is receiving maintenance services, this customer would be entitled to a refund of any unearned license fees for the discontinued software. Accordingly, the Company is recognizing the full amount of the license fee ($3.8 million) on a straight-line basis over a period of 60 months.

In the quarter ended September 30, 2003, the Company recognized $127,000 in product revenue, representing two months of the deferred license revenue. Of the remaining balance of $3.7 million, $760,000 is included in current portion of deferred revenue and $2.9 million is shown as long-term deferred revenue in the condensed consolidated balance sheet at September 30, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report in Form 10-K/A for the year ended December 31, 2002, which was restated in a Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on November 12, 2003 to update disclosures on charges in segment information. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Certain Factors That May Affect Our Future Operating Results” and elsewhere in this report.

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their business-to-business relationships through the entirety of the contract management lifecycle. Our products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 9 of the 10 largest and 16 of the 20 largest pharmaceutical manufacturers, ranked according to 2001 annual healthcare revenues. We have also expanded our products and services to new vertical markets, particularly the consumer packaged goods, food service industries, aerospace & defense, automotive, financial services and to procurement side contracting.

In July 2003, we signed a definitive asset purchase agreement to sell our Health and Life Sciences business to a subsidiary of Neoforma, Inc. for a purchase price of up to $25.0 million. Concurrent with the disposition of our Health and Life Sciences business, pursuant to which Neoforma has agreed to hire approximately 130 of the Company’s employees, we have been reducing our remaining workforce as part of a restructuring of the Company’s operations. The net result of the Health and Life Sciences Division sale and workforce restructuring will be a reduction in our headcount to approximately 90. The reported historical results of operations and liquidity and the financial statements of I-many will not be meaningful upon the sale of the Health and Life Sciences business. Following shareholder approval, if received, the financial statements will be reclassified to report the Health and Life Science business as a discontinued operation.

The asset purchase agreement relating to the Neoforma Transaction is subject to termination by either the Company or Neoforma at any time after November 30, 2003, provided that this right to terminate the agreement is not available to any party whose failure to perform in any material respect any of its obligations or covenants under the agreement results in the failure to close by November 30, 2003. As of November 14, 2003, the proxy statement for the Company’s required stockholder meeting had not yet been mailed, and the stockholder meeting had not yet been scheduled.

In the first quarter of 2002, we introduced I-many/ContractSphere (now collectively encompassing I-many Contract Manager, Compliance Manager, Rebate Manager, Settlement Manager and Collections Manager and several other modules), which provides a wide range of contract management capabilities with both buy- and sell-side contract management functions, from contract planning, negotiation and creation to accurate and timely transaction compliance, settlement and analytics. We envision that all contracts in an enterprise will eventually be seamlessly managed by a single, integrated enterprise contract management solution utilizing a central contract repository and uniform contract business process to provide companies with consistent and accurate access to the value of its contracts, which are otherwise often locked in filing cabinets.

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of collections and disputes management, the ContractSphere software suite, government pricing and Medicaid compliance software and deductions and trade promotions — accounted for 34.9% of net revenues in the nine months ended September 30, 2003 versus 56.8% of net revenues in the nine months ended September 30, 2002. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 65.1% of net revenues in the nine months ended September 30, 2003 versus 43.2% of net revenues in the nine months ended September 30, 2002.

Since June 2001, we have implemented a number of headcount reductions, which have been partially offset by acquisition-related employee additions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $8.7 million in the quarter ended September 30, 2003. During the first nine months of 2003, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England operation and selective other headcount reductions. Our total headcount has decreased from 358 employees at December 31, 2002 to 243 employees at September 30, 2003.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

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

Allowance for Doubtful Accounts

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

Goodwill

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

Acquired Intangible Assets

Acquired intangible assets (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the cash flows expected to be generated by the acquired intangible asset to its carrying amount. If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value. Acquired intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

Deferred Tax Assets

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

Product Indemnifications

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2003. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

NET REVENUES

Net revenues decreased by $6.2 million, or 46.0%, to $7.3 million for the quarter ended September 30, 2003 from $13.5 million for the quarter ended September 30, 2002. Product revenues decreased by $6.6 million, or 84.4%, to $1.2 million for the quarter ended September 30, 2003, accounting for all of the decrease in net revenues. Excluded from product revenues was $3.7 million in license fees that did not qualify for immediate revenue recognition due to change of control cancellation privileges.

As a percentage of total net revenues, revenues derived from outside the Health and Life Sciences segment were 38.3% in the third quarter of 2003, as compared to 38.1% in the third quarter of 2002. Meanwhile, revenues in the Health and Life Sciences segment in the third quarter of 2003, which excluded the aforementioned $3.7 million in deferred license revenue, were 46.2% lower than the corresponding revenues in the third quarter of 2002. The reduction in Health and Life Sciences segment revenues is due primarily to a reduced pipeline of sales opportunities in this segment.

As a percentage of total net revenues, product revenues decreased to 16.8% for the quarter ended September 30, 2003, or 44.7% of revenues including the $3.7 million in deferred license fees, from 58.3% for the quarter ended September 30, 2002. This decrease in product revenues as a percentage of total net revenues is largely attributable to the reduction in product revenues discussed above, as service revenues actually increased by $423,000, or 7.5%, to $6.1 million for the quarter ended September 30, 2003, from $5.6 million for the quarter ended September 30, 2002. Higher maintenance and support revenues accounted for this increase in third quarter service revenues.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $621,000, or 17.8%, to $4.1 million for the quarter ended September 30, 2003, from $3.5 million for the quarter ended September 30, 2002. This increase is attributable to higher subcontractor costs that were a consequence of headcount reductions in customer support and professional services, with the aggregate employee count in these functional areas having decreased from 100 at September 30, 2002 to 79 at September 30, 2003.

As a percentage of total net revenues, cost of revenues increased to 56.4% for the quarter ended September 30, 2003 from 25.9% for the quarter ended September 30, 2002. This increase in cost of revenues as a percentage of total net revenues is attributable to the cost increases discussed above and to the significant decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, and expenses for trade shows and other promotional costs. Sales and marketing expense decreased by $2.3 million, or 40.9%, to $3.3 million in the three months ended September 30, 2003 from $5.6 million in the three months ended September 30, 2002. This decrease in sales and marketing expense is mostly attributable to a decrease in salary and fringe benefit costs resulting from sales and marketing headcount reductions (from 104 at September 30, 2002 to 40 at September 30, 2003). Also contributing to the decrease are lower commission costs, marketing and promotion expenses and reseller fees. As a percentage of total net revenues, sales and marketing expense increased to 45.1% for the quarter ended September 30, 2003 from 41.2% for the quarter ended September 30, 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased slightly during the quarter ended September 30, 2003 as compared to the same period last year. This slight decrease in spending is the net effect of cost savings attributable to headcount reductions in our engineering workforce (from 129 at September 30, 2002 to 101 at September 30, 2003) mostly offset by a $682,000 increase in spending for external consulting services. Research and development expenses increased as a percentage of total net revenues to 57.2% for the quarter ended September 30, 2003, from 31.1% for the quarter ended September 30, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $489,000, or 27.5%, to $1.3 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. The decrease in general and administrative expenses is primarily attributable to reductions in workforce (from 30 at September 30, 2002 to 18 at September 30, 2003). Also contributing to the decrease are spending reductions in legal, travel and entertainment and insurance costs and a reduced provision for bad debts. General and administrative expenses increased as a percentage of total net revenues to 17.7% for the quarter ended September 30, 2003, from 13.2% for the quarter ended September 30, 2002.

DEPRECIATION. Depreciation expense decreased by $156,000, or 26.3%, from $594,000 in the third quarter of 2002 to $438,000 in the third quarter of 2003. This decrease in the depreciation run rate is attributable to computer and related equipment acquired in 1999 and 2000 becoming fully depreciated in 2002 and 2003. Since the average annual computer equipment additions during the 1999 and 2000 timeframe ($1.5 million) were significantly higher than the rate of computer equipment additions in 2002 ($638,000) and in the nine months ended September 30, 2003 ($195,000), this decrease in depreciation expense is expected to continue through the remainder of 2003.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $331,000 in the quarter ended September 30, 2003, which represents a decrease of $1.0 million, or 75.3%, from the amortization of $1.3 million in the quarter ended September 30, 2002. This decrease is attributable to the discontinued amortization of acquired intangibles for ChiCor, BCL, Intersoft, Provato and Ozro, Inc., pursuant to the full impairment write-offs of these assets in June 2003 and December 2002.

RESTRUCTURING AND OTHER CHARGES. In connection with the anticipated Neoforma Transaction, we incurred severance costs of $314,000 for employees whose employment was terminated during the quarter ended September 30, 2003. Also recorded in the quarter ended September 30, 2003 was an impairment loss of $73,000 related to the closing of the India office, such amount representing the net present value of future office lease costs. These charges were partially offset by a $29,000 reduction in the provision for future lease costs for the Chicago office space. In the quarter ended September 30, 2002, we recorded a $780,000 charge which represented a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company.

OTHER INCOME, NET

Other income, net, increased by $7,000, or 10.0%, from $70,000 in the quarter ended September 30, 2002, to $77,000 in the quarter ended September 30, 2003. This increase is attributable to foreign currency gains, partially offset by a decrease in interest income, which is the direct result of lower average cash balances during the quarter ended September 30, 2003 versus the comparable period in 2002.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2002 and the first three quarters of 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended September 30, 2003 and 2002.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

NET REVENUES

Net revenues decreased by $14.4 million, or 33.5%, to $28.6 million for the nine months ended September 30, 2003 from $43.1 million for the nine months ended September 30, 2002. Product revenues decreased by $14.5 million, or 59.1%, to $10.0 million for the nine months ended September 30, 2003, accounting for all of the decrease in net revenues. The number of license contracts (minimum price of $50,000) sold decreased from 74 to 37, while the average deal size increased by 24% to $394,000.

As a percentage of total net revenues, revenues derived from outside the Health and Life Sciences segment were 37.1% in the first three quarters of 2003, as compared to 30.2% in the first three quarters of 2002. Meanwhile, 2003 year-to-date revenues in the Health and Life Sciences segment were $12.1 million less than the corresponding revenues in 2002. The reduction in Health and Life Sciences segment revenues is due primarily to a reduced pipeline of sales opportunities in this segment.

As a percentage of total net revenues, product revenues decreased to 34.9% for the nine months ended September 30, 2003 from 56.8% for the same period in 2002. This decrease in product revenues as a percentage of total net revenues is mostly attributable to the reduction in product revenues discussed above. Service revenues remained consistent during the nine months ended September 30, 2003. A $1.1 million increase in year-to-date maintenance and support revenues was nearly offset by a corresponding reduction in professional services and other service revenues.

COST OF REVENUES

Cost of revenues increased by $609,000, or 5.5%, to $11.8 million for the nine months ended September 30, 2003, from $11.1 million for the nine months ended September 30, 2002. This increase is attributable to higher subcontractor costs that were a consequence of headcount reductions in customer support and professional services. As a percentage of total net revenues, cost of revenues increased to 41.1% for the period ended September 30, 2003, from 25.9% for the comparable period in 2002. Much of the increase in cost of revenues as a percentage of total net revenues is attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses included a non-cash charge of $795,000 in the quarter ended March 31, 2003 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the noncash warrant charge, sales and marketing expense decreased by $4.3 million, or 26.5%, to $11.9 million in the nine months ended September 30, 2003 from $16.2 million in the nine months ended September 30, 2002. This decrease in sales and marketing expense is mostly attributable to a decrease in salary and fringe benefit costs resulting from sales and marketing headcount reductions (from 104 at September 30, 2002 to 40 at September 30, 2003) and a reduction in commission costs, which is a direct result of the 59.1% decrease in year-to-date product revenues. Also contributing to the decrease is an $825,000 reduction in marketing and promotion expenses. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) increased to 41.6% for the nine months ended September 30, 2003 from 37.6% for the corresponding period in 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $123,000, or 1.0%, to $12.8 million for the period ended September 30, 2003. This increase is attributable to a $1.3 million increase in spending for external consulting services, partially offset by lower salary costs resulting from headcount reductions in our engineering workforce (from 129 at September 30, 2002 to 101 at September 30, 2003). Research and development expenses increased as a percentage of total net revenues to 44.9% for the nine months ended September 30, 2003, from 29.5% for the corresponding period in 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $324,000, or 6.7%, to $4.5 million in the first nine months of 2003 from $4.9 million in the first nine months of 2002. This decrease is primarily attributable to lower salary and related costs resulting from reductions in workforce (from 30 at September 30, 2002 to 18 at September 30, 2003), partially offset by higher legal expenses, which were incurred with respect to a planned business acquisition that was not consummated, and increased directors and officers insurance costs. General and administrative expenses increased as a percentage of total net revenues to 15.8% for the nine months ended September 30, 2003, from 11.3% for the corresponding period in 2002.

DEPRECIATION. Depreciation expense decreased by $139,000, or 7.9%, to $1.6 million in the nine months ended September 30, 2003. The decrease is attributable to computer and related equipment acquired in 1999 and 2000 becoming fully depreciated in 2002 and 2003. Since the average annual computer equipment additions during the 1999 and 2000 timeframe ($1.5 million) were significantly higher than the rate of computer equipment additions in 2002 ($638,000) and in the nine months ended September 30, 2003 ($195,000), this decrease in depreciation expense is expected to continue through the remainder of 2003.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $1.7 million in the nine months ended September 30, 2003, which represents a decrease of $2.1 million, or 55.5%, from the amortization of $3.7 million in the nine months ended September 30, 2002. This decrease is attributable to the discontinued amortization of acquired intangibles (i) for Intersoft, Provato and Ozro, Inc., pursuant to the full impairment write-offs of these assets in December 2002, and (ii) for ChiCor and BCL, pursuant to full impairment write-offs in June 2003.

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

IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. In the quarter ended June 30, 2003, we determined that an interim test for impairment to the Company’s goodwill and other acquired intangible assets was necessary pursuant to the July 2003 announcement of the sale of our Health and Life Sciences business to Neoforma. Concurrent with the Neoforma Transaction, we are reducing our workforce and plan to focus our near-term development efforts primarily on our product offerings in the Enterprise Contract Management market. The consequent de-emphasis on the technologies originally acquired in the acquisitions of ChiCor and BCL and the corresponding reduction in projected sales of the related products has resulted in the determination that future cash flows are not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of our assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with our acquisitions of Chi-Cor and BCL. These impairment charges were recorded in the Other Industries’ reportable segment and included impairment of goodwill totaling $14.8 million and of other intangible assets totaling $2.0 million.

RESTRUCTURING AND OTHER CHARGES. In connection with the closures of our Chicago and India offices and planned vacating of our leased space in London (in anticipation of a future move to a smaller, lower cost facility), as part of our efforts to reduce operating expenses and consolidate operations, we wrote off $1.5 million in future lease obligations and recognized $160,000 in equipment impairment charges during the nine months ended September 30, 2003. Also, we incurred severance costs of $314,000 for employees whose employment was terminated during the quarter ended September 30, 2003 as part of this downsizing effort. In the nine months ended September 30, 2002, we recorded a $780,000 charge which represented a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company.

OTHER INCOME, NET

Other income, net, increased by $17,000, or 9.2%, from $185,000 in the nine months ended September 30, 2002, to $202,000 in the nine months ended September 30, 2003. This increase is attributable to a non-recurring insurance settlement recovery received in May 2003 and foreign currency gains, partially offset by a decrease in interest income, which is the direct result of lower average cash balances during 2003.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2002 and the first three quarters of 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the nine-month periods ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million was held in an escrow account pending conversion of the preferred stock into common stock. At our election, the $17 million in preferred stock was redeemed on July 2, 2002.

In June 2003, March 2003 and December 2002, we entered into capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds of $1.2 million were deposited in a restricted bank account. At September 30, 2003, $855,000 of the aggregate proceeds are restricted, of which $668,000 is classified as current restricted cash and $187,000 is classified as non-current restricted cash in the condensed consolidated balance sheet. Also, in connection with the financing of our annual directors and officers insurance obligation, we deposited $655,000 in a restricted bank account during the quarter ended September 30, 2003, of which $459,000 is restricted and classified as current restricted cash at September 30, 2003. The remaining non-current restricted cash balance of $227,000 at September 30, 2003 represents monies held on deposit as security on a long-term lease obligation.

At September 30, 2003, we had cash and cash equivalents of $27.5 million and net working capital of $21.6 million. Also on September 30, 2003, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the nine months ended September 30, 2003 was $7.4 million, as compared to net cash used in operating activities of $4.4 million in the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net cash used in operating activities consisted of the net loss of $35.0 million, as offset by the following non-cash items which total $23.4 million: depreciation and amortization of $3.3 million, impairment of goodwill and acquired intangible assets of $16.8 million, restructuring and other charges of $2.0 million, and noncash warrant, option and stock charges of $1.3 million. Offsetting this adjusted net loss is a $4.1 million decrease in accounts receivable (net of provision for doubtful accounts of $169,000) and a $2.9 million increase in deferred revenue, partially offset by a $2.8 million decrease in accrued expenses. The reduction in accounts receivable was largely attributable to improved collection efforts and a decrease in license revenue, the increase in deferred revenue resulted primarily from the $3.7 million in deferred license fees generated in the quarter ended September 30, 2003, and the decrease in accrued expenses consisted primarily of 2003 payouts of 2002 year end bonuses, commissions and other accrued salaries and the 2003 payment of the $1.0 acquisition-related earnout to NetReturn shareholders. For the nine months ended September 30, 2002, net cash used in operating activities consisted of the net loss of $8.9 million offset by non-cash items depreciation and amortization of $5.5 million, in-process research and development of $1.0 million and restructuring and other charges of $780,000. Other uses of cash included a $2.0 million decrease in accrued expenses, a $1.3 million increase in accounts receivable (net of a $720,000 provision for doubtful accounts) and a $793,000 increase in prepaid expense and other current assets, partially offset by an $895,000 increase in deferred revenue.

Net cash used in investing activities was $698,000 for the nine months ended September 30, 2003 and $3.6 million for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 included a $421,000 increase in restricted cash, which is a direct result of new capital lease financings net of payments applied on such leases. Net cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of $3.4 million of disbursements related to the acquisitions of NetReturn and Menerva and $720,000 in purchases of property and equipment, net of a $502,000 decrease in other assets which was primarily attributable to the $450,000 collection on a long-term receivable.

Net cash used in financing activities was $406,000 in the nine months ended September 30, 2003, mostly comprised of payments on existing capital leases. Net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2002, primarily from net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.6 million of stock option exercises.

We currently anticipate that our cash and cash equivalents of $27.5 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS—AS OF SEPTEMBER 30, 2003

	Payments due by Period—Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	908	722	186	—	—
Operating Leases	9,672	2,089	2,654	2,579	2,350
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$10,580	$2,811	$2,840	$2,579	$2,350

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

OUR ASSET PURCHASE AGREEMENT WITH NEOFORMA MAY BE TERMINATED BY EITHER PARTY IN THE EVENT THAT THE TRANSACTION IS NOT COMPLETED BY NOVEMBER 30, 2003 AND IT IS HIGHLY UNLIKELY THAT THE TRANSACTION WILL BE COMPLETED BY THAT DATE.

Our asset purchase agreement relating to the Neoforma Transaction is subject to termination by either the Company or Neoforma at any time after November 30, 2003; provided that the right to terminate the agreement pursuant to the foregoing is not available to any party whose failure to perform in any material respect any of its obligations or covenants under the agreement results in the failure of any condition to closing or if the failure of such condition results from facts or circumstances that constitute a material breach of a representation or warranty or covenant made under the agreement by such party. As of November 14, 2003, the proxy statement for the required meeting of our stockholders had not yet been mailed, and the stockholder meeting had not yet been scheduled. As a result, the Neoforma Transaction will not be completed by November 30, 2003. We cannot assure you that either Neoforma or we will not decide to terminate the agreement if the Neoforma Transaction has not closed prior to that date.

IF THE NEOFORMA TRANSACTION IS NOT COMPLETED AS EXPECTED, THIS COULD HAVE A MATERIAL DISRUPTION ON OUR BUSINESS; IF THE SALE IS COMPLETED AS EXPECTED, OUR REVENUES WILL DECREASE SIGNIFICANTLY AND OUR BUSINESS WILL BECOME MATERIALLY DIFFERENT

The Company has signed a definitive asset purchase agreement with Neoforma, Inc. and its subsidiary to sell the Company’s Health and Life Sciences business. The Company may not close the sale for a number of reasons, including the requirement of approval by the Company’s stockholders. Failure to close the sale could create significant disruptions with our customers, vendors and employees. If we close the sale, our revenues will be significantly less than our revenues in prior quarters. There can be no assurances that, following the closing of the sale, the Company will become profitable or that the company will achieve sufficient revenues to sustain its planned business model.

WE WILL NEED TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

After the sale of our Health and Life Sciences business to Neoforma, if it is consummated, we will need to target both existing as well as new markets in order to grow our revenues and reach profitability. Revenues from our non-healthcare customers have comprised 24.3%, 31.5% and 37.1%, respectively, of our consolidated revenues for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003. The company must continue to evolve its products and marketing strategies in order to be successful in these markets. We may not be successful in generating the revenue we expect from these markets. We cannot assure you that any cost savings we implement, in connection with, or following, our planned sale of the Health and Life Sciences business to Neoforma, will be sufficient for us to reach profitability.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $21.2 million in the year ended December 31, 2001, $27.3 million in the year ended December 31, 2002 and $35.0 million in the nine months ended September 30, 2003, and we had an accumulated deficit at September 30, 2003 of $113.4 million. In these periods of net losses, our expenses exceeded our revenues generally due to increases in research and development expenses, continued significant spending for sales and marketing, non-cash expenses related to acquisitions and reductions in revenues since the first quarter of 2002. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we could be affected by these factors in future periods. We may not achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide technology solutions. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to further decline.

ECONOMIC CONDITIONS MAY CONTINUE TO WEAKEN OUR SALES

The ongoing downturn and uncertainty in general economic and market conditions have negatively affected and may continue to negatively affect demand for our products and services. If the economic downturn continues or worsens, our business, financial condition and results of operations will continue to be harmed. In addition, current world economic and political conditions have reduced the willingness of our customers and prospective customers to commit funds to make significant purchases of our products and services. The resulting loss or delay in our sales has had and will continue to have a material adverse effect on our business, financial condition and results of operations.

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

In connection with the agreement to sell our Health and Life Sciences business to Neoforma, we expect to downsize significantly our presence in Portland, Maine and London, United Kingdom, and to transfer our office in Stratford, Connecticut to Neoforma. We will continue to operate out of our corporate headquarters in Edison, New Jersey and our primary engineering office in Redwood City, California. The geographic distance between our offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Also, we expect that a significant number of our sales and professional services employees will continue to work remotely out of home offices, which will potentially add to this strain.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

We may in the future consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We may not be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt, reduce our cash position or issue equity securities with respect to any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

In the past, we have acquired ChiCor, Intersoft, BCL (now I-many International Limited), Provato, NetReturn and Menerva, each of which is or was located in cities very distant from our headquarters in Edison, New Jersey. We may make additional acquisitions. Any company that we acquire is likely to be distant from our headquarters in Edison, New Jersey and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We are continuing to assimilate the employees, technologies and products of the companies that we have acquired and will need to do the same with any new companies we may acquire, and that effort has been, and will likely continue to be difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be impaired or lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

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

On April 11, 2003 we received written notification from the Nasdaq National Market that we were not in compliance with Nasdaq Marketplace Rule 4450(b)(4) because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days. We subsequently regained compliance when the bid price of our common stock closed at $1.00 per share or more for 10 consecutive trading days. If the closing bid price again falls below $1.00 per share for 30 consecutive trading days and we do not regain compliance, we may be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts.

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

As of September 30, 2003, the Company’s cash and cash equivalents consisted entirely of money market investments with original maturities when purchased under 30 days and non-interest bearing checking accounts. The weighted average interest rate yield for all cash and cash equivalents at September 30, 2003 amounted to 1.09%.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 19, 2003, the Company was named as a defendant in a lawsuit brought by Accelerated Systems Integration, Inc., (“ASI”) one of its resellers. Neoforma, Inc. and Neocars Corporation were also named as defendants. The suit, which was filed in the United States District Court for the Northern District of Ohio, Eastern Division, contends that the asset purchase agreement among I-many, Neoforma, Inc. and Neocars Corporation dated July 18, 2003 conflicts with certain of ASI’s allegedly exclusive rights under the reseller agreement between I-many and ASI (the “Reseller Agreement”); and it contends that the Reseller Agreement cannot be assigned without the payment to ASI of $2.5 million. ASI sought equitable relief to enforce its rights under the Reseller Agreement, including a motion for a preliminary injunction to enjoin the Company from consummating the asset sale to Neoforma as contemplated by the asset purchase agreement. On October 31, 2003, the Court denied ASI’s request for a preliminary injunction to prevent consummation of the proposed sale. ASI sought only injunctive relief and has not yet made a claim for damages, although it reserved its right to do so. Accordingly, other than denying the requested injunction, the court made no ruling on ASI’s contention that the Reseller Agreement cannot be assigned without the payment to ASI of $2.5 million.

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

(b) On September 5, 2003, the Company filed a current report on Form 8-K, under Items 5 and 7, containing an amendment to the Company’s asset purchase agreement with Neoforma, Inc. and Neocars Corporation.

(c) On September 9, 2003, the Company filed a current report on Form 8-K, under Items 5 and 7, to report the impact of updating the business segments of the Company to reflect new reportable segments originally reported in the Report on Form 10-Q for the period ended March 31, 2003, and the impact upon the financial statements and the related notes and the selected financial data as originally reported in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2002.

(d) On September 30, 2003, the Company furnished a current report on Form 8-K, under Item 5, to report the initiation of a lawsuit by a reseller of the Company seeking to enjoin the Company’s proposed sale of its Health and Life Sciences business to Neoforma, Inc. and Neocars Corporation.

(e) On October 29, 2003, the Company furnished a current report on Form 8-K, under Item 12, containing a copy of its earnings release for the period ended September 30, 2003 (including financial statements).

(f) On November 4, 2003, the Company furnished a current report on Form 8-K, under Item 5, to report the court’s denial of the previously-reported request by a reseller of the Company to enjoin the Company’s proposed sale of its Health and Life Sciences business to Neoforma, Inc. and Neocars Corporation.

(g) On November 12, 2003, the Company filed a current report on Form 8-K/A (Amendment No. 1), under Items 5 and 7, to restate certain amounts in the segment and reconciliation tables in Note 8 in our Annual Report on Form 10-K/A to conform these disclosures to the Company’s 2003 segment reporting methodologies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date:	November 14, 2003	By:	/s/ Kevin M. Harris
Kevin M. Harris Chief Financial Officer and Treasurer /s/ Kevin M. Harris Kevin M. Harris Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002