Form 10-K
period 2003-12-31
I MANY INC
filed 2004-03-15
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

As of March 1, 2004, 40,775,239 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock in the Nasdaq National Market on June 30, 2003) was approximately $40.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2003

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

OVERVIEW

We provide software and related professional services that allow our clients to manage important aspects of their contract-based, business-to-business relationships, including:

•	Contract creation, repository, actionable terms tracking, and reporting

•	Contract compliance management for verification of compliance and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

•	Cash collection, deductions management and dispute resolution, often based on analysis of agreed to contract terms and conditions and

•	Evaluation of the effectiveness of contracts and business operations.

In 2003, software license fees comprised 36% of our total revenue, and services fees comprised 64%.

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers and purchasers.

We operate our business in two segments, our health and life sciences line of business and other industries (which we call our “industry solutions” business). The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. Our industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, and telecommunications. Our primary products and services were originally developed to manage complex contract purchasing relationships in the health and life sciences industry, and we currently count 18 of the largest 20 pharmaceutical manufacturers, ranked according to 2002 annual healthcare revenues, as customers. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base. We currently have more than 250 customers including Bayer, Novartis, Aventis, Glaxo SmithKline Consumer, Procter & Gamble, Honeywell Aerospace, Metaldyne, RONA, Del Monte, Frito Lay and Dr. Pepper/Seven Up. In 2003, approximately

66% of our revenues were from health and life sciences customers and 34% of our revenues were from industry solutions sources.

We deliver our products chiefly through two means: (1) software licensed for installation on our clients’ computer systems, and (2) to a lesser extent, software licensed on an application service provider basis which we host on servers operated and supported by third-party providers. While some of our software products are useful only to customers in our health and life sciences market – I-many MedicaidTM and I-many Government PricingTM, for example – many of our products are useful solutions for companies in both our industry solutions market and our health and life sciences market. See “Products and Services – Products” below.

In July 2003, we announced an agreement to sell our health and life sciences line of business to Neoforma, Inc. This agreement was terminated in December 2003. We believe that preparations for the sale enabled us to restructure our organization and develop a more efficient cost structure entering into 2004.

THE BUSINESS-TO-BUSINESS MARKETPLACE

We believe that the growth of business-to-business trade is characterized, and will continue to be characterized, by the increasing use of contracts between supply chain participants. In our targeted industries – healthcare and life sciences, consumer products, foodservice, industrial products, chemicals, apparel and other industries where complex purchase contracts exist – the process of making, managing and maximizing contracts throughout their life cycle and identifying and resolving contract compliance issues are often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contracts. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates and other tasks associated with them often result in high administrative costs and disputes involving substantial amounts of money.

Supply chain participants frequently use sales and purchasing contracts to facilitate the purchase and sale of goods and services. These contracts – among supply chain participants, such as manufacturers, distributors, retailers, demand aggregators such as buying groups, and the end users of goods and services – allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. These contracts often establish price and non-price incentives, which can be based upon multiple factors, including:

•	total volume of products purchased

•	overall sales of particular products

•	duration of the contract

•	number of parties to the contract

•	number of products covered by the contract and

•	the purchaser’s demographic characteristics.

In addition to these, contracts can include any number of other attributes, including requirements for fulfilling shipments within prescribed time periods, advanced shipping notifications, packaging and labeling requirements.

Supply Chain Participants. The business-to-business supply chain includes the following participants:

•	MANUFACTURERS of products that use business-to-business relationships, including contracts, to establish favorable prices, assure a reliable channel of distribution and offer incentives to achieve their sales and marketing goals;

•	DISTRIBUTORS that purchase goods from manufacturers or demand aggregators for resale;

•	DEMAND AGGREGATORS AND OTHER INTERMEDIARIES representing groups of purchasers, such as group purchasing organizations in the healthcare industry and buying cooperatives in the consumer products and foodservice industries, that aggregate their members’ demand for products to obtain favorable pricing terms. Demand aggregators typically receive monthly fees from their members or receive a percentage of all transactions negotiated on their constituents’ behalf;

•	PURCHASERS AND RETAILERS of products that buy goods under contracts negotiated on their behalf by demand aggregators or other intermediaries; and

•	BUSINESS-TO-BUSINESS E-COMMERCE EXCHANGES that allow supply chain participants to establish business relationships using the Internet.

Complexity of Contract Buying/Selling. In the industries we target, contracts typically contain pricing incentives and other mechanisms designed to meet the particular goals of the trading partners. The price of any particular product or service purchased under a typical contract of our customers may vary substantially, depending upon, among other things, external factors such as a manufacturer’s market share and the purchaser’s demographic characteristics, and highly specific factors such as the number of units of a particular product purchased during a specified time period. Contracts also allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Training, maintenance and other non-price incentives can also be based upon multiple factors. Other contract attributes include criteria such as a requirement for fulfilling shipments within prescribed time periods, advanced notifications, packaging and labeling requirements, etc. Contracts contain numerous and varied clauses and other business performance language that must also be internally reviewed, approved and managed by both buyers and sellers. Compliance with this language and the individual financial transactions governed by master contracts must be measured in order to ensure the intended outcome of a contract is achieved or to avoid penalties.

Contracts are often negotiated on behalf of a large number of purchasers and include pricing incentives, which result in different prices for otherwise similarly-situated purchasers, based on the purchasers’ achievement of, or failure to achieve, certain goals (usually volume-related) under the contract.

While many purchase contract variations exist, several fundamental types of pricing mechanisms in purchase contracts are illustrative of the complexity involved. Specific examples include: chargeback (also called “deviated billing” or “billbacks,” depending upon the industry) and rebate management. Chargebacks are generally used as an incentive tool in contracts between manufacturers and demand aggregators. Eligible members of a demand aggregator (meaning purchasers who are on a contract of the aggregator, such as a group purchasing organization or buying cooperative) order products either directly from the manufacturer or, more commonly, through a large distributor. When a product is ordered through a distributor, the distributor must sell the item at the price negotiated between the manufacturer and the demand aggregator. Often, the manufacturer asks the distributor to sell to the member at a price below the price the distributor paid the manufacturer. In these cases, the distributor attempts to verify the eligibility of the member to receive the lower contract price and, if the purchaser is eligible, the distributor seeks to recover, or chargeback, from the manufacturer the difference between the distributor’s cost and the lower contract price. Given the large volume of purchases under these contracts, constantly changing membership in demand aggregators, complicated eligibility requirements and disparate information systems involved, it is not uncommon for manufacturers, purchasers, demand aggregators, and distributors to calculate significantly different chargebacks, resulting in disputes among the parties, which require an approved method of adjudication.

A second type of pricing mechanism is a rebate. Typically, rebate provisions entitle a purchaser to a return of a portion of the purchase price based on factors such as the volume of product purchased or increase in market share achieved. Rebate provisions are common in contracts between manufacturers and large volume purchasers. Manufacturers generally adopt this kind of agreement in order to further their marketing objectives. In order to determine rebates based on market share, the parties must refer to external market share data. As with chargeback contracts, the complicated task of administering rebate-based contracts often results in high administrative costs and disputes involving substantial amounts of money.

Administrative Demands of Contract Purchasing. As a result of the intricacies of contract purchasing, the administration of sales and purchase contracts can be difficult and expensive. Among other things, each participant in the supply chain must be able to:

•	Target and plan trading partner relationships

•	Negotiate terms and conditions, including specific language requiring legal review and approval

•	Plan and monitor the impact of different pricing strategies

•	Integrate pricing, inventory, market share and other data relevant to the contract with existing enterprise resource planning and other management systems

•	Validate purchasers’ eligibility for participation in specific contracts or parts of contracts, including the time period in which the purchaser is on the contract, agreed-upon pricing mechanisms, rebates and distributors’ eligibility for chargebacks

•	Transact or adjudicate transactions relative to the terms and conditions of the contract – often encompassing enormous volumes of data related to invoices, inventory, shipments and market share

•	Monitor compliance of the contract against specific governmental or industry requirements or regulations

•	Monitor compliance of individual sale and purchase transactions against the terms and conditions of the master contracts that govern them

•	Settle disputes associated with contract and non-contract issues such as price discrepancies, non-compliance, misallocation of funds, level of earned incentives, and others and

•	Evaluate the performance of completed and in-process contracts based on the original intent of the agreement from the perspective of both buyers and sellers.

I-MANY’S SOLUTIONS

Broad Offering of Enterprise Contract Management Capabilities. Enterprise contract management provides organizations with the visibility to ensure compliance and consistency in their contractual relationships. We provide software that allows our clients to make, manage and maximize critical aspects of their contract-based business-to-business relationships, including:

•	Contract creation, repository and change notifications, including verification and approval of specific language for participants in complex supply chains

•	Verification of compliance with and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

•	Settlement and dispute capabilities to resolve payment discrepancies due to contracts, and

•	Evaluation of the effectiveness of contracts and business operations

Flexible Product Offerings. We can deliver our products through several means. We generally license and deliver our products for installation on our clients’ own computer systems. In addition, we can license our products on an application service provider basis, which means that we install the software on servers hosted and supported by third party providers, which our client then accesses over the Internet or over a secure private network. We believe that these delivery alternatives provide our clients with flexibility in terms of how they choose to pay for our products, and the level of internal information technology support resources they need to optimize the use.

PRODUCTS AND SERVICES

Products. To date, a significant portion of our revenues has come from the sale of software licenses to healthcare manufacturers, distributors, group purchasing organizations and other companies in the life and health sciences customer base and from the provision of related professional services, representing altogether 76% of our revenues in 2001, 68% of our revenues in 2002, and 66% of our revenues in 2003. No customer accounted for greater than 10% of net revenue in 2003. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client. For a further discussion of our product market segments and detailed financial information, see Note 8 to the consolidated financial statements contained in Item 8 of this Annual Report.

The components and features of our products are designed to address business and process needs related to contract management, which in combination we refer to as “Enterprise Contract Management.” The following are brief descriptions of products within our Enterprise Contract Management and Health and Life Sciences Price Management Suites:

I-many ContractSphere® Enterprise Contract Management Product Suite:

•	I-many Contract Manager™: Centralizes contract content and terms in an enterprise class repository for instantaneous search and view capabilities. Also provides the ability to create contracts from existing templates and clauses, with collaborative workflow and an auditable approval process.

•	I-many Compliance Manager™: Enables companies to compare actual transaction results against the terms and conditions of a contract to determine if the transaction conducted was in compliance with the original intent of the contract. It also reduces “maverick” procurement and sales orders by ensuring transactions are tied back to the contract.

•	I-many Incentives™: Provides the tools needed to monitor product pricing, manage agreement incentives and track end-user and prime vendor relationships as well as forecast and report on all aspects of contract management and administration.

•

I-many Deductions Manager™: Works in real time with enterprise resource planning (ERP) systems and other essential back-office systems to increase deduction collections by automating and streamlining customer communications and follow-up. Deductions

Manager speeds resolution through the use of automated, user-defined action steps and provides detailed deduction reporting and deduction tracking history.

•	I-many Collections Manager™: Improves cash flow and reduces days sales outstanding (DSO) by streamlining and automating collections processes. The solution is web-based and optimized for global organizations that can benefit from user-defined workflows.

I-many Health and Life Sciences Price Management Product Suite:

•	I-many Contract Advisor™: Enables health and life science companies to develop pricing scenarios and structure contracts in a real-time environment to meet commercial goals, optimize revenue and profitability and monitor government and regulatory compliance-related issues.

•	I-many Contract Manager™, described above.

•	I-many CARS®: Provides comprehensive, end-to-end management of mission critical, incentive-driven contract and program processes.

•	I-many Medicaid™: Processes data, calculates rebates and creates payments for both federal and state rebate programs.

•	I-many Medicaid State Supplemental™: Streamlines I-many Medicaid’s product contract setup and invoice processing. Key components include a Non-Standard Rebate Per Unit Calculator Pack and Supplemental Claim Processing.

•	I-many Government Pricing™: Enables companies to quickly and efficiently monitor and comply with all government-mandated pricing and reporting requirements established by the Medicaid Drug Rebate Program, the Federal Supply Schedule and the Veteran’s Health Care Act of 1992.

•	I-many Compliance Manager™: Enables companies to compare actual transaction results against the terms and conditions of a contract to determine if the transaction conducted was in compliance with the original intent of the contract. It also reduces “maverick” procurement and sales orders by ensuring transactions are tied back to the contract.

•	I-many Validata™ (in development): Is expected to help ensure the validity and accuracy of the billions of dollars in Managed Care and Medicaid rebates that pharmaceutical manufacturers process and pay each year. I-many Validata is also planned to provide manufacturers with the ability to validate prescription-level claims for the upcoming Medicare drug rebate program and the new state and supplemental programs.

Professional Services. Our professional services group provides consulting services, deployment services, business analysis services, and training and customer support services. At December 31, 2003, this group was comprised of 76 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

•	CONSULTING SERVICES. We work with our clients before, during and after installation of our solutions to optimize the capabilities of our solutions. These services include project planning and management, business process analysis, technical services including integration with the clients’ enterprise resource planning systems, and quality assurance.

•	DEPLOYMENT SERVICES. Our deployment services include pre-installation planning, on-site installation, upgrade services, system testing, database administration support and professional service support.

•	BUSINESS ANALYSIS AND TRAINING SERVICES. We offer business analysis services and training programs for those persons within the client organization responsible for using our solutions, such as contract administrators. In addition, we offer user group meetings to enable customers to learn about product directions and influence our future products.

•	TECHNICAL SERVICES. We offer comprehensive maintenance and support services, including telephone hotline service (available during business hours or, for additional fees, up to 24 hours a day, 7 days a week), documentation updates and new software releases.

CUSTOMERS

We have more than 250 customers. Approximately 66% of our revenue in 2003 was derived from companies in the health and life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel and others. No customer accounted for greater than 10% of net revenue in 2003. Revenues from customers based outside the United States, primarily the United Kingdom, comprised 2%, 6% and 7% of our total revenues in 2001, 2002 and 2003, respectively. At December 31, 2003, 2% of our total assets were located outside the United States, primarily the United Kingdom.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2003, our worldwide sales and marketing group consisted of a total of 36 employees, including 20 national account executives, 13 business consultants, sales management and sales support employees, and 3 marketing employees. We intend to continue to evaluate the size and structure of our sales force. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts. In 2003 we also sold licenses and services through a value added reseller.

RESEARCH AND DEVELOPMENT

Since our inception, we have made substantial investments in product development. We believe that our future financial performance depends on our ability to maintain and enhance our current products and develop new products. Our research and development expenses were $14.8 million in 2001, $17.2 million in 2002, and $16.7 million in 2003. Despite falling revenues during difficult economic times, we have maintained this level of research and development investment in 2003 due to our belief in the potential of enterprise contract management and the demand for comprehensive solutions that deliver increasing value to the market and our customers.

As of December 31, 2003, we employed 72 people in our product development organization who are responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, product management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. When appropriate, we also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies, which are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

COMPETITION

The contract management software market is subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, and professional services organizations.

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

EMPLOYEES

As of December 31, 2003, we had a total of 198 employees, of whom 62 were based in Portland, Maine, 27 were based in Redwood City, California, 19 were based at our headquarters in Edison, New Jersey, 5 were based at our international headquarters in London, England, and 85 worked at other offices and remote locations. Of the total, 72 were in research and development, 36 were in sales and marketing, 76 were in professional and support services, and 14 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—We rely significantly on certain key individuals and our business will suffer if we are unable to retain them.”

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

We lease approximately 15,400 square feet of office space in Edison, New Jersey under a lease expiring in 2009, for use by executive, sales, marketing and professional services personnel in both our business segments. A portion of our development, customer support and administrative offices for both market segments are located in approximately 10,700 square feet of leased office space located in Portland, Maine under a lease expiring in December 2004. In addition, we lease approximately:

•	46,000 square feet of office space in Portland, Maine, under a lease expiring in April 2004 (which the Company will not renew)

•	20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011, of which approximately 11,000 square feet are subleased under terms expiring in 2011

•	15,000 square feet of office space in Oakland, California, under a lease expiring in August 2004 (which the Company will not renew)

•	10,400 square feet of office space in Redwood City, California under a lease expiring in 2008

•	3,900 square feet of office space in London, England under a lease expiring in 2011

•	3,300 square feet of office space in Mumbai, India under a lease expiring in 2006 (which the Company is seeking to sublease) and

•	2,000 square feet of office space in Stratford, Connecticut under a lease expiring in 2007 (which the Company is seeking to sublease).

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. We are not a party to any material pending legal proceedings.

On December 18, 2003, the Company settled a lawsuit brought on September 19, 2003, by Accelerated Systems Integration, Inc. (“ASI”), one of I-many’s resellers, in the United States District Court for the Northern District of Ohio, Eastern Division, following that court’s ruling to deny ASI’s request for a preliminary injunction to prevent consummation of the then-proposed sale of I-many’s health and life sciences business to Neoforma, Inc. ASI had alleged that the then-proposed sale would infringe certain exclusive distribution rights held by ASI.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS

The executive officers of I-many as of December 31, 2003 and their ages are as follows:

Name	Age	Positions(s)
A. Leigh Powell	42	President, Chief Executive Officer, Director and Chairman of the Board
Terrence M. Nicholson	49	Chief Operating Officer
Kevin M. Harris	41	Chief Financial Officer and Treasurer
Robert G. Schwartz, Jr.	38	Vice President, General Counsel and Secretary
Mark L. Smith	46	Former Senior Vice President and General Manager, Sales

A. LEIGH POWELL has served as I-many’s President and Chief Executive Officer since July 1999 and Chairman of the Board of Directors since February 2000. From February 1998 to July 1999, Mr. Powell served as I-many’s Vice President of Marketing and as Chief Operating Officer. From January 1997 to February 1998, he served as vice president of business alliances for Think Systems/I2 Technologies, a supply chain software company. From January 1996 to January 1997, Mr. Powell worked as a vice president for American Software, a supply chain software company. From March 1985 to December 1995, Mr. Powell worked as a business consultant for Andersen Consulting (now Accenture), a management consulting firm. Mr. Powell received his M.B.A. and B.S. from Virginia Polytechnic Institute and State University.

TERRENCE M. NICHOLSON has served as I-many’s Chief Operating Officer since August 1999. From February 1996 to August 1999, Mr. Nicholson served as executive director, worldwide sales and distribution systems, at Mallinckrodt, Inc., a manufacturer of medical devices. From February 1995 to February 1996, Mr. Nicholson served as program executive of NCR Corp., a manufacturer of data warehouse and decision support systems. Mr. Nicholson received a M.S.C.E. from Rensselaer Polytechnic Institute and a B.S.E.E. from the University of Notre Dame.

KEVIN M. HARRIS has served as I-many’s Chief Financial Officer since June 2003. From January 2001 to April 2003, Mr. Harris served as the division controller for Hewlett Packard’s middleware division. From March 2000 to January 2001, Mr. Harris served as the corporate controller for Bluestone Software. From October 1998 to December 1999, Mr. Harris worked for Marketing Specialists, a food sales and marketing organization, as executive vice president of their mid-Atlantic division. From November 1996 to October 1998, Mr. Harris worked for Rogers-American Company, a food sales and marketing organization, as vice president/general manager of their Philadelphia office. Mr. Harris holds B.S. and M.B.A. degrees from Drexel University.

ROBERT G. SCHWARTZ, JR. has served as I-many’s Vice President, General Counsel and Secretary since September 2001. From April 2000 through August 2001, Mr. Schwartz was vice president, general counsel, secretary and a director of Emptoris, Inc., a developer of strategic sourcing software. From September 1999 through April 2000, Mr. Schwartz served as assistant general counsel of Cambridge Technology Partners, a publicly-held software integration services provider. From February 1997 through August 1999, Mr. Schwartz served as vice president, general counsel and secretary of Astea International Inc., a publicly-held developer of customer relationship management software. Mr. Schwartz holds a B.A. from Amherst College and a J.D. from Harvard Law School.

MARK L. SMITH served as I-many’s Senior Vice President and General Manager, Sales, from July 2003 through his resignation on January 6, 2004. From September 2002 to June 2003, Mr. Smith served as I-many’s Vice President and General Manager of its Industry Solutions division. From March 2000 to August 2002, Mr. Smith served as senior vice president of strategy, product and marketing for eSchoolMall/Mercury Commerce Solutions, an e-commerce software company. From October 1996 to February 2000, Mr. Smith worked as a vice president of the Regional Industry Group for SAP-AG, an enterprise resource planning software company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In April 2003, we issued 88,339 shares of our unregistered common stock to Pricing Analytics, Inc. as partial prepayment of reseller fees in the amount of $75,000 owed under a value added reseller agreement with that company. These shares were issued pursuant to an exemption from the Securities Act registration requirements set forth in Rule 506 under the Securities Act and, in the alternative, under Section 4(2) of the Securities Act of 1933. The shares were repurchased by the Company for cash in July 2003.

Our common stock has traded on the Nasdaq National Market under the symbol “IMNY” since our initial public offering on July 13, 2000. The following table sets forth the high and low closing sales prices per share for our common stock as reported on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years. As of March 8, 2004, there were 246 holders of record of our common stock.

Three Months Ended	Price Range of Common Stock
	High	Low
December 31, 2003	$1.14	$0.82
September 30, 2003	1.68	0.98
June 30, 2003	1.72	0.68
March 31, 2003	1.57	0.73
December 31, 2002	2.87	1.08
September 30, 2002	3.11	1.83
June 30, 2002	5.60	2.46
March 31, 2002	9.36	4.96

I-many has never paid dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2003 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	1999	2000	2001	2002	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$20,213	$38,330	$57,767	$54,746	$39,412
Loss from continuing operations	(5,220)	(24,175)	(21,207)	(27,293)	(39,491)
Loss per common share, basic and diluted	(0.46)	(1.12)	(0.60)	(0.69)	(0.98)

	AS OF DECEMBER 31,
	1999	2000	2001	2002	2003
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$15,322	$50,639	$36,015	$35,979	$21,864
Short-term investments	—	—	—	—	2,019
Working capital	8,633	49,112	34,457	32,462	20,269
Total assets	27,182	85,388	91,138	84,564	49,569
Capital lease obligation, including current portion	41	173	188	808	837
Redeemable convertible preferred stock	12,492	—	—	—	—
Total stockholders’ equity	197	68,761	75,256	66,216	29,155

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their contract-based, business-to-business relationships through the entirety of the contract management lifecycle. We operate our business in two segments: health and life sciences and other industries. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. Our other industries line of business targets all other industries, with an emphasis on consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, and telecommunications.

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 18 of the 20 largest pharmaceutical manufacturers, ranked according to 2002 annual healthcare revenues. As the depth and breadth of our product suites have expanded, we have added companies in the other industries markets to our customer base.

In July 2003, we announced an agreement, subject to shareholder approval, to sell our health and life sciences line of business to Neoforma, Inc. (“Neoforma”). This agreement was terminated in December 2003. In preparing for the sale, we restructured our organization and, as a result, developed a more efficient cost structure entering into 2004. As part of this restructuring, we have reduced our total employee headcount by more than 100 staff positions since June 30, 2003.

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, government pricing and Medicaid compliance software — accounted for 56.3% of net revenues in 2002 and 36.3% of net revenues in 2003. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 43.7% of net revenues in 2002 and 63.7% of net revenues in 2003. This decrease in product revenues as a percentage of total revenues reflects a general decrease in product revenues from 2002 to 2003, discussed in more detail below.

Since June 2001, we have implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $8.7 million in the quarter ended December 31, 2003. During 2003, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 198 employees at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We generate revenues from licensing our software and providing professional services, training and maintenance and support services. Software license revenues are attributable to the addition of new customers and the expansion or renewal of existing customer relationships through licenses covering additional users, licenses of additional software products and license renewals.

We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received.

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

Deferred Tax Assets

A deferred tax asset or liability is recorded for temporary differences in the basis of assets and liabilities for book and tax purposes and loss carry forwards based on enacted tax rates expected to be in effect when these temporary items are expected to reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Product Indemnifications

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of December 31, 2003. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RECENT EVENTS

On December 1, 2003, we received notice from Neoforma that it had terminated its proposed acquisition of the Company’s health and life sciences business. Neoforma exercised its right to terminate the asset purchase agreement, which the parties entered into on July 18, 2003, after the proposed acquisition did not close by November 30, 2003. Following termination of the proposed Neoforma acquisition, we further reduced the size and scope of our operations in Portland, Maine, by vacating one of our leased facilities and identifying approximately 45 staff positions to be eliminated. These headcount reductions were in addition to the employee terminations that had been carried out as part of the Company’s previous restructuring efforts during the second half of 2003, which were implemented in preparation for the closing of the Neoforma transaction before the agreement was terminated.

On February 19, 2004, we entered into a merger agreement to acquire all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which markets software used to evaluate pricing strategies, for a purchase price of $1.0 million. In addition, upon achievement of certain revenue milestones through December 31, 2004, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at our election. The Company will assume Pricing Analytics’s liabilities of approximately $15,000 and expects to incur transaction costs of approximately $40,000. The Pricing Analytics acquisition will provide the Company with technology that will enhance our product offerings to both our pharmaceutical manufacturing clients and its industry solutions clients.

The merger requires I-many to pay the purchase price in the form of approximately 668,000 shares of its common stock, with resale registration rights. I-many and Pricing Analytics are currently negotiating an amendment to the merger agreement to replace the payment of stock consideration with cash consideration, and the terms thereof. We expect this transaction to be closed before the end of April 2004.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET REVENUES

Net revenues decreased by $15.3 million, or 28.0%, to $39.4 million for the year ended December 31, 2003 from $54.7 million for the year ended December 31, 2002. Product revenues decreased by $16.5 million, or 53.6%, to $14.3 million for the year ended December 31, 2003, accounting for substantially all of the decrease in net revenues as service revenues had increased by $1.2 million. The number of license contracts (minimum price of $50,000) sold decreased by 51.5% from 97 to 47, accounting for the decrease in product revenues. Although the average dollar size of license contracts increased in 2003 relative to 2002, approximately $3.5 million of license fees related to one 2003 contract was deferred to future years for revenue recognition purposes. The net effect of this $3.5 million revenue deferral was that the change in average deal size from 2002 to 2003, as adjusted to reflect the revenue deferral, was not significant.

As a percentage of total net revenues, revenues derived from outside the health and life sciences segment were 34.0% in 2003, as compared to 31.5% in 2002 and 24.3% in 2001. Meanwhile, 2003 revenues in the health and life sciences segment were $11.5 million less than in 2002. The reduction in health and life sciences segment revenues is due primarily to a reduced pipeline of sales opportunities in this segment. We believe this decrease resulted from the ongoing reluctance of our target customers to make information technology expenditures during the recent economic downturn, which has lengthened sales cycles and reduced the number and quality of sales opportunities available to us. As economic conditions improve and manufacturers begin to increase spending on information technology, which currently appears to be the general but uncertain trend, we anticipate corresponding improvement in demand for our products. We also believe that the proposed Neoforma transaction, which was announced in July 2003 and terminated in December 2003, had a negative impact on new product sales into the health and life sciences market for most of the second half of the year, due to perceived uncertainty about the future of these products and their support. Finally, in 2003 our new products in the I-many ContractSphere® Enterprise Contract Management Product Suite remained in development or in early-stage releases, which limited our ability to derive revenues from them and hindered our ability to reduce our reliance on our older products.

As a percentage of total net revenues, product revenues decreased to 36.3% for the year ended December 31, 2003 from 56.3% for the year ended December 31, 2002. This decrease in product revenues as a percentage of total net revenues is principally attributable to the reduction in health and life science revenues discussed above. The $1.2 million increase in service revenues in 2003 was due to a $1.4 million increase in maintenance and support revenue, which was attributable to a net increase in the

Company’s fee-paying installed customer base, partially offset by a $230,000 reduction in professional services revenues.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services and, to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $1.4 million, or 9.9%, to $15.9 million for the year ended December 31, 2003 from $14.4 million for the year ended December 31, 2002. This increase is primarily due to a $1.9 million increase in subcontractor consulting costs, partially offset by a $573,000 reduction in travel expenses as compared to 2002. Approximately $1.0 million of the increase in subcontractor costs was related to our decisions to outsource support and hosting activities related to certain of the Company’s products. Much of the balance of the subcontractor cost increase represents the non-recurring impact of delayed hiring decisions within the professional services organization that were a consequence of Neoforma’s planned acquisition of our health and life sciences business segment.

As a percentage of total net revenues, cost of revenues increased to 40.2% for the year ended December 31, 2003 from 26.3% for the year ended December 31, 2002. This increase in cost of revenues as a percentage of total net revenues is attributable to the decrease in product revenues and corresponding increase in service revenues as percentages of total revenues, and to the increase in subcontractor costs discussed above. Service revenues have typically generated lower margins than product revenues, and we believe that trend will continue in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. During 2003, sales and marketing expenses also includes a non-cash charge of $795,000 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the non-cash warrant charge, sales and marketing expense decreased by $6.0 million, or 28.1%, to $15.3 million in the year ended December 31, 2003 from $21.3 million in the year ended December 31, 2002. Significant reductions in sales and marketing headcount – 36 employees at December 31, 2003 versus 101 at December 31, 2002 – combined with a more than 50 percent decrease in commissionable product revenues – were the principal reasons for a $5.2 million decrease in salaries and commission expenses and a $730,000 decrease in travel expenses. As a percentage of total net revenues, sales and marketing expense (excluding the non-cash warrant charge) remained nearly unchanged at 38.8% in 2003 versus 38.9% in 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $474,000, or 2.8%, to $16.7 million for the year ended December 31, 2003 from $17.2 million for the year ended December 31, 2002. Significant reductions in salaries and related costs, attributable to a reduction in development headcount from 126 at December 31, 2002 to 72 at December 31, 2003, were largely offset by a $1.5 million increase in external consulting costs resulting from a planned increase in the outsourcing of development work to an offshore entity. As a percentage of total net revenues, research and development expense increased significantly to 42.5% for the year ended December 31, 2003, from 31.4% for the year ended December 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses decreased by $992,000, or 14.4%, to $5.9 million for the year ended December 31, 2003 from $6.9 million for the year ended December 31, 2002. This decrease is principally attributable to reductions in salaries, benefits and related costs, resulting from a decrease in administrative headcount from 28 at December 31, 2002 to 14 at December 31, 2003, and an $801,000 reduction in the provision for doubtful accounts relative to 2002. As a percentage of total net revenues, general and administrative expenses increased to 14.9% for the year ended December 31, 2003 from 12.6% for the year ended December 31, 2002.

DEPRECIATION. Depreciation expense decreased by $515,000, or 21.8%, to $1.8 million in the year ended December 31, 2003 from $2.4 million in the year ended December 31, 2002. The decrease is attributable to computer and related equipment acquired in 1999 and 2000 becoming fully depreciated in 2002 and 2003. Since the average annual computer equipment additions during the 1999 and 2000 timeframe (approximately $1.5 million each year) were significantly higher than the rate of computer equipment additions in 2002 ($933,000) and 2003 ($650,000), this decrease in depreciation expense is expected to continue into 2004.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $2.0 million in the year ended December 31, 2003, which represents a decrease of $3.1 million, or 60.6%, from the amortization of $5.0 million in 2002. This decrease is attributable to the discontinued amortization of acquired intangibles (i) for Intersoft International, Inc. (“Intersoft”), Provato, Inc. (“Provato”) and Ozro, Inc. (“Ozro”), pursuant to the full impairment write-offs of these assets in December 2002, and (ii) for Chi-Cor Information Management, Inc. (“ChiCor”) and BCL Vision Ltd. (“BCL”), pursuant to full impairment write-offs in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Menerva Technologies, Inc. (“Menerva”) in March 2002, we allocated $1.0 million of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Menerva had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 60% complete. The Company invested an additional $350,000 in the project following acquisition. The project’s development, which progressed in all material respects consistently with the assumptions that the Company had used for estimating its fair value, was subsequently completed in May 2002.

IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. In the quarter ended June 30, 2003, we determined that an interim test for impairment to the Company’s goodwill and other acquired intangible assets was necessary pursuant to the July 2003 announcement of the proposed sale of our health and life sciences business to Neoforma. In conjunction with the proposed sale to Neoforma, we made plans to reduce our workforce and focus our near-term development efforts primarily on our product offerings in the I-many ContractSphere® Enterprise Contract Management Product Suite. The consequent de-emphasis on the technologies originally acquired in the acquisitions of ChiCor and BCL and the corresponding reduction in projected sales of the related products had resulted in the determination that future cash flows were not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of our assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with our acquisitions of Chi-Cor and BCL. These impairment charges were recorded in the other industries reportable segment and included impairment of goodwill totaling $14.8 million and of other acquired intangible assets totaling $2.0 million. In the quarter ended December 31, 2002, we recorded impairment charges of $10.9 million, $1.3 million and

$1.1 million, associated with our acquisitions of Provato and Intersoft and our November 2001 technology purchase from Ozro, respectively.

TERMINATED DEAL TRANSACTION COSTS. In connection with the proposed sale of our health and life sciences business to Neoforma, we incurred $1.1 million in deal-related transaction costs. Included in this amount were legal fees of $543,000, investment banking charges of $255,000 relating to the terminated Neoforma transaction, accountant fees and expenses of $160,000 and other charges of $163,000.

RESTRUCTURING AND OTHER CHARGES. In connection with the closures of our Chicago and India offices, the planned reduction of our leased space in London and the significant reduction in our Portland, Maine operations, as part of our efforts to reduce operating expenses and consolidate operations, we wrote off $1.9 million in future lease obligations and recognized $160,000 in equipment impairment charges during the year ended December 31, 2003. Also, we incurred severance costs of $555,000 for employees whose employment was terminated during 2003 as part of this downsizing effort. In addition, we recorded a $207,000 charge representing the write-down in value of various property and equipment assets during the quarter ended March 31, 2003 unrelated to the restructuring of operations. In 2002, we recorded a $780,000 charge which represented a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company.

OTHER INCOME, NET

Other income, net, decreased by $18,000, or 7.2%, from $251,000 in the year ended December 31, 2002, to $233,000 in the year ended December 31, 2003. This decrease is attributable to a decrease in interest income, which resulted from lower average cash balances and reduced interest rates during 2003.

INCOME TAXES

We incurred operating losses for all quarters in 2002 and 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded for the years ended December 31, 2002 and 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET REVENUES

Net revenues decreased by $3.0 million, or 5.2%, to $54.7 million for the year ended December 31, 2002 from $57.8 million for the year ended December 31, 2001. Product revenues increased by $800,000, or 2.7%, to $30.8 million for the year ended December 31, 2002 as compared to $30.0 million in the same period last year. This increase resulted primarily from the introduction and sales of new products derived from technology and companies acquired during 2002 and licensed largely to existing customers. Also, the average size of new license agreements (minimum value of $50,000) increased 17% while the number of license contracts sold decreased from 102 in 2001 to 97 during the year ended December 31, 2002. An aggregate of 46% of our product revenues in 2002 came from existing customers, for the purchase of additional modules, new user licenses, and license renewals.

As a percentage of total revenue, net revenues derived from outside the life sciences segment increased significantly to 31.5% in 2002, as compared to 24.3% in 2001. The shift reflects an increased emphasis in selling outside of the life sciences vertical as well as greater acceptance of the Company’s solutions in other vertical markets, particularly in foodservice.

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

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses included a one-time, non-cash charge of $800,000 in the quarter ended June 30, 2001 related to the value associated with the granting of a common stock warrant to Accenture LLP. Excluding the Accenture warrant charge, sales and marketing expense increased by $1.1 million, or 5.6%, to $21.3 million in the year ended December 31, 2002 from $20.2 million in the year ended December 31, 2001. This increase in sales and marketing expense is primarily the result of a $2.4 million increase in sales force salary, commission and fringe benefit costs, partially offset by a $1.2 million reduction in spending for advertising, marketing and promotional activities. As a percentage of total net revenues, sales and marketing expense, excluding the non-cash warrant charge, increased to 38.9% for the year ended December 31, 2002 from 34.9% for the year ended December 31, 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $2.4 million, or 16.0%, to $17.2 million for the year ended December 31, 2002 from $14.8 million for the year ended December 31, 2001. This increase in research and development expenses is principally attributable to higher salary and fringe benefit costs, most of which is the direct result of engineers hired pursuant to our recent acquisitions of NetReturn LLC and Menerva and, to a lesser extent, our establishment of an Advanced Technology Center in our Redwood City, California office. As a percentage of total net revenues, research and development expense increased to 31.4% for the year ended December 31, 2002, from 25.7% for the year ended December 31, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $1.5 million, or 17.5%, to $6.9 million for the year ended December 31, 2002 from $8.3 million for the year ended December 31, 2001. This decrease is principally attributable to reductions in salary and benefit costs, of which $668,000 represents the year-to-year reduction in non-cash stock compensation to our chief executive officer. Also, decreases in legal fees and travel expenses were offset by higher insurance costs and additions to the provision for doubtful accounts. As a percentage of total net revenues, general and administrative expenses decreased to 12.6% for the year ended December 31, 2002, from 14.4% for the year ended December 31, 2001.

DEPRECIATION. From March 2000 to June 2001, depreciation included amortization of capitalized internal-use software development costs related to the Company’s Internet portal. Excluding amortization related to the Internet portal, the value of which was written off during the third quarter of

2001, depreciation expense increased by $48,000, or 2.1%, from $2.3 million in the year ended December 31, 2001 to $2.4 million in the year ended December 31, 2002. This increase is a result of additions of computer hardware and software related to infrastructure expenditures.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. The Company did not record any amortization of goodwill during the year ended December 31, 2002 as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Amortization expense totaling $5.0 million in the year ended December 31, 2002 represents the amortization of acquired intangible assets with determinable useful lives. Excluding the effect of the amortization of goodwill that was recognized during 2001, amortization expense increased by $2.6 million, or 111.1%, from $2.4 million in the year ended December 31, 2001. This increase in amortization of other purchased intangible assets is attributable to the consummation of additional acquisitions during the third quarter of 2001 and first quarter of 2002. Amortization of goodwill for the year ended December 31, 2001 amounted to $4.4 million.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisitions of Menerva in March 2002, Provato, Inc. in August 2001 and BCL in April 2001, we allocated $1.0 million, $2.7 million and $1.0 million, respectively, of the purchase price to in-process research and development, all of which was immediately expensed as these projects had not reached technological feasibility and had no alternative future use. These allocations were based on independent appraisals conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed in the respective acquisitions.

IMPAIRMENT OF INTANGIBLES. In the quarter ended December 31, 2002, we recorded impairment charges of $10.9 million, $1.3 million and $1.1 million, associated with our acquisitions of Provato and Intersoft and our November 2001 technology purchase from Ozro, respectively. In the cases of Provato and Ozro, the values of goodwill and other intangibles were fully written off based upon the Company’s determination that it was no longer likely to use the technologies it acquired, based on a detailed review of the technology performed by our Advanced Technology Group. With respect to Intersoft, we determined during our 2003 budgeting process that the Intersoft operation was not likely to generate positive cashflows in the foreseeable future. Accordingly, the full remaining value of Intersoft’s goodwill and other purchased intangibles was written off. In the quarter ended December 31, 2001, we recorded an impairment charge of $895,000 in connection with a partial write-down of the carrying value of goodwill related to the Intersoft acquisition.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2002, we recorded a $780,000 charge, which represented a write-off of the net carrying value of our investment in Tibersoft Corporation, a privately-held technology company (“Tibersoft”). In the year ended December 31, 2001, we recorded a total of $3.9 million of charges in connection with a restructuring of the Company’s operations and the abandonment of our proprietary Internet portal. Included in the $3.9 million charge was the $2.4 million net carrying value of the Internet portal, $908,000 in severance pay, and $553,000 in facility lease costs.

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

INCOME TAXES

We incurred operating losses for all quarters in 2001 and 2002 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the years ended December 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25 million in gross proceeds. Of this amount, $17 million was held in an escrow account pending conversion of the preferred stock into common stock. At our election, the $17 million in preferred stock was redeemed on July 2, 2002.

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At December 31, 2003, $807,000 of the remaining aggregate proceeds are restricted, of which $674,000 is classified as current restricted cash and $133,000 is classified as non-current restricted cash in the consolidated balance sheet. Also, in connection with the financing of our annual directors and officers insurance obligation, we deposited $655,000 in a restricted bank account during the quarter ended September 30, 2003, of which $197,000 of the deposit remained at December 31, 2003 and is classified as current restricted cash at December 31, 2003. The remaining non-current restricted cash balance of $244,000 at December 31, 2003 represents cash held on deposit as security on a long-term lease obligation.

At December 31, 2003, we had net working capital of $20.3 million, including cash and cash equivalents of $21.9 million and short-term investments of $2.0 million. Also on December 31, 2003, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the year ended December 31, 2003 was $11.3 million, as compared to net cash used in operating activities of $4.9 million in the year ended December 31, 2002. For the year ended December 31, 2003, net cash used in operating activities consisted of the net loss of $39.5 million, as offset by the following non-cash items which total $25.8 million: depreciation and amortization of $3.8 million, impairment of goodwill and acquired intangible assets of $16.8 million, restructuring and other charges of $2.8 million, and noncash warrant, option and stock charges of $2.4 million. Offsetting this adjusted net loss is a $2.3 million decrease in accounts receivable (net of provision for doubtful accounts of $169,000) and a $3.4 million increase in deferred revenue, partially offset by a $4.0 million decrease in accrued expenses. The reduction in accounts receivable was largely attributable to improved collection efforts and a decrease in license revenue; the increase in deferred revenue resulted primarily from the deferral of a $3.7 million license arrangement during the quarter ended September 30, 2003, that will be recognized as revenue in future periods; and the decrease in accrued expenses consisted primarily of 2003 payments of (i) 2002 year end bonuses, commissions and other accrued salaries, (ii) the $1.0 acquisition-related earnout to NetReturn, LLC shareholders, and (iii) $1.4 million in lease and severance payments related to downsized facilities and employee severances. For the year ended December 31, 2002, net cash used in operating activities consisted of the net loss of $27.3 million offset by non-cash items: depreciation and amortization of $7.4 million, in-process research and development of $1.0 million, impairment of intangibles of $13.3 million, restructuring and other charges of $780,000 and non-cash compensation of $142,000. Other uses of cash included an aggregate $1.9 million decrease in accounts payable and accrued expenses, offset by a $1.1 million increase in deferred revenue and a $970,000 provision for bad debts.

Net cash used in investing activities was $2.2 million for the year ended December 31, 2003 and $4.3 million for the year ended December 31, 2002. Net cash used in investing activities for the year ended December 31, 2003 included a $2.0 million purchase of short-term investments.

Net cash used in investing activities for the year ended December 31, 2002 consisted of $3.4 million related to the acquisitions of NetReturn and Menerva and a $1.1 million increase in restricted cash, partially offset by a $450,000 realization of a long-term receivable.

Net cash used in financing activities was $581,000 in the year ended December 31, 2003, mostly comprised of payments on existing capital leases. Net cash provided by financing activities was $9.1 million for the year ended December 31, 2002, primarily from net proceeds of $7.4 million from a private placement sale of common stock and additionally from $1.7 million of stock option exercises.

We currently anticipate that our cash and cash equivalents of $21.9 million and short-term investments of $2.0 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS - As of December 31, 2003

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	869	734	135	—	—
Operating Lease Obligations	11,454	2,305	3,228	3,067	2,854
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$12,323	$3,039	$3,363	$3,067	$2,854

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

WE WILL NEED TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to continue efforts to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. We will need to target both existing as well as new markets in order to grow our revenues and reach profitability. Revenues from our non-healthcare customers have comprised 24.3%, 31.5% and 34.0%, respectively, of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We may not be successful in generating the revenue we expect from these markets. Although we have had some success in selling to markets outside of healthcare (e.g., foodservice), we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct.

OUR AUDITORS HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS

The Company’s independent auditors have identified, in connection with their audit of our 2003 consolidated financial statements, material weaknesses with respect to the Company’s internal controls and have communicated to our Audit Committee their recommendations relating to a need for improvement in the Company’s internal controls with respect to contracting practices and accounting for revenue recognition. Although we are putting new policies and procedures into place to improve our internal controls, there can be no assurance that the Company will be successful in these efforts in the near term.

THE BID PRICE OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET HAS BEEN BELOW $1.00 PER SHARE, AND IF THE BID PRICE AGAIN FALLS BELOW $1.00 PER SHARE FOR AN EXTENDED PERIOD, OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL NECESSARY CAPITAL

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $21.2 million in the year ended December 31, 2001, $27.3 million in the year ended December 31, 2002 and $39.5 million in the year ended December 31, 2003, and we had an accumulated deficit at December 31, 2003 of $117.8 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

ECONOMIC CONDITIONS MAY CONTINUE TO WEAKEN OUR SALES

The recent downturn and uncertainty in general economic and market conditions have negatively affected and may continue to negatively affect demand for our products and services. If the economic downturn continues or worsens, our business, financial condition and results of operations could be harmed. In addition, current world economic and political conditions have reduced the willingness of our customers and prospective customers to commit funds to purchase our products and services. The resulting loss or delay in our sales has had and could continue to have a material adverse effect on our business, financial condition and results of operations.

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

We will continue to operate out of our corporate headquarters in Edison, New Jersey, our primary engineering office in Redwood City, California and in reduced facilities in Portland, Maine and London, England. The geographic distance between our offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Also, we expect that a significant number of our sales and professional services employees will continue to work remotely out of home offices, which will potentially add to this strain.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

We intend in the future to continue our product research and development efforts at levels similar to current expenditures and to consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable acquisition candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

In the past, we have acquired ChiCor, Intersoft, BCL (now I-many International Limited), Provato, NetReturn, LLC and Menerva, each of which is or was located in cities very distant from our headquarters in Edison, New Jersey. We may make additional acquisitions. Any company that we acquire is likely to be distant from our headquarters in Edison, New Jersey and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We have assimilated the employees, technologies and products of the companies that we have acquired and will need to do the same with any new companies we may acquire, and that effort has been, and will likely continue to be difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be impaired or lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. The carrying values of acquired intangible assets and goodwill are reviewed for impairment on a periodic basis. In the years ended December 31, 2002 and 2003, we recorded impairment charges of $13.3 million and $16.8 million, respectively, in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

OUR FIXED COSTS HAVE LED, AND WILL CONTINUE TO LEAD, TO FLUCTUATIONS IN OPERATING RESULTS WHICH HAVE RESULTED, AND COULD IN THE FUTURE RESULT, IN A DECLINE OF OUR STOCK PRICE

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

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. Our competitors could develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. We may not be able to compete successfully, and competitive pressures may require us to make concessions that will adversely affect our revenues and our margins, or reduce the demand for our products and services.

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

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure to changes in interest rates. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in 2001, 2002 or 2003.

As of December 31, 2003, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as short-term investments. All of the Company’s short-term investments are classified as held-to-maturity and have been recorded at amortized cost. At December 31, 2003, the Company had $2.0 million of held-to-maturity investments that consisted of a US Government agency security and a corporate bond. Under current investment guidelines, maturities on short-term investments are restricted to one year or less.

The Company operates in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2003. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this report.

	THREE MONTHS ENDED
	MARCH 31, 2002	JUNE 30, 2002	SEPT. 30, 2002	DEC. 31, 2002		MARCH 31, 2003	JUNE 30, 2003		SEPT. 30, 2003	DEC. 31, 2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$15,015	$14,553	$13,496	$11,682		$11,099	$10,238		$7,283	$10,792
Gross profit	11,468	10,442	10,006	8,405		7,394	6,297		3,172	6,689
Net loss	(1,810)	(2,935)	(4,169)	(18,379	)(a)	(6,318)	(22,091	)(a)	(6,626)	(4,456)
Net loss per share – basic and diluted	(0.05)	(0.07)	(0.10)	(0.46)		(0.16)	(0.55)		(0.16)	(0.11)

(a)	Amounts include impairment charges totaling $13.3 million and $16.8 million for the quarters ended December 31, 2002 and June 30, 2003, respectively.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of I-many, Inc.:

We have audited the accompanying consolidated balance sheets of I-many, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 2001, before the inclusion of the disclosures and the reclassifications discussed in Notes 1 and 8 to the financial statements, were audited by other auditors who had ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 24, 2002 (except for the matters discussed in Note 13, as to which the dates were February 20, 2002 and March 12, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of I-many, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who had ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate.

As further described in Note 1, the financial statements of the Company for the year ended December 31, 2001 have been reclassified to give effect to Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which was adopted by the Company on January 1, 2002. We audited the reclassification described in Note 1 that was applied to conform the 2001 financial statements to the comparative presentation required by EITF Issue No. 01-14. Our audit procedures with respect to the 2001 disclosures in Note 1 included (i) comparing the amounts shown as service revenues and cost of revenues in the Company’s consolidated statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the service revenues and cost of revenues obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied.

As described in Note 8, the Company realigned its segments for financial reporting purposes in 2003. As a result, the Company has reclassified its previously reported segments to conform to the realignment. Our audit procedures with respect to the 2001 segment disclosures in Note 8 included (1) comparing the reclassified segment amounts to the Company’s underlying accounting analysis obtained from management, and (2) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications to the 2001 financial statements have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to the audit procedures described in each of the two preceding paragraphs and our procedures with respect to the reclassifications described in this paragraph and, accordingly, we do not express any opinion or any form of assurance on the 2001 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2004

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

NOTE:

This report is a copy of the report previously issued by Arthur Andersen LLP as of and for the periods indicated above. Arthur Andersen LLP has not reissued this report and had ceased operations. The consolidated balance sheets as of December 31, 2000 and 2001 and the consolidated statements of operations, redeemable preferred stock and stockholders’ equity and cash flows for the years ended December 31, 1999 and 2000 referred to in the above report are not included in these consolidated financial statements.

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$35,979	$21,864
Restricted cash	772	871
Short-term investments	—	2,019
Accounts receivable, net of allowances of $1,391 and $588 in 2002 and 2003, respectively	12,557	10,057
Prepaid expenses and other current assets	1,052	819

Total current assets	50,360	35,630
Property and equipment, net	3,438	1,879
Restricted cash	348	377
Other assets	292	330
Acquired intangible assets, net	6,828	2,822
Goodwill	23,298	8,531

Total assets	$84,564	$49,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,413	$1,483
Accrued expenses	8,502	5,989
Current portion of deferred revenue	7,550	7,180
Current portion of capital lease obligations	433	709

Total current liabilities	17,898	15,361
Deferred revenue, net of current portion	—	3,816
Capital lease obligations, net of current portion	375	128
Other long-term liabilities	75	1,109

Total liabilities	18,348	20,414

Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $.01 par value Designated – 1,700 shares Issued and outstanding – none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized – 5,000,000 shares; designated – 1,700 shares
Issued and outstanding – none	—	—
Common stock, $.0001 par value
Authorized – 100,000,000 shares
Issued and outstanding – 40,277,045 and 40,550,590 shares in 2002 and 2003, respectively	4	4
Additional paid-in capital	144,421	150,613
Deferred stock-based compensation	(47)	(3,680)
Stock subscription payable	142	—
Accumulated other comprehensive income	30	43
Accumulated deficit	(78,334)	(117,825)

Total stockholders’ equity	66,216	29,155

Total liabilities and stockholders’ equity	$84,564	$49,569

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2001	2002	2003
Net Revenues:
Product	$30,011	$30,811	$14,287
Service	27,756	23,935	25,125

Total net revenues	57,767	54,746	39,412
Cost of revenues	17,059	14,425	15,860

Gross profit	40,708	40,321	23,552

Operating expenses:
Sales and marketing	20,952	21,275	16,087
Research and development	14,837	17,217	16,743
General and administrative	8,340	6,884	5,892
Depreciation	3,981	2,361	1,846
Amortization of goodwill and acquired intangible assets	6,800	5,043	1,988
In-process research and development	3,700	1,000	—
Impairment of acquired intangible assets	—	5,996	2,019
Impairment of goodwill	895	7,309	14,767
Terminated deal transaction costs	—	—	1,121
Restructuring and other charges	3,858	780	2,813

Total operating expenses	63,363	67,865	63,276

Loss from operations	(22,655)	(27,544)	(39,724)
Other income, net	1,448	251	233

Net loss	$(21,207)	$(27,293)	$(39,491)

Basic and diluted net loss per common share	$(0.60)	$(0.69)	$(0.98)

Weighted average shares outstanding	35,056	39,751	40,445

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Stock Subscription Payable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Redemption Value	Shares	$.0001 Par Value
Balance, January 1, 2001	—	$—	32,940,767	$3	$98,746	$(154)	$—	$—	$(29,834)	$68,761
Exercise of stock options	—	—	1,206,992	—	3,077	—	—	—	—	3,077
Issuance of common stock pursuant to acquisitions	—	—	2,888,882	1	21,371	—	358	—	—	21,730
Issuance of common stock pursuant to asset acquisition	—	—	137,363	—	1,010	—	—	—	—	1,010
Amortization of deferred stock-based compensation	—	—	—	—	—	60	—	—	—	60
Value of stock-based compensation	—	—	—	—	24	—	810	—	—	834
Value of warrants issued for services	—	—	—	—	800	—	—	—	—	800
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	21,886	—	196	—	—	—	—	196
Exercise of warrants to purchase common stock	—	—	5,098	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(21,207)	(21,207)

Balance, December 31, 2001	—	—	37,200,988	4	125,224	(94)	1,168	(5)	(51,041)	75,256
Exercise of stock options	—	—	483,868	—	1,652	—	—	—	—	1,652
Issuance of common stock pursuant to NetReturn and Menerva acquisitions	—	—	1,411,208	—	8,712	—	—	—	—	8,712
Issuance of additional common stock pursuant to ChiCor, Intersoft and BCL acquisitions	—	—	32,188	—	452	—	(358)	—	—	94
Private placement sale of common stock, net of issuance costs of $589	—	—	1,100,413	—	7,410	—	—	—	—	7,410
Issuance of redeemable convertible preferred stock	1,700	17,000	—	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	(1,700)	(17,000)	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	47	—	—	—	47
Value of stock-based compensation	—	—	100,000	—	810	—	(668)	—	—	142
Rescission of stock grant	—	—	(100,000)	—	—	—	—	—	—	—
Value of warrant issued for services	—	—	—	—	20	—	—	—	—	20
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	48,380	—	141	—	—	—	—	141
Foreign currency translation adjustment	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	(27,293)	(27,293)

Balance, December 31, 2002	—	—	40,277,045	4	144,421	(47)	142	30	(78,334)	66,216
Exercise of stock options	—	—	43,168	—	36	—	—	—	—	36
Issuance of common stock pursuant to software licensing agreement	—	—	88,339	—	75	—	—	—	—	75
Issuance of restricted common stock to directors	—	—	16,215	—	16	(16)	—	—	—	—
Issuance of non-qualified stock options	—	—	—	—	5,300	(5,300)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,505	—	—	—	1,505
Reduction in deferred stock-based compensation resulting from attrition	—	—	—	—	(178)	178	—	—	—	—
Value of stock-based compensation	—	—	100,000	—	142	—	(142)	—	—	—
Redemption of common stock	—	—	(88,339)	—	(106)	—	—	—	—	(106)
Value of warrant issued for services	—	—	—	—	795	—	—	—	—	795
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	114,162	—	112	—	—	—	—	112
Foreign currency translation adjustment	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	(39,491)	(39,491)

Balance, December 31, 2003	—	$—	40,550,590	$4	$150,613	$(3,680)	$—	$43	$(117,825)	$29,155

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net loss	$(21,207)	$(27,293)	$(39,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,706	7,404	3,834
In-process research and development	3,700	1,000	—
Provision for restructuring and other charges	2,385	780	2,813
Impairment of acquired intangible assets	—	5,996	2,019
Impairment of goodwill	895	7,309	14,767
Amortization of deferred stock-based compensation	60	47	1,505
Provision for doubtful accounts	—	970	169
Noncash marketing expense related to issuance of warrant	800	20	795
Noncash cost of revenue related to issuance of stock	—	—	75
Stock compensation expense	834	142	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	(383)	186
Accounts receivable	2,076	(80)	2,331
Prepaid expense and other current assets	(56)	(337)	233
Accounts payable	(1,554)	(794)	70
Accrued expenses	870	(1,086)	(3,973)
Deferred revenue	(2,670)	1,091	3,446
Deferred rent	115	(40)	57

Net cash used in operating activities	(3,046)	(5,254)	(11,164)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,822)	(196)	—
Purchase of technology	(758)	(7)	—
Additional cash paid to acquire Chi-Cor Information Management, Inc.	(2,690)	—	—
Cash paid to acquire Vintage, Inc.	(731)	—	—
Cash paid to acquire Intersoft International, Inc.	(591)	—	—
Cash paid to acquire BCL Vision Ltd.	(4,539)	—	—
Cash paid to acquire Provato, Inc.	(3,382)	—	—
Cash paid to acquire NetReturn, LLC	—	(634)	—
Cash paid to acquire Menerva Technologies, Inc.	—	(2,755)	—
Purchases of short-term investments	—	—	(2,019)
(Increase) decrease in other assets	(261)	461	(38)

Net cash used in investing activities	(14,774)	(3,131)	(2,057)

Cash Flows from Financing Activities:
Net proceeds from private placement sale of common stock	—	7,410	—
Payments on capital lease obligations	(77)	(117)	(622)
Increase in restricted cash	—	(737)	(314)
Redemption of common stock	—	—	(106)
Proceeds from exercise of stock options	3,077	1,652	36
Proceeds from Employee Stock Purchase Plan	196	141	112

Net cash provided by (used in) financing activities	3,196	8,349	(894)

Net decrease in cash and cash equivalents	(14,624)	(36)	(14,115)
Cash and cash equivalents, beginning of year	50,639	36,015	35,979

Cash and cash equivalents, end of year	$36,015	$35,979	$21,864

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43	$34	$74

Supplemental Disclosure of Noncash Activities:
Issuance of common stock pursuant to cashless exercise of warrants	$100	$—	$—

Issuance of warrants to purchase common stock	$800	$20	$795

Non-cash issuance of stock	$—	$810	$217

Property and equipment acquired under capital leases	$—	$737	$650

Issuance of redeemable convertible preferred stock	$—	$17,000	$—

Redemption of redeemable convertible preferred stock	$—	$17,000	$—

Adjustments to acquisitions’ purchase price allocation	$—	$1,847	$—

Increase in deferred stock-based compensation, net of forfeitures	$—	$—	$5,122

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

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued expenses.

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

Effective in January 2002, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company accounts for reimbursements of out-of-pocket expenses related to its professional services business as revenue. During 2001, the reimbursements had been reflected as a reduction of cost of revenues in the Company’s financial statements. For comparative purposes, the Company has reclassified out-of-pocket reimbursement amounts as revenue in its 2001 financial statements, as follows:

(Amounts in thousands)	Year ended December 31, 2001
Service revenues as previously reported	$26,060
Out-of-pocket reimbursable expenses	1,696

Service revenues as reclassified	$27,756

Cost of revenues as previously reported	$15,363
Out-of-pocket reimbursable expenses	1,696

Cost of revenues as reclassified	$17,059

(d) Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, the Company has not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of December 31, 2003.

(e) Goodwill

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

In the year ended December 31, 2002, the Company recorded a $7.3 million impairment charge representing a full write-down of the carrying value of goodwill related to its acquisitions of Intersoft International, Inc. and Provato, Inc. (See Note 10). In the year ended December 31, 2003, the Company recorded a $14.8 million impairment charge representing a full write-down of the carrying value of goodwill related to its acquisitions of Chi-Cor Information Management, Inc. and BCL Vision, Ltd. (See Note 10).

As of December 31, 2003, the net carrying value of the Company’s goodwill totaled $8.5 million. No amortization expense was recorded for the years ended December 31, 2002 and 2003. Amortization of goodwill for the year ended December 31, 2001 amounted to $4.4 million. The following information summarizes the effect of excluding goodwill amortization expense for the year ended December 31, 2001. This information is presented in thousands of dollars, except per share data:

Net loss as reported	($21,207)
Add back goodwill amortization	4,411

Adjusted net loss	($16,796)

Adjusted net loss per share	($0.48)

(f) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and primarily consist of money market funds and overnight investments that are readily convertible to cash. Restricted cash comprises amounts held in deposits that are required as collateral under various capital lease financing arrangements, the lease of office space in the Company’s London office, and a deferred payment plan for Directors and Officers insurance.

(g) Short-term Investments

Investments in marketable debt securities with maturities greater than ninety days and less than one year are classified as short-term investments. Purchases and sales of marketable debt securities are recorded on a trade-date basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of marketable debt securities are determined on a specific identification basis. There were no realized gains or losses during 2003. As of December 31, 2003, all of the Company’s short-term investments are classified as held-to-maturity and have been recorded at amortized cost. A decline in the market value of a held-to-maturity security below amortized cost that is considered to be other than temporary would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There have been no impairments of held-to-maturity securities during 2003. At December 31, 2003, the Company had $2.0 million of held-to-maturity investments that consisted of a US Government agency security and a corporate bond and the remaining maturities of these securities ranged from six months to 12 months. At December 31, 2002, the Company had no investments in marketable securities.

(h) Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are indicated in the table below. Repair and maintenance costs are expensed as incurred.

Description	Estimated Useful Lives
Computer software	3 years
Computer hardware	3 years
Furniture and equipment	5-7 years
Leasehold improvements	5 years	*
Developed technology	4 years

*	Leasehold improvements are amortized over the asset’s estimated useful life or lease term, whichever is less.

(i) Long-Lived Assets

Long-lived assets are reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test consists of comparing the asset’s carrying amount to the related undiscounted future cash flows. If the fair value is less than the carrying amount, an impairment loss is recognized in an amount equal to that difference. As a result of its reviews, the Company recorded asset impairment charges related to acquired intangible assets of $6.0 million and $2.0 million for the years ended December 31, 2002 and 2003, respectively. Also, the Company wrote off the $780,000 net carrying value of its investment in Tibersoft Corporation during 2002, which is reported as restructuring and other charges in the consolidated statements of operations. For the year ended December 31, 2001, the Company recorded an asset impairment charge related to an Internet website and other charges of $3.3 million, which is reported as restructuring and other charges in the consolidated statements of operations. (See Notes 10 and 11.)

(j) Research and Development Costs

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

(k) Computer Software Developed or Obtained for Internal Use

Costs incurred for internal-use software during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset.

The Company incurred significant expenditures related to the design and development of an Internet website that were capitalized in February 2000 and were being amortized, upon launch of the website, over its estimated useful life of two years. During 2001, the Company wrote off the remaining unamortized capitalized website development costs of $2.4 million as part of the restructuring and other charges (see Note 11).

(l) Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company believes the concentration of credit risk with respect to cash equivalents is limited because the Company places its investments in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company generally requires no collateral. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for doubtful accounts and estimated losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

None of the Company’s customers had accounts receivable balances, including unbilled receivables, which individually represented 10% or more of the Company’s total accounts receivable as of December 31, 2002 or 2003.

The Company had one customer whose revenues represented a significant percentage of total net revenues, as follows:

	December 31,
	2001	2002	2003
Customer A	12%	*	*

*	Less than 10% of the Company’s total.

(m) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including its cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued expenses and capital lease obligations approximate their fair value due to the relatively short-term nature of these instruments.

(n) Net Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of basic weighted average shares outstanding excludes unvested restricted common stock that is subject to repurchase by the Company. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock, as their effect is antidilutive. Potential common stock includes (i) incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants calculated using the treasury stock method; (ii) shares of common stock issuable upon the exchange or conversion of preferred stock and convertible debt calculated using the as-if-converted method; and (iii) unvested restricted common stock subject to repurchase by the Company.

Since the Company has incurred a net loss in all years presented, the calculation of diluted net loss per share excludes the following potential shares of common stock as their effect on net loss per share is anti-dilutive:

	Year Ended December 31,
	2001	2002	2003
Stock options	2,795,786	1,579,258	831,714
Stock warrants	11,527	3,350	—

	2,807,313	1,582,608	831,714

(o) Exit and Disposal Activities

During 2003, the Company closed its Chicago and India offices and downsized its operations in Portland, Maine and London as part of its efforts to reduce operating expenses and consolidate its operations. Total costs incurred in 2003 related to these exit and disposal activities amounted to $2.8 million (see Note 11).

(p) Comprehensive Income (Loss)

The Company’s comprehensive net loss is comprised of currency translation gains of $35,000 and $13,000 during 2002 and 2003, respectively, and a $5,000 loss in 2001 in addition to the reported net losses.

(p) Income Taxes

Deferred tax assets or liabilities are recorded for differences in the basis of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(q) Stock Compensation Plans

At December 31, 2003, the Company had four stock-based employee compensation plans, which are described more fully in Note 5. The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which have a more accelerated vesting period as described below.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Year ended December 31,
(Amounts in thousands)	2001	2002	2003
Net loss, as reported	($21,207)	($27,293)	($39,491)
Add: Stock-based compensation recorded, net of taxes	894	189	1,505
Deduct: Pro forma stock-based compensation, net of taxes	(7,263)	(8,543)	(4,759)

Pro forma net loss	($27,576)	($35,647)	($42,745)

Basic and diluted loss per share:
As reported	($0.60)	($0.69)	($0.98)

Pro forma	($0.79)	($0.90)	($1.06)

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had an exercise price that was below market value at the time of the grant. These options, which were granted as a retention tool to employees expected to remain with I-many subsequent to the proposed sale of the health and life science business to Neoforma (see Note 12), will vest on March 31, 2004. The aggregate intrinsic value of these options totaling $1.5 million, net of forfeitures of $178,000, is being amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $868,000 was recognized in the year ended December 31, 2003 as compensation expense and $490,000 was recorded as deferred compensation in stockholders’ equity at December 31, 2003.

In December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vest 50% on February 9, 2004 and 50% on or about February 7, 2005. The aggregate intrinsic value of these options totaling $2.6 million is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $537,000 was recognized in the year ended December 31, 2003 as compensation expense and $2.1 million was recorded as deferred compensation in stockholders’ equity at December 31, 2003.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business and subsequently retained by the Company upon the cancellation of the Neoforma sale, will vest 50% on June 30, 2004 and 50% on December 31, 2004. The aggregate intrinsic value of these options totaling $1.2 million is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $41,000 was recognized in the year ended December 31, 2003 as compensation expense and $1.1 million was recorded as deferred compensation in stockholders’ equity at December 31, 2003.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the years ended December 31:

	2001	2002	2003
Risk-free interest rates	4.5%	3.5%	3.2%
Volatility	115%	100%	125%
Expected life	7 years	7 years	7 years
Weighted average fair value of options granted during the period	$4.30	$2.04	$0.91

In September 2003, the Company granted a total of 16,215 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 5, 2004, was approximately $16,000 at December 31, 2003. Of this amount, $12,000 was recorded in the year ended December 31, 2003 as compensation expense and $4,000 was recorded as deferred compensation in stockholders’ equity at December 31, 2003.

(r) Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements were reclassified to be consistent with the current year presentation.

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

In the year ended December 31, 2003, the Company wrote off the unamortized balances of goodwill and acquired intangible assets, $8.1 million and $1.1 million, respectively, related to the ChiCor acquisition (see Note 10).

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

In the quarter ended December 31, 2001, the Company wrote-down $895,000 of the carrying value of goodwill related to the Intersoft acquisition. In the quarter ended December 31, 2002, the Company wrote off the unamortized balances of goodwill and acquired intangible assets, $802,000 and $465,000, respectively (see Note 10).

BCL Vision Ltd.

On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (“BCL,” renamed I-many International Limited), a provider of collection and dispute management software and services based in London, England. The purchase price of $12.2 million consisted of cash of $4.0 million, 685,084 shares of Company common stock with a fair value of $6.8 million, assumed liabilities of $870,000 and transaction costs of $500,000. The Company has consolidated the operations of BCL beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.2 million to the tangible and intangible assets acquired. Based on this appraisal, $952,000 was allocated to tangible assets, $10.2 was allocated to goodwill and other intangible assets and $1.0 million was allocated to in-process research and development. The portion of the purchase price allocated to in-process research and development was determined based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition.

In 2003, the Company wrote off the unamortized balances of goodwill and other acquired intangibles, $6.7 million and $919,000, respectively, related to the BCL acquisition (see Note 10).

Provato, Inc.

On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. (“Provato”), a leading provider of contract management compliance solutions. The acquisition of Provato was intended to expand I-many’s trade relationship capabilities in additional industries and across the spectrum of contractually-based business interactions. The purchase price of $16.8 million consisted of 1,975,739 shares of the Company’s common stock valued at $11.2 million, a fully-vested warrant to purchase 4,546 shares of the Company’s stock valued at approximately $25,000, the assumption of approximately $2.1 million of liabilities, $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger, and transaction costs of $1.8 million, which included approximately $1.2 million of Provato’s merger-related costs. The Company has consolidated the operations of Provato beginning on the date of acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $16.8 million to the tangible and intangible assets acquired. Based on this appraisal, $870,000 was allocated to tangible assets, $13.2 million was allocated to goodwill and other intangible assets and $2.7 million was allocated to in-process research and development. The portion of the purchase price allocated to in-process research and development was determined based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

In the quarter ended December 31, 2002, the Company wrote off the unamortized balances of goodwill and acquired intangible assets, $6.5 million and $4.4 million, respectively, related to the Provato acquisition (see Note 10).

NetReturn, LLC

On March 12, 2002, the Company acquired substantially all the assets of NetReturn, LLC (“NetReturn”), a Connecticut limited liability company located in Fairfield, Connecticut, for an initial purchase price of $3.4 million. The primary asset acquired was NetReturn’s library of software applications and tools, which represented an extension to I-many’s contract compliance product offerings to the pharmaceutical industry. The initial consideration consisted of $500,000 of cash, 429,017 shares of the Company’s common stock with a fair value of $2.8 million and estimated transaction costs of $134,000. The value of the 429,017 common shares issued was determined based on an average closing market price of I-many’s common shares ending on the day immediately preceding the date (March 11, 2002) the terms of the acquisition were agreed to. The Company has consolidated the operating results of NetReturn beginning on the date of acquisition.

In addition, upon achievement of certain revenue milestones through March 11, 2003, the NetReturn shareholders were entitled to additional consideration of up to $2.0 million, payable in cash or common stock at the Company’s election. Based on the relevant cumulative revenue level realized as of March 11, 2003, the Company has recorded $1.0 million of additional consideration, which was recorded as additional goodwill. Effective March 11, 2003, the terms of the additional consideration had expired and no additional consideration can be earned by the NetReturn shareholders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, including additional earnout consideration (amounts in thousands):

Property and equipment	$13
Other assets	3
Acquired intangible assets	2,250
Goodwill	2,154

Total assets acquired	4,420
Less deferred revenue	36

Net assets acquired	$4,384

The $2.3 million of acquired intangible assets represents the fair value of the technology acquired, which is being amortized over a four-year life. The entire value of acquired intangible assets and goodwill was assigned to the health and life sciences segment.

Menerva Technologies, Inc.

On March 28, 2002, the Company acquired, in a merger transaction, all of the outstanding capital stock of Menerva Technologies, Inc. (“Menerva”), a Delaware corporation located in Redwood City, California, which markets buy-side contract software solutions, for a purchase price of up to $12.7 million. The Menerva acquisition provided the Company with buy-side contracting capability to expand I-many’s contract management offering. The initial consideration of approximately $9.7 million consisted of cash of $2.4 million, 982,191 shares of the Company’s common stock with a fair value of $6.0 million, the assumption of fully-vested stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $792,000 and estimated transaction costs of $410,000. The value of the 982,191 common shares issued was determined based on an average closing market price of I-many’s common shares ending on the day immediately preceding the date (March 26, 2002) the terms of the acquisition were agreed to. The Company has consolidated the operating results of Menerva beginning on the date of acquisition. In addition, upon achievement of certain revenue milestones through March 31, 2003, none of which were realized, the former Menerva shareholders were entitled to additional consideration of up to $3.0 million, payable in cash or common stock at the Company’s election.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Current assets	$102
Property and equipment	144
Other assets	34
Acquired intangible assets	2,500
In-process research and development	1,000
Goodwill	5,951

Total assets acquired	9,731
Less current liabilities	792

Net assets acquired	$8,939

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

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the NetReturn and Menerva acquisitions, if the acquisitions had occurred as of January 1, 2002. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisitions on January 1, 2002, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results are in thousands of dollars, except per share data:

Year ended December 31, 2002
(Unaudited)
Pro forma revenues	$54,905
Pro forma net loss	$(28,140)
Pro forma net loss per share	$(0.70)

(3) Details of Financial Statement Components

Short-term Investments

Short-term investments consisted of the following at December 31, 2003:

(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government agency security	$1,000	$—	$—	$1,000
Corporate bond	1,019	—	—	1,019

	$2,019	$—	$—	$2,019

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

(Amounts in thousands)	2002	2003
Computer software	$2,572	$2,620
Computer hardware	5,563	4,710
Furniture and equipment	2,110	1,952
Leasehold improvements	385	411

	10,630	9,693
Less–accumulated depreciation and amortization	7,192	7,814

Total property and equipment, net	$3,438	$1,879

Depreciation expense, excluding $1.7 million in amortization of the Company’s Internet portal which was abandoned in 2001 (see Note 11), was approximately $2.3 million, $2.4 million and $1.8 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of acquired intangible assets consist of the following:

	December 31, 2002		December 31, 2003
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$9,703	$3,381	$5,303	$2,481
Other acquired intangible assets	1,200	694	—	—

Total	$10,903	$4,075	$5,303	$2,481

Amortization expense for acquired technology and other acquired intangible assets was $2.4 million, $5.0 million and $2.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Acquired intangible assets are being amortized over a four-year life. Projected future annual amortization is as follows for the years ended December 31 (in thousands):

2004	$1,326
2005	1,199
2006	297

Accrued Expenses

Accrued expenses consist of the following at December 31:

(Amounts in thousands)	2002	2003
Accrued payroll and benefits	$4,442	$2,543
Accrued commissions	1,176	897
Earnout consideration	1,000	—
Accrued lease loss costs	664	645
Accrued other	620	868
Accrued consulting and professional fees	600	1,036

Total accrued expenses	$8,502	$5,989

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

As consideration for entering into the Initial P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock (See Note 5(f)). In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of December 31, 2002, no such royalties had been earned or paid. In February 2003, the Initial P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 5(f)).

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

As consideration for entering into the Accenture Agreement, the Company has designated Accenture as its preferred business integration provider for the Company’s CARS suite of products. In addition, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company’s common stock (see Note 5(f)). To date, the Company has not recognized any revenue as a direct result of the Accenture Agreement.

(5) Stockholders’ Equity

(a) Authorized Capital

The Company has authorized capital stock of 105,000,000 shares, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares were designated for preferred stock, $0.01 par value per share. At December 31, 2002 and 2003, the Company had reserved 12,741,673 and 18,708,128, respectively, shares of common stock for issuance upon the exercise of stock options and warrants.

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

In June 2003, the Company adopted the 2003 Stock Incentive Plan, which provides for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2003 Stock Incentive Plan.

The following table summarizes total common shares available for future option grants at December 31, 2003:

2000 Non-Employee Director Stock Option Plan	312,500
2001 Employee Stock Option Plan	1,130,265
2001 and 2003 Stock Incentive Plans	1,826,073

Total available for future grant	3,268,838

The following table summarizes stock option activity under all of the Company’s stock incentive plans:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2001	5,284,984	$5.731
Granted	6,291,854	5.789
Exercised	(1,206,991)	2.549
Canceled	(1,660,505)	7.450

Balance, December 31, 2001	8,709,342	5.841
Granted	2,865,171	3.469
Exercised	(483,868)	3.415
Canceled	(2,112,985)	7.601

Balance, December 31, 2002	8,977,660	4.800
Granted	8,248,064	0.318
Exercised	(43,168)	0.821
Canceled	(3,933,986)	4.366

Balance, December 31, 2003	13,248,570	$2.144

Exercisable, December 31, 2001	1,380,730	$6.692

Exercisable, December 31, 2002	2,676,675	$5.827

Exercisable, December 31, 2003	3,516,576	$5.047

Weighted average price and life information about significant option groups outstanding and exercisable as of December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.016 – $0.270	7,390,677	$0.243	9.86	1,979	$0.016
0.690 – 1.710	1,453,645	1.234	8.41	437,526	1.269
1.960 – 3.030	2,526,482	2.392	6.86	1,854,847	2.531
3.800 – 6.450	549,318	4.439	6.83	360,726	4.316
7.180 – 11.750	546,160	9.768	7.25	325,395	10.208
13.375 – 18.500	782,288	14.049	7.02	536,103	14.213

	13,248,570	$2.144	8.73	3,516,576	$5.047

(e) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. The following table summarizes the number of shares and per share prices for purchases since January 1, 2001:

	Number of Shares	Price
June 2001	9,177	$11.794
December 2001	12,709	6.885
June 2002	18,479	3.672
December 2002	29,901	2.440
June 2003	46,140	1.250
December 2003	68,022	0.800

(f) Warrants

At December 31, 2002 and 2003, the Company had warrants outstanding at exercise prices ranging from $7.50 to $13.20, as described below.

In May 2000, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock as consideration for entering into a strategic relationship agreement, as more fully described in Note 4. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a cashless exercise during 2000.

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

Using the Black-Scholes option pricing model and based upon an exercise price of $9.725 per share and a volatility factor of 104.6%, the Company calculated the fair value of the fully exercisable warrant to purchase 124,856 shares of common stock as $800,000. This amount was recorded by the Company in 2001 as a component of sales and marketing expense. The Company will calculate and record the fair value of the warrants to purchase additional shares of common stock as revenues from certain future software licenses to Accenture’s clients and prospects are generated as set forth in the Agreement.

In August 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. As part of this transaction, the purchase price included a warrant to purchase 4,546 shares of the Company’s stock at an exercise price of $13.20. This warrant was valued at approximately $25,000 using the Black-Scholes option pricing model.

In February 2003, the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. Using the Black-Scholes option pricing model and based upon an exercise price of $1.20 per share, a current stock market value of $1.11 per share and a volatility factor of 125%, the Company calculated the fair value of the fully exercisable warrant to purchase 1,000,000 shares of common stock as $795,000. This amount was recorded by the Company in 2003 as a component of sales and marketing expense.

(6) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2001, 2002 and 2003. At December 31, 2003, the Company had approximately $101 million of U.S. federal net operating loss carryforwards and research and development carryforwards of $3.6 million. The federal net operating loss carryforwards expire in the years 2008 through 2023 and are subject to certain annual limitations. The federal research and development carryforwards expire in the years 2006 through 2023. Due to the uncertainty surrounding the Company’s ability to realize these NOL’s, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
(Amounts in thousands)	2002	2003
Federal net operating loss carryforwards	$29,160	$34,253
State net operating loss carryforwards	3,125	4,195
Research and development tax credits	3,106	3,550
Deferred revenue	1,362	2,687
Allowance for doubtful accounts	390	90
Other	(21)	662
Less – Valuation allowance for deferred tax assets	(37,122)	(45,437)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2001	2002	2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	—	(2.6)	(1.4)
State taxes, net of federal benefit	(2.2)	(5.3)	(5.3)
Amortization of goodwill and acquired intangible assets	11.1	5.5	1.5
In-process research and development	6.2	1.2	—
Impairment of intangibles	—	15.2	19.6
Other	4.8	0.3	0.6
Valuation allowance for deferred tax asset	14.1	19.7	19.0

Provision for income taxes	—%	—%	—%

The increase in the valuation allowance during 2003 results principally from additional deferred tax assets arising from the Company’s 2003 net loss, approximately $20 million, and additional deferred tax assets associated with changes in the Company’s estimates of net operating loss and tax credit carryforwards. Under the terms of certain of the Company’s merger agreements, the Company has agreed to not take any action that could violate the tax-free merger status of these mergers. In the event that tax authorities determine that a merger no longer qualifies as a tax-free exchange, the Company may be required to reimburse the selling party to the merger for any additional taxes that may be imposed on the selling party. In such a circumstance, the Company would receive additional tax basis in the assets acquired in the merger.

(7) Commitments and Contingencies

The Company leases its facilities and certain equipment under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all noncancelable leases at December 31, 2003 are approximately as follows:

(Amounts in thousands)	Operating Leases	Capital Leases
Year ending December 31,
2004	$2,305	$734
2005	1,626	135
2006	1,602	—
2007	1,575	—
2008	1,492	—
Thereafter	2,854	—

Total minimum lease payments	$11,454	869

Less–Amount representing interest		32

Present value of minimum lease payments		837
Less–Current portion of capital lease obligations		709

Capital lease obligations, net of current portion		$128

Included in property and equipment are assets pursuant to capital lease arrangements as follows at December 31:

(Amounts in thousands)	2002	2003
Property and Equipment:
Computer software	$153	$325
Computer hardware	517	818
Furniture and equipment	323	392
Leasehold improvements	49	62

	1,042	1,597
Less – Accumulated depreciation and amortization	274	666

	$768	$931

Total rent expense was approximately $1.4 million, $1.8 million and $2.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

The Company measures operating results as two reportable segments, each of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that market to separate and distinct industry groups: (i) health and life sciences, which includes pharmaceutical manufacturers, and (ii) all other industries. The following tables reflect the results of the segments consistent with the Company’s management system. All amounts are in thousands of dollars.

(Amounts in thousands)	Health and Life Sciences	Other Industries	Unallocated	Totals
At and for the year ended December 31, 2003:
Net revenues	$26,031	$13,381	$—	$39,412
Depreciation and amortization	2,058	1,151	625	3,834
Segment loss	(9,883)	(28,983)	(625)	(39,491)
Segment assets	35,345	6,867	7,357	49,569
Expenditures for segment assets	—	—	—	—
Goodwill	2,580	—	5,951	8,531

At and for the year ended December 31, 2002:
Net revenues	$37,483	$17,263	$—	$54,746
Depreciation and amortization	2,235	2,434	2,735	7,404
Segment loss	(5,429)	(6,093)	(15,771)	(27,293)
Segment assets	55,455	21,127	7,982	84,564
Expenditures for segment assets	138	58	—	196
Goodwill	2,580	14,767	5,951	23,298

For the year ended December 31, 2001:
Net revenues	$43,749	$14,018	$—	$57,767
Depreciation and amortization	4,101	6,003	677	10,781
Segment loss	(8,538)	(9,292)	(3,377)	(21,207)
Expenditures for segment assets	1,585	237	—	1,822

Unallocated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the acquisitions of Provato and Menerva and the technology purchase from Ozro, Inc. Intersegment revenues, interest revenue, interest expense, other significant noncash items, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments.

Geographic Information:

	Revenue*					Long-lived Assets
	2001		2002		2003	2001	2002	2003
United States	98%		94%		93%	$32,514	$26,369	$13,575
United Kingdom	2%		6%		5%	8,505	7,835	258
Canada	*	*	*	*	2%	—	—	—
India	*	*	*	*	* *	—	—	106
Other	*	*	*	*	* *	—	—	—

Total	100%		100%		100%	$41,019	$34,204	$13,939

*	Revenues are attributed to countries based on location of customers.

**	Revenues were less than 1%.

(9) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2001	$766
Provisions	100
Write-offs	(35)

Balance at December 31, 2001	831
Provisions	970
Write-offs	(410)

Balance at December 31, 2002	1,391
Provisions	169
Write-offs	(985)
Currency translation adjustments	13

Balance at December 31, 2003	$588

(10) Impairment of Goodwill and Acquired Intangible Assets

In the quarter ended June 30, 2003, the Company determined that an interim test for impairment of the Company’s goodwill and other acquired intangible assets was necessary due to the decision to proceed with the proposed sale of certain assets of its health and life sciences business to a subsidiary of Neoforma (see Note 12). Concurrent with the proposed Neoforma Transaction, the Company made plans to reduce its workforce and focus its near-term development efforts primarily on its product offerings in the Enterprise Contract Management market. The focus on new platforms, products and technologies prompted the Company to evaluate the technologies originally acquired in the acquisitions of ChiCor and BCL, and the corresponding reduction in projected sales of the related products resulted in the determination that future cash flows are not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of its assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with its acquisitions of ChiCor and BCL. These impairment charges were recorded in the other industries reportable segment and included impairment of goodwill totaling $14.8 million and of acquired intangible assets totaling $2.0 million.

During the fourth quarter of 2002, the Company determined that an interim test for impairment to the Company’s goodwill and acquired intangible assets was necessary as a result of the Company’s continuing operating losses. Further, as a result of the Company’s plans to align its strategies to the expected software marketplace, the Company determined that certain long-lived assets would not be employed to generate future cash flow. As a result of its assessment, the Company recorded impairment charges of $10.9 million, $1.3 million and $1.1 million, respectively, associated with its acquisitions of Provato and Intersoft and its November 2001 technology purchase from Ozro, Inc (“Ozro”). The impairment charge related to Intersoft was recorded in the other industries business segment. The impairment charges related to Provato and Ozro were not included in a business segment (see Note 8). In the cases of Provato and Ozro, the values of goodwill and acquired intangible assets were fully written off based upon the Company’s determination that it was no longer likely to use the technologies it acquired, and consequently, the fair value of these assets became impaired. With respect to Intersoft, the Company determined that the fair value of the Intersoft operation was negatively impacted by the operation’s continued inability to generate positive cashflows. Accordingly, the full remaining value of Intersoft’s goodwill and acquired intangible assets was written off.

During 2001, the Company recorded an impairment charge of $895,000 related to the carrying value of Intersoft’s goodwill.

(11) Restructuring and Other Charges

In March 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included the closing of its Chicago, Illinois office. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. In the year ended December 31, 2003, the Company has incurred charges of approximately $1.8 million related to the Chicago office closing.

In the quarter ended June 30, 2003, the Company reduced its workforce in its London office and made plans to vacate its leased space in India. The Company recorded an impairment loss of $106,000 with respect to property and equipment it expects to dispose of pursuant to the London downsizing and India office closing. In addition, the Company has incurred $97,000 in charges, representing the discounted value of the remaining lease payments for the leased office space in India, in the year ended December 31, 2003.

As part of additional efforts to streamline operations and in connection with the proposed Neoforma Transaction (see Note 12), the Company incurred severance costs of $555,000 for employees that were terminated during the six-month period ended December 31, 2003. Additional restructuring charges are expected to be recognized during the first quarter of 2004 as follows: (i) severance costs will be recorded as the employment of additional employees is terminated, and (ii) costs associated with future obligations for some of the Company’s leased office space in Portland, Maine and London will be recorded on the actual cease use date of the facilities at the discounted value of the remaining lease payments. The net result of the workforce restructuring was a reduction in the Company’s headcount from 298 at June 30, 2003 to 198 at December 31, 2003.

In the quarter ended March 31, 2003, the Company recorded impairment losses of $207,000 with respect to property and equipment that was no longer in productive use.

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

In the quarter ended December 31, 2001, the Company recorded $813,000 in charges in connection with the closing of its Oakland, California office. Included in this amount was $368,000 in severance costs and $445,000 in facility lease and related costs.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

(Amounts in thousands)	Employee Severance Costs	Lease costs and asset impairments	Total
Balance at January 1, 2001	$—	$—	$—
Restructuring provisions in 2001	908	553	1,461
Payments in 2001	(651)	(39)	(690)

Balance at December 31, 2001	257	514	771
Payments in 2002	(257)	(514)	(771)

Balance at December 31, 2002	—	—	—
Restructuring provisions in 2003	555	2,051	2,606
Other property and equipment impairments in 2003	—	207	207
Payments in 2003	(439)	(496)	(935)
Asset write-downs	—	(367)	(367)

Balance at December 31, 2003	$116	$1,395	$1,511

Current portion – included in accrued expenses			$534

Noncurrent portion – included in other long-term liabilities			$977

(12) Termination of Agreement to Sell Health And Life Sciences Assets

On July 18, 2003, the Company entered into a definitive asset purchase agreement to sell substantially all the assets of its health and life sciences business, including in force license contracts and intellectual property, to a subsidiary of Neoforma, Inc. (“Neoforma”) for a purchase price of up to $25.0 million. On December 1, 2003, Neoforma notified the Company that it had terminated the proposed asset purchase agreement, by exercising its right to terminate the transaction after the proposed acquisition did not close by November 30, 2003. Following the termination of the Neoforma acquisition, the Company identified approximately 45 staff positions to be eliminated, which were in addition to the employee terminations that had been carried out as part of the Company’s previous restructuring efforts during the second half of 2003 (see Note 11).

(13) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan as a retirement plan for its qualifying employees. Prior to October 2003, the Company provided a discretionary matching contribution. The matching contributions paid by the Company amounted to $477,000 in 2001, $922,000 in 2002 and $441,000 in 2003.

(14) Subsequent Event

On February 19, 2004, the Company entered into a merger agreement to acquire all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which markets software used to evaluate pricing strategies, for a purchase price of $1.0 million. In addition, upon achievement of certain revenue milestones through December 31, 2004, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at our election. The Company will assume Pricing Analytics’s liabilities of approximately $15,000 and expects to incur transaction costs of approximately $40,000. The Pricing Analytics acquisition will provide the Company with technology that will enhance the Company’s product offerings to both the Company’s pharmaceutical manufacturing clients and its industry solutions clients.

The merger agreement requires the Company to pay the purchase price in the form of approximately 668,000 shares of its common stock, with resale registration rights. The Company and Pricing Analytics are currently negotiating an amendment to the merger agreement to replace the payment of stock consideration with cash consideration, and the terms thereof. The Company expects this transaction to be closed before the end of April 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 2, 2004, Deloitte & Touche LLP (“Deloitte”), I-many’s independent auditors, informed I-many that Deloitte would decline to stand for re-election as the Company’s independent auditor after completion of Deloitte’s audit of the Company’s December 31, 2003 consolidated financial statements.

Deloitte’s report on I-many’s 2002 and 2003 consolidated financial statements did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte’s reports contained explanatory paragraphs relating to the application of procedures relating to certain disclosures and reclassifications of financial statement amounts that related to the 2000 and 2001 financial statements that were audited by other auditors who had ceased operations and for which Deloitte had expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications.

Deloitte advised the Company’s Audit Committee on January 29, 2004, in connection with a meeting to discuss the December 31, 2003 audit, that (1) there were two disagreements on matters of accounting principles and practices during the Company’s two most recent fiscal years which would have caused Deloitte, with respect to the disagreement occurring in 2002, to make reference thereto in Deloitte’s report on the Company’s December 31, 2002 consolidated financial statements had it not been resolved to Deloitte’s satisfaction, and with respect to the disagreement occurring in 2003, Deloitte would make reference thereto in Deloitte’s report on the Company’s December 31, 2003 consolidated financial statements had it not been resolved to Deloitte’s satisfaction, as departures from accounting principles generally accepted in the United States of America, and (2) Deloitte had identified a deficiency in the Company’s internal control that Deloitte considers to be a “material weakness” under standards established by the American Institute of Certified Public Accountants. Deloitte discussed each of these matters with the Company’s Audit Committee and management. These matters are:

A.	During 2003, Deloitte identified a material adjustment to software license revenue included in the draft of the Company’s September 30, 2003 unaudited condensed consolidated financial statements presented for Deloitte’s review in connection with the Company’s September 30, 2003 Quarterly Report on Form 10-Q, based on Deloitte’s interpretation of the terms of a customer contract. In discussions of this matter, the Company’s management and its Audit Committee expressed a difference of opinion with Deloitte before accepting Deloitte’s position.

B.	During 2002, Deloitte identified a material adjustment to software license revenue included in the draft of the Company’s June 30, 2002 unaudited condensed consolidated financial statements presented for Deloitte’s review in connection with the Company’s June 30, 2002 Quarterly Report on Form 10-Q, based on Deloitte’s interpretation of the terms of a reseller contract. In discussions of this matter, the Company’s management and its AuditCommittee expressed a difference of opinion with Deloitte before accepting Deloitte’s position.

The Company is in the process of engaging a new independent auditor to replace Deloitte. The Company has authorized Deloitte to respond fully to the inquiries of this successor independent auditor concerning the foregoing or any other matters.

On May 22, 2002, as recommended by the Audit Committee of I-many’s Board of Directors, the Board of Directors engaged Deloitte to replace Arthur Andersen LLP and serve as I-many’s independent auditors. The appointment of Deloitte became effective on May 22, 2002, the date upon which Deloitte accepted the appointment. During 2001 and through May 22, 2002, I-many did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on I-many’s financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of SEC Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, except as discussed in subsection (b) below, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. Because of the adjustments to revenue described above in Item 9, paragraphs A and B, and other issues relating to the Company’s revenue contracts, which have all been resolved to Deloitte’s satisfaction, Deloitte advised the

Company’s Audit Committee on January 29, 2004 that it had concluded that a material weakness exists in the Company’s system of internal control as it relates to revenue recognition and contracting practice. As a result of this notification, the Company is expanding its formal contract review procedures during the preparation of financial statements.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2003 (the “2004 Proxy Statement”), which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K.

I-many has adopted a revised Code of Business Conduct and Ethics that applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Business Conduct and Ethics is included as an Exhibit to this Annual Report on Form 10-K. The Company undertakes to provide a copy of its Code of Business Conduct and Ethics to any person without charge, upon request to the Company, c/o General Counsel, 399 Thornall Street, 12th Floor, Edison, NJ 08837. The Company intends to disclose waivers and amendments of provisions of the code, if any, for its principal executive officer, principal financial officer and principal accounting officer and that relate to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information, if any, on its Internet website, www.imany.com.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement, which is incorporated herein by reference.

The following table provides information as of December 31, 2003 about the Company’s common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	13,184,535	$2.13	3,199,891
Equity compensation plans not approved by security holders(2)	64,035	$3.10	1,130,265
Total	13,248,570	$2.14	4,330,156

(1)	Excludes securities reflected in column 1, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	The Company’s 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees of the Company who are not executive officers, has not been approved by the Company’s stockholders. Option awards under this plan are treated as non-qualifying options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the information set forth in the section entitled “Audit Fees and Other Matters” in the 2004 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1. Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of Deloitte & Touche LLP, the Company’s independent auditors, dated March 12, 2004 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Operations for the years ended December 31, 2002 and 2003

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the years ended December 31, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003

Notes to Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of Arthur Andersen LLP, the Company’s former independent auditors, dated January 24, 2002 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Statement of Operations for the year ended December 31, 2001

Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity for the year ended December 31, 2001

Consolidated Statement of Cash Flows for the year ended December 31, 2001

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

On April 22, 2003, we filed a current report on Form 8-K pursuant to Item 9 thereof, reporting our financial results for the quarter ended March 31, 2003.

On June 22, 2003, we filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, reporting that I-many had entered into an asset purchase agreement for the proposed sale of I-many’s health and life sciences business to Neoforma, Inc.

On July 29, 2003, we filed a current report on Form 8-K pursuant to Item 12 thereof, reporting our financial results for the quarter ended June 30, 2003.

On September 5, 2003, we filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, for the purpose of filing with the Securities and Exchange Commission an amendment to our asset purchase agreement with Neoforma, Inc.

On September 9, 2003, we filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, to provide information to conform the segment information presented in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 to the presentation reported in our first and second quarter 2003 Forms 10-Q.

On September 30, 2003, we filed a current report on Form 8-K pursuant to Item 5 thereof, reporting that Accelerated Systems Integration, Inc. had filed a lawsuit in the Federal District for the Northern District of Ohio, requesting a preliminary injunction to prevent consummation of the proposed sale of I-many’s health and life sciences business to Neoforma, Inc.

On October 29, 2003, we furnished a current report on Form 8-K pursuant to Item 12 thereof, reporting our financial results for the quarter ended September 30, 2003.

On November 4, 2003, we filed a current report on Form 8-K pursuant to Item 5 thereof, reporting that the Federal District for the Northern District of Ohio, denied the request of Accelerated Systems Integration, Inc. for a preliminary injunction to prevent consummation of the proposed sale of I-many’s health and life sciences business to Neoforma, Inc.

On November 12, 2003, we filed a current report on Form 8-K/A pursuant to Item 5 thereof, to provide updated information to conform the segment information presented in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 to the presentation reported in our first and second quarter 2003 Forms 10-Q.

On December 1, 2003, we filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the termination of our Asset Purchase Agreement with Neoforma, Inc.

(c) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(3)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)	2000 Non-Employee Director Stock Option Plan

10.5(4)	2001 Stock Incentive Plan

10.6(5)	2001 Employee Stock Plan

10.7(6)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(7)	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(8)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(9)	Employment agreement, dated July 1, 2001, between Registrant and Terrence Nicholson

10.14(10)	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(11)	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.17(2)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.18(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.19(2)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.20(12)	Warrant issued to Accenture LLP, dated April 11, 2001

10.21(3)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP

23.2	Notice regarding Consent of Arthur Andersen LLP

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(4)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(7)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ A. LEIGH POWELL

A. Leigh Powell
Chief Executive Officer, Chairman of the Board of Directors and President

Date: March 15, 2004

/s/ KEVIN M. HARRIS

Kevin M. Harris
Chief Financial Officer and Treasurer

Date: March 15, 2004

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Leigh Powell and Kevin M. Harris, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	Title	Date

/s/ A. LEIGH POWELL A. Leigh Powell	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 15, 2004

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer)	March 15, 2004

/s/ WILLIAM F. DOYLE William F. Doyle	Director	March 15, 2004

/s/ KARL NEWKIRK Karl Newkirk	Director	March 15, 2004

/s/ MURRAY B. LOW Murray B. Low	Director	March 15, 2004

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(3)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)	2000 Non-Employee Director Stock Option Plan

10.5(4)	2001 Stock Incentive Plan

10.6(5)	2001 Employee Stock Plan

10.7(6)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(7)	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(8)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(2)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(9)	Employment agreement, dated July 1, 2001, between Registrant and Terrence Nicholson

10.14(10)	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(11)	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.17(2)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.18(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.19(2)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.20(12)	Warrant issued to Accenture LLP, dated April 11, 2001

10.21(3)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP

23.2	Notice regarding Consent of Arthur Andersen LLP

24.2	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(4)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(7)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001