Form 10-Q
period 2004-03-31
I MANY INC
filed 2004-05-10
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

On April 30, 2004, 40,889,340 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,141	$21,864
Restricted cash	693	871
Short-term investments	2,530	2,019
Accounts receivable, net of allowance	9,650	10,057
Prepaid expenses and other current assets	1,191	819

Total current assets	33,205	35,630
Property and equipment, net	1,433	1,879
Restricted cash	316	377
Other assets	328	330
Acquired intangible assets, net	2,490	2,822
Goodwill	8,531	8,531

Total assets	$46,303	$49,569

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,923	$1,483
Accrued expenses	5,019	5,989
Current portion of deferred revenue	7,414	7,180
Current portion of capital lease obligations	637	709

Total current liabilities	14,993	15,361
Deferred revenue, net of current portion	312	3,816
Capital lease obligations, net of current portion	65	128
Other long-term liabilities	1,370	1,109

Total liabilities	16,740	20,414

Series A redeemable convertible preferred stock, $.01 value
Authorized – 1,700 shares
Issued and outstanding—none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized - 5,000,000 shares; designated 1,700 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value—
Authorized - 100,000,000 shares
Issued and outstanding – 40,796,137 and 40,550,590 shares at March 31, 2004 and December 31, 2003, respectively	4	4
Additional paid-in capital	150,480	150,613
Deferred stock-based compensation	(1,616)	(3,680)
Accumulated other comprehensive income	56	43
Accumulated deficit	(119,361)	(117,825)

Total stockholders’ equity	29,563	29,155

Total liabilities and stockholders’ equity	$46,303	$49,569

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Net revenues:
Product	$4,908	$4,871
Services	6,522	6,228

Total net revenues	11,430	11,099

Cost of revenues	3,902	3,705

Gross profit	7,528	7,394

Operating expenses:
Sales and marketing	2,231	5,137
Research and development	3,510	4,336
General and administrative	1,665	1,659
Depreciation	211	489
Amortization of acquired intangible assets	331	662
Restructuring and other charges	1,147	1,461

Total operating expenses	9,095	13,744

Loss from operations	(1,567)	(6,350)

Other income, net	31	32

Net loss	$(1,536)	$(6,318)

Basic and diluted net loss per common share	$(0.04)	$(0.16)

Weighted average shares outstanding	40,652	40,337

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,536)	$(6,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542	1,151
Restructuring and other charges	1,147	1,461
Amortization of deferred stock-based compensation	1,863	12
Provision for doubtful accounts	70	75
Noncash marketing expense related to issuance of warrant	—	795
Changes in operating assets and liabilities:
Accounts receivable	337	1,825
Prepaid expense and other current assets	(372)	(296)
Accounts payable	440	751
Accrued expenses and other liabilities	(1,581)	(1,911)
Deferred revenue	(3,270)	(134)
Deferred rent	15	(4)

Net cash used in operating activities	(2,345)	(2,593)

Cash Flows from Investing Activities:
Purchases of property and equipment	(53)	—
Proceeds from disposition of property and equipment	12	—
Purchases of short-term investments	(1,510)	—
Redemptions of short-term investments	1,000	—
(Increase) decrease in other assets	2	(3)

Net cash used in investing activities	(549)	(3)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(135)	(122)
(Decrease) increase in restricted cash	239	(247)
Proceeds from exercise of stock options	67	4

Net cash (used in) provided by financing activities	171	(365)

Net decrease in cash and cash equivalents	(2,723)	(2,961)
Cash and cash equivalents, beginning of period	21,864	35,979

Cash and cash equivalents, end of period	$19,141	$33,018

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9	$21

Supplemental Disclosure of Noncash Activities:
Issuance of warrant to purchase common stock	$—	$795

Property and equipment acquired under capital leases	$—	$376

Decrease in deferred stock-based compensation, net of forfeitures	$(246)	$—

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2003 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. If an acceptance period is required, revenues are deferred until customer acceptance. In multiple-element arrangements, the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee.

Service revenues include professional services, training, maintenance and support services and out-of-pocket reimbursable expenses. Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in the Company’s off-site user training conferences.

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

Stock Options:

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards granted to non-employees using the fair value method.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Three months ended March 31,
(Amounts in thousands)	2004	2003
Net loss, as reported	$(1,536)	$(6,318)
Add: stock-based compensation recorded	1,863	12
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,858)	(1,045)

Pro forma net loss	$(2,531)	$(7,351)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.16)

Pro forma	$(0.06)	$(0.18)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which have a more accelerated vesting period as described below.

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had an exercise price that was below market value at the time of the grant. These options, which were granted as a retention tool to certain employees, vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $213,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $454,000 was recognized as compensation expense in the quarter ended March 31, 2004.

In December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and the remaining 50% will vest on or about February 7, 2005. The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $225,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $998,000 was recognized in the quarter ended March 31, 2004 as compensation expense and $908,000 was recorded as deferred compensation in stockholders’ equity at March 31, 2004.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business, will vest 50% on June 30, 2004 and 50% on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $80,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $395,000 was recognized in the quarter ended March 31, 2004 as compensation expense and $675,000 was recorded as deferred compensation in stockholders’ equity at March 31, 2004.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the three months ended March 31:

	2004	2003
Risk-free interest rates	3.9%	3.2%
Dividend yield	—	—
Volatility	105%	125%
Expected term	7 years	7 years
Weighted average fair value of options granted during the period	$1.20	$1.20

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of March 31, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. RECLASSIFICATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

NOTE 4. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 6,000,850 and 11,768 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 5. SIGNIFICANT CUSTOMERS

The Company had a certain customer which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended March 31,
	2004	2003
Customer A	38%	*

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2004	2003
Customer A	12%	*
Customer B	*	11%
Customer C	*	10%

*	was less than 10% of the Company’s total

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

NOTE 7. SEGMENT DISCLOSURE

The Company measures operating results as two reportable segments, both of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The Company’s reportable segments are strategic business units that market to separate and distinct business groups: (i) health and life sciences, which includes pharmaceutical manufacturers, and (ii) all other industries. The following table reflects the results of the segments consistent with the Company’s information management system.

(Amounts in thousands)	Health and Life Sciences	Other Industries	Undesignated	Totals
At and for the three months ended March 31, 2004:

Revenues	$8,949	$2,481	$—	$11,430
Depreciation and amortization	374	12	156	542
Segment income (loss)	1,953	(3,333)	(156)	(1,536)
Segment assets	32,930	6,172	7,201	46,303
Expenditures for segment assets	53	—	—	53
Goodwill	2,580	—	5,951	8,531

At and for the three months ended March 31, 2003:

Revenues	$6,468	$4,631	$—	$11,099
Depreciation and amortization	587	408	156	1,151
Segment loss	(2,500)	(3,662)	(156)	(6,318)
Segment assets	50,908	20,430	7,826	79,164
Expenditures for segment assets	258	118	—	376
Goodwill	2,580	14,767	5,951	23,298

Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the Company’s 2002 acquisition of Menerva Technologies, Inc. (“Menerva”).

NOTE 8. RESTRUCTURING AND OTHER CHARGES

In March 2004, the Company completed the reduction of its workforce that it had begun in July 2003 to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. In the quarter ended March 31, 2004, the Company (i) accrued cease-use lease charges of $472,000 and $179,000 in connection with the partial closing of its facilities in London, England and Portland, Maine, respectively, (ii) accrued an additional $47,000 in lease charges related to its closed Chicago office, (iii) incurred $171,000 in severance charges for employees whose employment was terminated during the three-month period and (iv) recorded impairment charges of $278,000 with respect to property and equipment that were no longer in productive use. With respect to the partial closing of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. No sublease assumption was incorporated in the calculation of the cease-use lease accrual with respect to the Portland office because the lease expired in April 2004.

In the quarter ended March 31, 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included the closing of its Chicago, Illinois office. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. The Company incurred an initial charge of $1.2 million related to the Chicago office closing. Also in the quarter ended March 31, 2003, the Company recorded impairment losses of $261,000 with respect to property and equipment that was no longer in productive use.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

(Amounts in thousands)	Employee Severance Costs	Lease costs and asset impairments	Total
Balance at December 31, 2003	$116	$1,395	$1,511

Activity in three months ended March 31, 2004:
Restructuring provisions	171	698	869
Property and equipment impairments	—	278	278
Payments	(245)	(248)	(493)
Asset write-downs	—	(278)	(278)

Balance at March 31, 2004	$42	$1,845	$1,887

Current portion – included in accrued expenses			$664

Noncurrent portion – included in other long-term liabilities			$1,223

NOTE 9. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at March 31 is as follows:

(Amounts in thousands)	2004	2003
Balance at January 1,	$588	$1,391
Provisions	70	75
Write offs	(129)	(29)

Balance at March 31,	$529	$1,437

NOTE 10. SUBSEQUENT EVENT

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which markets software used to evaluate pricing strategies, for a purchase price of up to $2.8 million. The initial merger consideration of $1.0 million is payable in four equal installments of $250,000 each, payable on April 2, 2004, July 1, 2004, October 1, 2004 and January 1, 2005. The first two installments are payable in cash and the final two installments are payable in cash or common stock at the Company’s election. In addition, upon achievement of certain revenue milestones through March 31, 2005, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at the Company’s election. The Company assumed Pricing Analytics’s liabilities of approximately $50,000 and incurred transaction costs of approximately $80,000. The Pricing Analytics acquisition provides the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and other industries segments.

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

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software — accounted for 42.9% of net revenues in the three months ended March 31, 2004 versus 43.9% of net revenues in the three months ended March 31, 2003. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 57.1% of net revenues in the three months ended March 31, 2004 versus 56.1% of net revenues in the three months ended March 31, 2003.

Since June 2001, we have implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $7.4 million in the quarter ended March 31, 2004. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 170 employees at March 31, 2004.

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

Product Indemnifications

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of March 31, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RECENT EVENTS

On April 2, 2004, we completed our acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. for a purchase price of up to $2.8 million. The initial merger consideration of $1.0 million is payable in four equal installments of $250,000 each, payable on April 2, 2004, July 1, 2004, October 1, 2004 and January 1, 2005. The first two installments are payable in cash and the final two installments are payable in cash or common stock at our election. In addition, upon achievement of certain revenue milestones through March 31, 2005, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at our election. The Company assumed Pricing Analytics’s liabilities of approximately $50,000 and incurred transaction costs of approximately $80,000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

NET REVENUES

Net revenues increased by $331,000, or 2.9%, to $11.4 million for the quarter ended March 31, 2004 from $11.1 million for the quarter ended March 31, 2003. Product revenues were substantially unchanged at $4.9 million, increasing by only $37,000. The number of license contracts (minimum price of $50,000) sold decreased from 12 to 8 and the average deal size decreased by 54%. Offsetting the drops in number of deals and average deal size was the recognition of $3.4 million in license fees that had been previously deferred in the quarter ended September 30, 2003.

Revenues derived from outside the health and life sciences segment decreased by $2.1 million, or 46%, to $2.5 million for the quarter ended March 31, 2004 from $4.6 million for the quarter ended March 31, 2003. Meanwhile, revenues in the health and life sciences segment were $2.5 million higher than in the quarter ended March 31, 2003, attributable primarily to the aforementioned recognition of previously deferred license revenue. The reduction in new health and life sciences segment product revenues is due primarily to a reduced pipeline of sales opportunities in this segment. We believe this decrease resulted from some normal quarterly fluctuation in our business as well as reduced sales opportunities in this segment brought about by our significant penetration in this market. Our new products in the I-many ContractSphere® Enterprise Contract Management Product Suite, which are targeted to customers in industries both within and outside the health and life sciences segment, remained in early-stage releases, which limited our ability to derive revenues from them and hindered our ability to reduce our reliance on our older products. As economic conditions improve and this market begins to move past an early adopter stage, which currently appears to be the general but uncertain trend, we anticipate corresponding improvement in demand for our products.

As a percentage of total net revenues, product revenues decreased slightly to 42.9% for the quarter ended March 31, 2004, from 43.9% for the quarter ended March 31, 2003. Meanwhile, service revenues increased by $294,000, or 4.7%, to $6.5 million in the quarter ended March 31, 2004 as compared to $6.2 million in the first quarter of 2003. This increase in service revenues, both in absolute terms and as a percentage of total net revenues, is mostly attributable to an increase in maintenance and support revenues that resulted from a net increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $197,000, or 5.3%, to $3.9 million for the quarter ended March 31, 2004, from $3.7 million for the quarter ended March 31, 2003. This increase is principally attributable to $409,000 in noncash compensation costs incurred pursuant to non-qualified stock options issued during the second half of 2003, partially offset by a $228,000 reduction in salary and benefit costs resulting from headcount reductions in our client support department.

As a percentage of total net revenues, cost of revenues increased slightly to 34.1% for the quarter ended March 31, 2004, from 33.4% for the quarter ended March 31, 2003. This increase in cost of revenues as a percentage of total net revenues is attributable to the factors discussed above and to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included a one-time, non-cash charge of $795,000 in the quarter ended March 31, 2003 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the noncash warrant charge, sales and marketing expense decreased by $2.1 million, or 48.6%, to $2.2 million in the three months ended March 31, 2004 from $4.3 million in the three months ended March 31, 2003. This decrease in sales and marketing expense is primarily attributable to a $1.4 million decrease in salary, commission and fringe benefit costs, which is a direct result of significant reductions in sales force and related personnel – from 79 employees at March 31, 2003 to 31 at March 31, 2004. Other decreases in expenses included $230,000 in sales meeting costs and $188,000 in travel and entertainment as spending in essentially all respects was reduced. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) decreased to 19.5% for the quarter ended March 31, 2004 from 39.1% for the quarter ended March 31, 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $826,000, or 19.0%, to $3.5 million for the quarter ended March 31, 2004 from $4.3 million for the quarter ended March 31, 2003. This decrease in research and development expenses is primarily attributable to a $1.3 million reduction in salary and fringe benefit costs and other spending decreases, which is a result of significant reductions in engineering personnel – from 119 employees at March 31, 2003 to 46 at March 31, 2004, partially offset by $782,000 in noncash compensation costs incurred during the quarter ended March 31, 2004 pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, research and development expense decreased to 30.7% for the quarter ended March 31, 2004, from 39.1% for the quarter ended March 31, 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses were substantially unchanged at $1.7 million in first quarter of 2004, increasing by only $6,000 from the same period in 2003. Decreases of $159,000 in salary and benefit costs, resulting from headcount reductions, and of $236,000 in legal expenses, attributable to high one-time costs incurred in the first quarter of 2003, were offset by $415,000 in noncash compensation costs incurred during the quarter ended March 31, 2004 pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, general and administrative expenses decreased to 14.6% for the quarter ended March 31, 2004 from 14.9% for the quarter ended March 31, 2003.

DEPRECIATION. Depreciation expense decreased by $278,000, or 56.9%, from $489,000 in the first quarter of 2003 to $211,000 in the first quarter of 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2000 ($3.9 million) and 2001 ($1.8 million) to the year 2003 ($651,000) and the quarter ended March 31, 2004 ($53,000), the majority of these asset additions being depreciated over a three-year life. Also during the quarter ended March 31, 2004, we incurred impairment charges of $278,000 with respect to property and equipment that was no longer in productive use, further reducing the installed base of depreciable assets.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $331,000 in the quarter ended March 31, 2004, which represents a 50% decrease from the amortization of $662,000 recorded in the quarter ended March 31, 2003. This decrease is attributable to the discontinued amortization of acquired intangibles for Chi-Cor Information Management, Inc. (“Chicor”) and BCL Vision Ltd. (“BCL”), pursuant to the full impairment write-offs of these assets in June 2003.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2004, the Company recorded $1.1 million in charges related to ongoing efforts to streamline operations and the partial closing of leased facilities in London, England and Portland, Maine. Included in this quarter’s charges were $698,000 in accrued cease-use lease charges, $171,000 in severance charges and $278,000 in impairment charges with respect to property and equipment that was no longer in productive use. In the quarter ended March 31, 2003, the Company made the decision to close its Chicago office as part of its efforts to reduce operating expenses and consolidate its operations. The Company incurred an initial charge of $1.2 million in the first quarter of 2003 related to the Chicago office closing, consisting of future office lease costs less estimated sublease receipts. An additional $261,000 of impairment charges was recorded with respect to property and equipment that was no longer in productive use.

OTHER INCOME, NET

Other income, net, decreased by $1,000 from $32,000 in the quarter ended March 31, 2003, to $31,000 in the quarter ended March 31, 2004. This decrease is primarily the result of lower average cash balances during the quarter.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2003 and the first quarter of 2004 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At March 31, 2004, $692,000 of the remaining aggregate proceeds are restricted, of which $627,000 is classified as current restricted cash and $65,000 is classified as non-current restricted cash in the consolidated balance sheet. Also, in connection with the financing of our annual directors and officers insurance obligation, we deposited $655,000 in a restricted bank account during 2003, of which $66,000 remained and is classified as current restricted cash at March 31, 2004. The remaining non-current restricted cash balance of $251,000 at March 31, 2004 represents cash held on deposit as security on a long-term lease obligation.

At March 31, 2004, we had net working capital of $18.2 million, including cash and cash equivalents of $19.1 million and short-term investments of $2.5 million. Also on March 31, 2004, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the three months ended March 31, 2004 was $2.3 million, as compared to net cash used in operating activities of $2.6 million in the three months ended March 31, 2003. For the three months ended March 31, 2004, net cash used in operating activities consisted of the net loss of $1.5 million, as offset by non-cash items depreciation and amortization of $542,000, restructuring and other charges of $1.1 million and noncash stock-based compensation of $1.9 million, and decreases in accrued expenses and deferred revenue of $1.6 million and $3.3 million, respectively. The decrease in accrued expenses resulted largely from a net reduction in the sales commission accrual, a consequence of the decrease in new license deals in the current quarter relative to the fourth quarter of 2003, a decrease in the Company’s self-insured medical claims obligation and payments against the restructuring liability. The $3.3 million decrease in deferred revenue is the result of the recognition into revenue of previously-deferred license fees. For the three months ended March 31, 2003, net cash used in operating activities consisted of the net loss of $6.3 million, as offset by non-cash items depreciation and amortization of $1.2 million, restructuring and other charges of $1.5 million and a warrant charge of $795,000. Also, a $1.8 million decrease in accounts receivable during the quarter ended March 31, 2003, which was principally attributable to a 23.4% drop in product revenues from the previous quarter, was offset by a $1.9 million decrease in accrued expenses, which resulted largely from payouts of year end bonuses, commissions and other accrued salaries.

Net cash used in investing activities was $549,000 for the three months ended March 31, 2004 and $3,000 for the three months ended March 31, 2003. Net cash used in investing activities for the three months ended March 31, 2004 consisted principally of $1.5 million in purchases of short-term investments, partially offset by a $1.0 million short-term investment redemption.

Net cash provided by financing activities was $171,000 in the quarter ended March 31, 2004, mostly comprised of a decrease in restricted cash, partially offset by payments on existing capital leases. Net cash used in financing activities was $365,000 for the quarter ended March 31, 2003, primarily attributable to increases in restricted cash, pursuant to a new capital lease financing arrangement, and payments on existing capital leases.

We currently anticipate that our cash and cash equivalents of $19.1 million and short-term investments of $2.5 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	725	659	66	—	—
Operating Leases	10,759	2,020	3,214	3,002	2,523
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$11,484	$2,679	$3,280	$3,002	$2,523

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

WE WILL NEED TO TARGET MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to continue efforts to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. We will need to target both existing as well as new markets in order to grow our revenues and reach profitability. Revenues from our non-healthcare customers have comprised 31.5%, 34.0% and 21.7%, respectively, of our consolidated revenues for the years ended December 31, 2002 and 2003 and for the quarter ended March 31, 2004. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We may not be successful in generating the revenue we expect from these markets. Although we have had some success in selling to markets outside of healthcare (e.g., foodservice), we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $27.3 million in the year ended December 31, 2002, $39.5 million in the year ended December 31, 2003 and $1.5 million in the quarter ended March 31, 2004, and we had an accumulated deficit at March 31, 2004 of $119.4 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

We operate out of our corporate headquarters in Edison, New Jersey, our primary engineering office in Redwood City, California and in facilities in Portland, Maine and London, England. The geographic distance between our offices could make it difficult for our management and other employees to effectively communicate with each other and, as a result, could place a significant strain on our managerial, operational and financial resources. Also, we expect that a significant number of our sales and professional services employees will continue to work remotely out of home offices, which will potentially add to this strain.

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

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

Any company that we acquire will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We have assimilated the employees, technologies and products of the companies that we have previously acquired and will need to do the same with Pricing Analytics and with any other companies we may acquire, and that effort has been, and will likely continue to be difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be impaired or lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the quarters ended March 31, 2003 and 2004.

As of March 31, 2004, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as short-term investments. All of the

Company’s short-term investments are classified as held-to-maturity and have been recorded at amortized cost. At March 31, 2004, the Company had $2.5 million of held-to-maturity investments that consisted of a US Government agency security and two corporate bonds. Under current investment guidelines, maturities on short-term investments are restricted to one year or less.

FOREIGN CURRENCY EXCHANGE RISK

The Company operates in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls

As a result of the notification provided during the quarter ended March 31, 2004 by the Company’s former independent auditors, Deloitte and Touche LLP, that it had concluded that a material weakness existed in the Company’s system of internal control as it relates to the Company’s interpretation of its contracts, the Company has modified the manner in which it undertakes its formal contract reviews. There were no other significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the date of their most recent evaluation.

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

(b) Reports on Form 8-K:

On February 4, 2004, we furnished a current report on Form 8-K pursuant to Item 12 thereof, reporting our financial results for the quarter ended December 31, 2003.

On March 9, 2004, we filed a current report on Form 8-K pursuant to Item 4 thereof, reporting that Deloitte & Touche LLP had declined to stand for re-election as our independent auditors for 2004.

On March 11, 2004, we filed a current report on Form 8-K/A pursuant to Item 4 thereof, to file as an exhibit a letter from Deloitte & Touche LLP describing its agreement with the contents of our March 9, 2004 current report on Form 8-K.

On April 2, 2004, we filed a current report on Form 8-K pursuant to Item 4 thereof, reporting that Deloitte & Touche LLP had formally resigned as our auditors.

On April 2, 2004, we filed a current report on Form 8-K pursuant to Item 4 thereof, reporting that our audit committee had engaged BDO Seidman, LLP as our independent auditors for 2004.

On May 5, 2004, we furnished a current report on Form 8-K pursuant to Item 12 thereof, reporting our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: May 10, 2004	By:	/s/ Kevin M. Harris
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