Form 10-Q
period 2004-06-30
I MANY INC
filed 2004-08-03
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

On July 27, 2004, 41,517,971 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$21,864
Restricted cash	483	871
Short-term investments	5,040	2,019
Accounts receivable, net of allowance	8,994	10,057
Prepaid expenses and other current assets	979	819

Total current assets	30,638	35,630
Property and equipment, net	1,397	1,879
Restricted cash	681	377
Other assets	281	330
Acquired intangible assets, net	2,853	2,822
Goodwill	8,667	8,531

Total assets	$44,517	$49,569

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,048	$1,483
Accrued expenses	4,851	5,989
Current portion of deferred revenue	7,948	7,180
Current portion of capital lease obligations	476	709

Total current liabilities	15,323	15,361
Deferred revenue, net of current portion	292	3,816
Capital lease obligations, net of current portion	41	128
Other long-term liabilities	1,387	1,109

Total liabilities	17,043	20,414

Series A redeemable convertible preferred stock, $.01 value Authorized – 1,700 shares Issued and outstanding – none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value Authorized – 5,000,000 shares; designated 1,700 shares Issued and outstanding – none	—	—
Common stock, $.0001 par value – Authorized – 100,000,000 shares Issued and outstanding – 41,369,942 and 40,550,590 shares at June 30, 2004 and December 31, 2003, respectively	4	4
Additional paid-in capital	150,528	150,613
Deferred stock-based compensation	(877)	(3,680)
Accumulated other comprehensive income	51	43
Accumulated deficit	(122,232)	(117,825)

Total stockholders’ equity	27,474	29,155

Total liabilities and stockholders’ equity	$44,517	$49,569

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues:
Product	$1,040	$3,898	$5,948	$8,769
Services	7,115	6,340	13,637	12,568

Total net revenues	8,155	10,238	19,585	21,337
Cost of revenues	4,067	3,941	7,969	7,646

Gross profit	4,088	6,297	11,616	13,691

Operating expenses:
Sales and marketing	2,140	4,265	4,371	9,402
Research and development	2,610	4,335	6,120	8,671
General and administrative	1,188	1,583	2,853	3,242
Depreciation	220	481	431	970
Amortization of other acquired intangible assets	378	663	709	1,325
In-process research and development	290	—	290	—
Impairment of acquired intangible assets	—	2,019	—	2,019
Impairment of goodwill	—	14,767	—	14,767
Restructuring and other charges	162	368	1,309	1,829

Total operating expenses	6,988	28,481	16,083	42,225

Loss from operations	(2,900)	(22,184)	(4,467)	(28,534)
Other income, net	29	93	60	125

Net loss	$(2,871)	$(22,091)	$(4,407)	$(28,409)

Basic and diluted net loss per common share	$(0.07)	$(0.55)	$(0.11)	$(0.70)

Weighted average shares outstanding	41,000	40,483	40,827	40,411

See notes to condensed consolidated financial statements

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(4,407)	$(28,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	2,295
In-process research and development	290	—
Restructuring and other charges	1,309	1,829
Impairment of goodwill and acquired intangible assets	—	16,786
Amortization of deferred stock-based compensation	2,442	23
Provision for doubtful accounts	120	75
Noncash marketing expense related to issuance of warrant	—	795
Noncash cost of revenue related to issuance of stock	—	75
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	944	1,365
Prepaid expense and other current assets	(160)	24
Accounts payable	316	436
Accrued expenses and other liabilities	(2,440)	(3,428)
Deferred revenue	(2,757)	(892)
Deferred rent	8	(4)

Net cash used in operating activities	(3,195)	(9,030)

Cash Flows from Investing Activities:
Purchases of property and equipment	(236)	(44)
Proceeds from disposition of property and equipment	27	—
Cash paid to acquire Pricing Analytics, Inc.	(385)	—
Purchases of short-term investments	(4,021)	—
Redemptions of short-term investments	1,000	—
Decrease in other assets	49	19

Net cash used in investing activities	(3,566)	(25)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(319)	(276)
(Increase) decrease in restricted cash	83	(79)
Proceeds from exercise of stock options	202	4
Proceeds from Employee Stock Purchase Plan	73	58

Net cash provided by (used in) financing activities	39	(293)

Net decrease in cash and cash equivalents	(6,722)	(9,348)
Cash and cash equivalents, beginning of period	21,864	35,979

Cash and cash equivalents, end of period	$15,142	$26,631

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$18	$41

Supplemental Disclosure of Noncash Activities:
Cash consideration payable to former shareholders of Pricing Analytics, Inc.	$745	—

Issuance of warrant to purchase common stock	$—	$795

Property and equipment acquired under capital leases	$—	$490

Decrease in deferred stock-based compensation from forfeitures	$(452)	$—

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2003 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

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

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard license contract model. The standard subscription arrangement is presently a three-year, fixed fee agreement, covering license fees and maintenance and support, payable in 12 equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as product revenue ratably over the term of the subscription agreement.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2004	2003	2004	2003
Net loss, as reported	$(2,871)	$(22,091)	$(4,407)	$(28,409)
Add: stock-based compensation recorded	579	11	2,442	23
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,205)	(1,096)	(4,062)	(2,141)

Pro forma net loss	$(3,497)	$(23,176)	$(6,027)	$(30,527)

Basic & Diluted net loss per share:
As reported	$(0.07)	$(0.55)	$(0.11)	$(0.70)

Pro forma	$(0.09)	$(0.57)	$(0.15)	$(0.76)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which have a more accelerated vesting period as described below.

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grant. These options, which were granted as a retention tool to certain employees, vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $440,000 was recognized as compensation expense in the six months ended June 30, 2004, all of which was recognized in the three months ended March 31, 2004.

In December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and the remaining 50% will vest on or about February 7, 2005. The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $297,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $232,000 and $1.2 million, respectively, were amortized in the three-month and six-month periods ended June 30, 2004 as compensation expense and $603,000 was recorded as deferred compensation in stockholders’ equity at June 30, 2004.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business, vested 50% on June 30, 2004 and the remaining 50% will vest on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $199,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $311,000 and $707,000, respectively, were amortized in the three-month and six-month periods ended June 30, 2004 as compensation expense and $244,000 was recorded as deferred compensation in stockholders’ equity at June 30, 2004.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the six months ended ended June 30:

	2004	2003
Risk-free interest rates	3.9%	3.2%
Dividend yield	—	—
Volatility	105%	125%
Expected term	7 years	7 years
Weighted average fair value of options granted during the period	$1.10	$1.15

Acquired Intangible Assets and Goodwill:

Acquired intangible assets (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test consists of comparing the cash flows expected to be generated by the acquired intangible asset to its carrying amount. If the asset is considered to be impaired, an impairment loss is recognized in an amount by which the carrying amount of the asset exceeds its fair value. Acquired intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite.

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

Deferred Tax Assets:

A deferred tax asset or liability is recorded for temporary differences in the bases of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these temporary items are expected to reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of June 30, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. RECLASSIFICATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

NOTE 4. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 5,272,207 and 23,875 for the three months ended June 30, 2004 and 2003, respectively, and 5,634,516 and 17,874 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5. SIGNIFICANT CUSTOMERS

The Company had a certain customer which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Customer A	18%	*	30%	*

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	June 30,
	2004	2003
Customer A	17%	*

*	was less than 10% of the Company’s total

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

As consideration for entering into the Initial P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of common stock. The warrant did not require any future product purchases or service performance. The warrant, which was exercisable for a period of two years at an exercise price of $9.00 per share, was converted into 561,960 shares of common stock via a non-cash exercise during 2000. In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of February 2003, no such royalties had been earned or paid.

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

NOTE 7. ACQUISITION

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which markets software used to evaluate pricing strategies, for a purchase price of up to $3.0 million. The Pricing Analytics acquisition provides the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and other industries segments. The initial merger consideration of $1.2 million consisted of $995,000 in cash and Company common stock consideration, assumed liabilities of $36,000, estimated transaction costs of $60,000 and advance royalties of $75,000 previously paid by the Company to Pricing Analytics in 2003. The first two installments of cash consideration, amounting to $250,000 and $248,000, respectively, were paid on April 2, 2004 and July 1, 2004. The final two installments of $248,000 each, which are due on October 1, 2004 and January 1, 2005, are payable in cash or common stock at the Company’s election. In addition, upon achievement of certain revenue milestones through March 31, 2005, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at the Company’s election. The Company has consolidated the operating results of Pricing Analytics beginning on the date of acquisition. No pro forma information for the periods ended June 30, 2004 has been presented as this acquisition was not material.

The Company retained an independent appraiser for the purpose of allocating the initial consideration of $1.2 million to the tangible and intangible assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$740
In-process research and development	290
Goodwill	136

Total assets acquired	1,166
Less current liabilities	36

Net assets acquired	$1,130

The $740,000 of acquired intangible assets represents the fair value of the technology acquired, which is being amortized over a four-year life. The entire value of acquired intangible assets, in-process research and development, and goodwill was assigned to the health and life sciences segment. The Company does not expect to deduct any portion of the goodwill for tax purposes.

The portion of the purchase price allocated to in-process research and development, totaling $290,000, was expensed upon consummation of the Pricing Analytics acquisition. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Pricing Analytics had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility.

The value of the purchased in-process research and development was computed using a discount rate of 45% on the projected incremental revenue stream of the product enhancements, net of anticipated costs and expenses. The 45% discount rate was derived based on the Company’s estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Pricing Analytics. The determined value was then adjusted to reflect only the value creation efforts of Pricing Analytics prior to the close of the acquisition. At the time of the acquisition, the project was approximately 35% to 40% complete. The Company estimates that it will invest an additional $126,000 in the project following acquisition. The project’s development has progressed, in all material respects, consistently with the assumptions that the Company had used for estimating its fair value. The Company estimates that the project will be completed in October 2004.

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

(Amounts in thousands)	Health and Life Sciences	Other Industries	Undesignated	Totals

At and for the three months ended June 30, 2004:

Revenues	$5,945	$2,210	$—	$8,155
Depreciation and amortization	438	3	157	598
Segment income (loss)	(401)	(2,313)	(157)	(2,871)
Segment assets	31,926	5,547	7,044	44,517
Expenditures for segment assets	183	—	—	183
Goodwill	2,716	—	5,951	8,667

For the six months ended June 30, 2004:

Revenues	$14,894	$4,691	$—	$19,585
Depreciation and amortization	812	15	313	1,140
Segment income (loss)	1,640	(5,734)	(313)	(4,407)
Expenditures for segment assets	236	—	—	236

At and for the three months ended June 30, 2003:

Revenues	$7,027	$3,211	$—	$10,238
Depreciation and amortization	512	476	156	1,144
Segment loss	(2,367)	(19,568)	(156)	(22,091)
Segment assets	44,275	2,942	7,669	54,886
Expenditures for segment assets	137	21	—	158
Goodwill	2,580	—	5,951	8,531

For the six months ended June 30, 2003:

Revenues	$13,495	$7,842	$—	$21,337
Depreciation and amortization	1,099	884	312	2,295
Segment loss	(4,867)	(23,230)	(312)	(28,409)
Expenditures for segment assets	395	139	—	534

Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the Company’s acquisition of Menerva Technologies, Inc. (“Menerva”).

NOTE 9. RESTRUCTURING AND OTHER CHARGES

In March 2004, the Company completed the reduction of its workforce that it had begun in July 2003 to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. In the six months ended June 30, 2004, the Company (i) accrued cease-use lease charges of $484,000 and $180,000 in connection with the partial closing of its facilities in London, England and Portland, Maine, respectively, (ii) accrued an additional $70,000 in lease charges related to its closed Chicago office, (iii) incurred $312,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) recorded impairment charges of $263,000 with respect to property and equipment that were no longer in productive use. Of these amounts, $141,000 in severance costs and $21,000 in lease and equipment charges were incurred during the quarter ended June 30, 2004. With respect to the partial closing of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. No sublease assumption was incorporated in the calculation of the cease-use lease accrual with respect to the Portland office because the lease expired in April 2004.

In the quarter ended March 31, 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included the closing of its Chicago, Illinois office. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. In the six months ended June 30, 2003, the Company incurred charges of approximately $1.5 million related to the Chicago office closing. Also in the six months ended June 30, 2003, the Company recorded impairment losses of $367,000 with respect to property and equipment that was no longer in productive use.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

(Amounts in thousands)	Employee Severance Costs	Lease costs and asset impairments	Total

Balance at December 31, 2003	$116	$1,395	$1,511
Activity in six months ended June 30, 2004:
Restructuring provisions	312	734	1,046
Property and equipment impairments	—	263	263
Payments	(269)	(511)	(780)
Asset write-downs	—	(263)	(263)

Balance at June 30, 2004	$159	$1,618	$1,777

Current portion – included in accrued expenses			$531

Noncurrent portion – included in other long-term liabilities			$1,246

NOTE 10. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at June 30 is as follows:

(Amounts in thousands)	2004	2003
Balance at January 1,	$588	$1,391
Provisions	120	75
Write offs	(153)	(789)

Balance at June 30,	$555	$677

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

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software — accounted for 30.4% of net revenues in the six months ended June 30, 2004 versus 41.1% of net revenues in the six months ended June 30, 2003. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 69.6% of net revenues in the six months ended June 30, 2004 versus 58.9% of net revenues in the six months ended June 30, 2003.

Since June 2001, we have implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $5.9 million in the quarter ended June 30, 2004. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 174 employees at June 30, 2004.

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

Service revenues include professional services, training and maintenance and support services and out-of-pocket reimbursable expenses. Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site User Training Conferences.

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

In 2004, we started offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a three-year, fixed fee agreement, covering license fees and maintenance and support, payable in 12 equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as product revenue ratably over the term of the subscription agreement. No revenue has been recognized related to these agreements for the six months ended June 30, 2004.

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

Deferred Tax Assets

A deferred tax asset or liability is recorded for temporary differences in the bases of assets and liabilities for book and tax purposes and loss carry forwards based on enacted tax rates expected to be in effect when these temporary items are expected to reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of June 30, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

NET REVENUES

Net revenues decreased by $2.1 million, or 20.3%, to $8.2 million for the quarter ended June 30, 2004 from $10.2 million for the quarter ended June 30, 2003. Product revenues decreased by $2.9 million, or 73.3%, to $1.0 million for the quarter ended June 30, 2004. The number of license contracts with a price of at least $50,000 sold during the quarter decreased from 13 to 9 and the average deal size decreased by 23%. Also, three of the license contracts executed during the quarter ended June 30, 2004, with a total license value of approximately $1.2 million, did not generate any license revenue in the quarter. The revenue for two of the contracts was deferred due to acceptance and product exchange provisions in the respective agreements, and the third contract was a subscription arrangement which will begin generating revenue in the quarter ending September 30, 2004.

Revenues derived from outside the health and life sciences segment decreased by $1.0 million, or 31.2%, to $2.2 million for the quarter ended June 30, 2004 from $3.2 million for the quarter ended June 30, 2003. Meanwhile, revenues in the health and life sciences segment were $1.1 million lower than in the quarter ended June 30, 2003. We believe the decrease in health and life sciences segment product revenues resulted from some normal quarterly fluctuation in our business as well as reduced sales opportunities in this segment brought about by our already significant penetration in this market. Also, our new products including the I-many ContractSphere® Enterprise Contract Management Product Suite (“ECM Suite”), which are targeted to customers in industries both within and outside the health and life sciences segment, remained in early-stage releases, which limited our ability to derive revenues from them and reduce our reliance on our older products. As economic conditions improve and the market for our ECM Suite begins to move past an early adopter stage, which currently appears to be the general but uncertain trend, we anticipate corresponding improvement in demand for our products. Finally, we believe we did not execute on existing sales opportunities in the second quarter of 2004 as well as we could have done, and we are taking steps to address this going forward.

As a percentage of total net revenues, product revenues decreased to 12.8% for the quarter ended June 30, 2004, from 38.1% for the quarter ended June 30, 2003. Meanwhile, service revenues increased by $775,000, or 12.2%, to $7.1 million in the quarter ended June 30, 2004 as compared to $6.3 million in the second quarter of 2003. This increase in service revenues is primarily attributable to an increase in professional services revenues, which resulted from increased utilization of our consulting staff on several large projects, and to a lesser extent an increase in maintenance and support revenues, which resulted from a net increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $126,000, or 3.2%, to $4.1 million for the quarter ended June 30, 2004, from $3.9 million for the quarter ended June 30, 2003. This increase is principally attributable to $235,000 in noncash compensation costs incurred pursuant to non-qualified stock options issued during the second half of 2003, partially offset by a $129,000 reduction in salary and benefit costs resulting from headcount reductions in our client support department.

As a percentage of total net revenues, cost of revenues increased significantly to 49.9% for the quarter ended June 30, 2004, from 38.5% for the quarter ended June 30, 2003. This increase in cost of revenues as a percentage of total net revenues is principally attributable to the significant decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Also, sales and marketing expenses included a one-time, non-cash charge of $795,000 in the quarter ended March 31, 2003 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Sales and marketing expense decreased by $2.1 million, or 49.8%, to $2.1 million in the three months ended June 30, 2004 from $4.3 million in the three months ended June 30, 2003. This decrease is primarily attributable to a $1.5 million decrease in salary, commission and fringe benefit costs, which is a direct result of significant reductions in sales force and related personnel – from 67 employees at June 30, 2003 to 33 at June 30, 2004. Other decreases in expenses included $186,000 in travel and entertainment and $88,000 in sales meeting costs as spending in essentially all respects was reduced. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) decreased to 26.2% for the quarter ended June 30, 2004 from 41.7% for the quarter ended June 30, 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $1.7 million, or 39.8%, to $2.6 million for the quarter ended June 30, 2004 from $4.3 million for the quarter ended June 30, 2003. This decrease is primarily attributable to a $1.5 million reduction in salary and fringe benefit costs and other spending decreases, which are a result of significant reductions in engineering personnel – from 115 employees at June 30, 2003 to 47 at June 30, 2004, partially offset by $181,000 in noncash compensation costs incurred during the quarter ended June 30, 2004 pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, research and development expense decreased to 32.1% for the quarter ended June 30, 2004, from 42.3% for the quarter ended June 30, 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $395,000, or 25.0%, to $1.2 million in the second quarter of 2004 from $1.6 million in the same period in 2003. This decrease is primarily attributable to a $347,000 reduction in salary and fringe benefit costs and other spending decreases, which are a result of reductions in administrative personnel – from 25 employees at June 30, 2003 to 14 at June 30, 2004, partially offset by $91,000 in noncash compensation costs incurred during the quarter ended June 30, 2004 pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, general and administrative expenses decreased to 14.6% for the quarter ended June 30, 2004 from 15.5% for the quarter ended June 30, 2003.

DEPRECIATION. Depreciation expense decreased by $261,000, or 54.3%, from $481,000 in the second quarter of 2003 to $220,000 in the second quarter of 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2000 ($3.9 million) and 2001 ($1.8 million) to the year 2003 ($651,000) and the six months ended June 30, 2004 ($236,000), the majority of these asset additions being depreciated over a three-year life. Also during the quarter ended March 31, 2004, we incurred impairment charges of $278,000 with respect to property and equipment that was no longer in productive use, further reducing the installed base of depreciable assets.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $378,000 in the quarter ended June 30, 2004, which represents a 43.0% decrease from the amortization of $663,000 recorded in the quarter ended June 30, 2003. This decrease is attributable to the discontinued amortization of acquired intangibles for Chi-Cor Information Management, Inc. (“Chicor”) and BCL Vision Ltd. (“BCL”), pursuant to the full impairment write-offs of these assets in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Pricing Analytics in April 2004, we allocated $290,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Pricing Analytics had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 35% to 40% complete. We estimate that the project will be completed in October 2004.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended June 30, 2004, we recorded $162,000 in additional charges related to efforts in prior quarters to streamline operations. Included in this quarter’s charges were $141,000 in incremental severance costs and $21,000 in lease and equipment impairment charges. In the quarter ended March 31, 2003, we made the decision to close our Chicago office as part of our efforts to reduce operating expenses and consolidate operations. In connection with this closure, we incurred an additional charge of $262,000 in the second quarter of 2003, resulting primarily from a reduction in the estimate of future sublease rental receipts. Also, in connection with a reduction of our workforce in our London office and the vacating of our leased space in India, we recorded an impairment loss of $106,000 with respect to property and equipment during the second quarter of 2003.

OTHER INCOME, NET

Other income, net decreased by $64,000 from $93,000 in the quarter ended June 30, 2003, to $29,000 in the quarter ended June 30, 2004. This decrease is primarily the result of a $50,000 insurance recovery that was recorded in 2003.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2003 and the first two quarters of 2004 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended June 30, 2004 and 2003.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

NET REVENUES

Net revenues decreased by $1.8 million, or 8.2%, to $19.6 million for the six months ended June 30, 2004 from $21.3 million for the six months ended June 30, 2003. Product revenues decreased by $2.8 million, or 32.2%, to $5.9 million for the six months ended June 30, 2004. This decrease in product revenues is principally attributable to the reduction in the number of license contracts with a minimum price of at least $50,000 sold during the respective six-month periods from 25 to 17.

Revenues derived from outside the health and life sciences (“Other Industries”) segment decreased by $3.1 million, or 40.2%, to $4.7 million for the six months ended June 30, 2004 from $7.8 million for the six months ended June 30, 2003. As indicated previously in this report, we believe that sales in both of our segments were adversely affected because of our increasing reliance on new products in the I-many ContractSphere® Enterprise Contract Management Product Suite. However, these new products are in early-stage releases, which limited our ability to derive revenues from them and reduce our reliance on our older products. This effect was particularly pronounced in our Other Industries segment. We also believe, as noted previously in this report, that we did not execute on existing sales opportunities in the second quarter of 2004 as effectively as possible.

As a percentage of total net revenues, product revenues decreased to 30.4% for the six months ended June 30, 2004, from 41.1% for the corresponding period in 2003. Meanwhile, service revenues increased by $1.1 million, or 8.5%, to $13.6 million in the six months ended June 30, 2004 as compared to $12.6 million in 2003. This increase in service revenues is primarily attributable to increases in professional services revenues, which resulted from increased utilization of our consulting staff on several large projects, and in maintenance and support revenues, which resulted from a net increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues increased by $323,000, or 4.2%, to $8.0 million for the six months ended June 30, 2004, from $7.6 million for the six months ended June 30, 2003. This increase is principally attributable to $644,000 in noncash compensation costs incurred pursuant to non-qualified stock options issued during the second half of 2003, partially offset by a $358,000 reduction in salary and benefit costs resulting from headcount reductions in our client support department.

As a percentage of total net revenues, cost of revenues increased to 40.7% for the six months ended June 30, 2004, from 35.8% for the same period in 2003. This increase in cost of revenues as a percentage of total net revenues is principally attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. In the quarter ended March 31, 2003, sales and marketing expenses included a one-time, non-cash charge of $795,000 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the noncash warrant charge, sales and marketing expense decreased by $4.2 million, or 49.2%, to $4.4 million in the six months ended June 30, 2004 from $8.6 million in the six months ended June 30, 2003. This decrease is primarily attributable to a $2.8 million decrease in salary, commission and fringe benefit costs, which is a direct result of significant reductions in sales force and related personnel – from 79 employees at March 31, 2003 and 67 employees at June 30, 2003 to 33 employees at June 30, 2004. Other decreases in expenses included $373,000 in travel and entertainment and $318,000 in sales meeting costs as spending in essentially all respects was reduced. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) decreased to 22.3% for the six months ended June 30, 2004 from 40.3% for the same period in 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $2.6 million, or 29.4%, to $6.1 million for the six months ended June 30, 2004 from $8.7 million for the six months ended June 30, 2003. This decrease is primarily attributable to a $2.8 million reduction in salary and fringe benefit costs and other spending decreases, which are a result of significant reductions in engineering personnel – from 115 employees at June 30, 2003 to 47 at June 30, 2004, partially offset by $963,000 in noncash compensation costs incurred during the six months ended June 30, 2004 pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, research and development expense decreased to 31.2% for the six months ended June 30, 2004, from 40.6% for the same period in 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $389,000, or 12.0%, to $2.9 million for six months ended June 30, 2004 from $3.2 million for the same period in 2003. This decrease is primarily attributable to a $480,000 reduction in salary and fringe benefit costs and other spending decreases, which are a result of reductions in administrative personnel – from 25 employees at June 30, 2003 to 14 at June 30, 2004, and a $357,000 decrease in legal expenses, attributable to high non-recurring legal fees incurred in the first quarter of 2003, partially offset by $506,000 in noncash compensation costs incurred during the six months ended June 30, 2004 pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, general and administrative expenses decreased to 14.6% for the six months ended June 30, 2004 from 15.2% for the same period in 2003.

DEPRECIATION. Depreciation expense decreased by $539,000, or 55.6%, from $970,000 in the six months ended June 30, 2003 to $431,000 for the same period in 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2000 ($3.9 million) and 2001 ($1.8 million) to the year 2003 ($651,000) and the six months ended June 30, 2004 ($236,000), the majority of these asset additions being depreciated over a three-year life. Also during the quarter ended March 31, 2004, we incurred impairment charges of $278,000 with respect to property and equipment that was no longer in productive use, further reducing the installed base of depreciable assets.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $709,000 in the six months ended June 30, 2004, which represents a 46.5% decrease from the amortization of $1.3 million recorded in the six months ended June 30, 2003. This decrease is attributable to the discontinued amortization of acquired intangibles for Chi-Cor Information Management, Inc. (“Chicor”) and BCL Vision Ltd. (“BCL”), pursuant to the full impairment write-offs of these assets in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Pricing Analytics in April 2004, we allocated $290,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Pricing Analytics had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 35% to 40% complete. We estimate that the project will be completed in October 2004.

RESTRUCTURING AND OTHER CHARGES. In the six months ended June 30, 2004, we recorded $1.3 million in charges related to ongoing efforts to streamline operations and the partial closing of leased facilities in London, England and Portland, Maine. Costs incurred consisted of $734,000 in accrued cease-use lease charges, $312,000 in severance costs and $263,000 in equipment impairment charges. In the six months ended June 30, 2003, we closed our Chicago and India offices and reduced our workforce in our London office as part of our efforts to reduce operating expenses and consolidate operations. In connection with these closures and headcount reductions, we wrote off $1.5 million in future lease obligations and recognized $160,000 in equipment impairment charges. Also, we recorded a $207,000 charge representing the write-down in value of various other property and equipment assets during the six month period ended June 30, 2003.

OTHER INCOME, NET

Other income, net decreased by $65,000 from $125,000 in the six months ended June 30, 2003, to $60,000 in the six months ended June 30, 2004. This decrease is primarily the result of a $50,000 insurance recovery that was recorded in 2003.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2003 and the first two quarters of 2004 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the six-month periods ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At June 30, 2004, $517,000 of the remaining aggregate proceeds are restricted, of which $483,000 is classified as current restricted cash and $34,000 is classified as non-current restricted cash in the consolidated balance sheet. The remaining non-current restricted cash balance of $647,000 at June 30, 2004 represents cash held on deposit with respect to long-term lease obligations.

At June 30, 2004, we had net working capital of $15.3 million, including cash and cash equivalents of $15.1 million and short-term investments of $5.0 million. Also on June 30, 2004, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the six months ended June 30, 2004 was $3.2 million, as compared to net cash used in operating activities of $9.0 million in the six months ended June 30, 2003. For the six months ended June 30, 2004, net cash used in operating activities consisted principally of the net loss of $4.4 million, as offset by non-cash items depreciation and amortization of $1.1 million, restructuring and other charges of $1.3 million, in-process research and development of $290,000 and noncash stock-based compensation of $2.4 million, and decreases in accrued expenses and deferred revenue of $2.4 million and $2.8 million, respectively, partially offset by a $944,000 decrease in accounts receivable. The year-to-date decrease in accrued expenses resulted largely from: (i) a net $502,000 reduction in the sales commission accrual, a consequence of the decrease in new license deals in the second quarter of 2004 relative to the fourth quarter of 2003, (ii) a $660,000 decrease in the Company’s self-insured medical claims obligation, (iii) $780,000 in year-to-date payments against the restructuring lease and severance accruals, and (iv) a $412,000 reduction in accrued consulting fees. The $2.8 million decrease in deferred revenue is the result of the recognition into revenue of previously-deferred license fees. The $944,000 decrease in accounts receivable was principally attributable to a 75.8% drop in product revenues in the second quarter of 2004 versus the fourth quarter of 2003.

For the six months ended June 30, 2003, net cash used in operating activities consisted of the net loss of $28.4 million, as offset by non-cash items depreciation and amortization of $2.3 million, restructuring and other charges of $1.8 million, impairment charges of $16.8 million and a warrant charge of $795,000, and a $3.4 million decrease in accrued expenses, partially offset by a $1.4 million decrease in accounts receivable. The $3.4 million decrease in accrued expenses resulted largely from payouts of year end bonuses, commissions and other accrued salaries and the $1.0 million payment of an acquisition-related earnout. The $1.4 million decrease in accounts receivable during the period ended June 30, 2003 was principally attributable to a 36.5% drop in product revenues in the second quarter of 2003 versus the fourth quarter of 2002.

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2004 and $25,000 for the six months ended June 30, 2003. Net cash used in investing activities for the six months ended June 30, 2004 consisted principally of $4.0 million in purchases of short-term investments, $385,000 in merger consideration paid with respect to the Pricing Analytics acquisition and $236,000 in property and equipment additions, partially offset by a $1.0 million short-term investment redemption.

Net cash provided by financing activities was $39,000 in the six months ended June 30, 2004, consisting of proceeds from stock option exercises and stock purchase plan receipts and a decrease in restricted cash, mostly offset by payments on existing capital leases. For the six months ended June 30, 2003, net cash used in financing activities of $293,000 was primarily attributable to payments on capital lease financing arrangements.

We currently anticipate that our cash and cash equivalents of $15.1 million and short-term investments of $5.0 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	531	489	42	—	—
Operating Leases	10,267	1,902	3,249	2,923	2,193
Unconditional Purchase Obligations	745	745	—	—	—

Total Contractual Obligations	$11,543	$3,136	$3,291	$2,923	$2,193

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE WILL NEED TO PENETRATE MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to be successful in our efforts to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-healthcare customers have comprised 31.5%, 34.0% and 25.3%, respectively, of our consolidated revenues for the years ended December 31, 2002 and 2003 and for the six months ended June 30, 2004. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We have not been successful in generating the revenue we expected from these markets and we cannot be certain that we will be successful in the future. Although we have had some success in selling to markets outside of healthcare (e.g., foodservice), we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $27.3 million in the year ended December 31, 2002, $39.5 million in the year ended December 31, 2003 and $4.4 million in the six months ended June 30, 2004, and we had an accumulated deficit at June 30, 2004 of $122.2 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide technology solutions. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may require a period of testing the software before accepting it. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

We operate out of our corporate headquarters in Edison, New Jersey, our primary engineering office in Redwood City, California and facilities in Portland, Maine and London, England. Members of our executive management team are based in each of these offices other than the London office. The geographic distance between our offices makes it more difficult for our management and other employees to communicate with each other than if they were all located within a single facility, and, as a result, increases the strain on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which will potentially add to this strain.

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

Under Nasdaq rules, if the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days and we do not regain compliance, we may be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts. On July 26, 2004, the closing price of our common stock was $0.92 and closed below $1.00 per share for the next several days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the periods ended June 30, 2003 and 2004.

As of June 30, 2004, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as short-term investments. All of the Company’s short-term investments are classified as held-to-maturity and have been recorded at amortized cost. At June 30, 2004, the Company had $5.0 million of held-to-maturity investments that consisted of three US Government agency securities and four corporate bonds. Under current investment guidelines, maturities on short-term investments are restricted to one year or less.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2004 which have materially affected or are reasonably likely to materially affect such financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)	Use of Proceeds

The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 27, 2004. The stockholders of the Company elected members of the Board of Directors, ratified the selection of BDO Seidman, LLP as the Company’s independent auditors for 2004, and approved a proposal submitted by a stockholder of the Company for the hiring of an independent consultant to review the Company’s executive and board compensation and compensation practices for the years 2001, 2002 and 2003. The following tables show the results of voting for each matter:

	NUMBER OF SHARES OF COMMON STOCK
Election of members of Board of Directors:	FOR	AGAINST	WITHHELD	BROKER NON- VOTES
William F. Doyle	34,803,862	1,599,161	—	—
Murray B. Low	34,879,225	1,523,798	—	—
A. Leigh Powell	34,802,449	1,600,574	—	—
Karl E. Newkirk	34,804,073	1,598,950	—	—

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	ABSTAINED	BROKER NON- VOTES
Ratified selection of BDO Seidman, LLP	32,894,523	3,469,806	38,694	—

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	ABSTAINED	BROKER NON- VOTES
Shareholder proposal re: compensation review	7,286,729	6,154,310	360,196	22,601,788

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits listed on the Exhibit Index are filed herewith.

(b)	Reports on Form 8-K:

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

I-MANY, INC

Date: August 2, 2004	By:	/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer and Treasurer

/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. sec. 1350.