Form 10-Q
period 2004-09-30
I MANY INC
filed 2004-11-08
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

On October 31, 2004, 41,949,358 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$15,534	$21,864
Restricted cash	327	871
Short-term investments	4,528	2,019
Accounts receivable, net of allowance	9,050	10,057
Prepaid expenses and other current assets	1,030	819

Total current assets	30,469	35,630

Property and equipment, net	1,320	1,879
Restricted cash	659	377
Other assets	122	330
Acquired intangible assets, net	2,475	2,822
Goodwill	8,667	8,531

Total assets	$43,712	$49,569

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,898	$1,483
Accrued expenses	4,758	5,989
Current portion of deferred revenue	7,935	7,180
Current portion of capital lease obligations	327	709

Total current liabilities	14,918	15,361

Deferred revenue, net of current portion	271	3,816
Capital lease obligations, net of current portion	14	128
Other long-term liabilities	1,325	1,109

Total liabilities	16,528	20,414

Series A redeemable convertible preferred stock, $.01 value
Authorized – 1,700 shares
Issued and outstanding – none	—	—
Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized – 5,000,000 shares; designated 1,700 shares
Issued and outstanding – none	—	—
Common stock, $.0001 par value —
Authorized – 100,000,000 shares
Issued and outstanding – 41,846,124 and 40,550,590 shares at September 30, 2004 and December 31, 2003, respectively	4	4
Additional paid-in capital	150,589	150,613
Deferred stock-based compensation	(470)	(3,680)
Accumulated other comprehensive income	49	43
Accumulated deficit	(122,988)	(117,825)

Total stockholders’ equity	27,184	29,155

Total liabilities and stockholders’ equity	$43,712	$49,569

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenues:
Product	$2,393	$1,227	$8,341	$9,996
Services	6,914	6,056	20,551	18,624

Total net revenues	9,307	7,283	28,892	28,620
Cost of revenues	3,788	4,111	11,757	11,757

Gross profit	5,519	3,172	17,135	16,863

Operating expenses:
Sales and marketing	1,964	3,287	6,335	12,689
Research and development	2,759	4,169	8,879	12,840
General and administrative	1,068	1,291	3,921	4,533
Depreciation	233	438	664	1,408
Amortization of other acquired intangible assets	378	331	1,087	1,656
In-process research and development	—	—	290	—
Impairment of acquired intangible assets	—	—	—	2,019
Impairment of goodwill	—	—	—	14,767
Restructuring and other charges	62	359	1,371	2,188

Total operating expenses	6,464	9,875	22,547	52,100

Loss from operations	(945)	(6,703)	(5,412)	(35,237)
Other income, net	107	77	167	202

Loss before income taxes	(838)	(6,626)	(5,245)	(35,035)
Benefit from income taxes	(82)	—	(82)	—

Net loss	$(756)	$(6,626)	$(5,163)	$(35,035)

Basic and diluted net loss per common share	$(0.02)	$(0.16)	$(0.13)	$(0.87)

Weighted average shares outstanding	41,575	40,451	41,076	40,424

See notes to condensed consolidated financial statements

I-MANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(5,163)	$(35,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,751	3,064
In-process research and development	290	—
Restructuring and other charges	1,371	2,188
Impairment of goodwill and acquired intangible assets	—	16,786
Amortization of deferred stock-based compensation	2,791	489
Provision for doubtful accounts	170	169
Noncash marketing expense related to issuance of warrant	—	795
Noncash cost of revenue related to issuance of stock	—	75
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	858	4,099
Prepaid expense and other current assets	(211)	21
Accounts payable	414	(114)
Accrued expenses and other liabilities	(2,578)	(2,796)
Deferred revenue	(2,790)	2,851
Deferred rent	3	(6)

Net cash used in operating activities	(3,094)	(7,414)

Cash Flows from Investing Activities:
Purchases of property and equipment	(451)	(52)
Proceeds from disposition of property and equipment	35	—
Cash paid to acquire Pricing Analytics, Inc.	(633)	—
Purchases of short-term investments	(4,509)	—
Redemptions of short-term investments	2,000	—
(Increase) decrease in other assets	162	(225)

Net cash used in investing activities	(3,396)	(277)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(497)	(390)
(Increase) decrease in restricted cash	262	(421)
Redemption of common stock	—	(106)
Proceeds from exercise of stock options	322	32
Proceeds from Employee Stock Purchase Plan	73	58

Net cash provided by (used in) financing activities	160	(827)

Net decrease in cash and cash equivalents	(6,330)	(8,518)
Cash and cash equivalents, beginning of period	21,864	35,979

Cash and cash equivalents, end of period	$15,534	$27,461

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$25	$56

Cash refunded during the period for income taxes	$82	$—

Supplemental Disclosure of Noncash Activities:
Cash consideration payable to former shareholders of Pricing Analytics, Inc.	$497	$—

Issuance of warrant to purchase common stock	$—	$795

Property and equipment acquired under capital leases	$—	$490

Increase (decrease) in deferred stock-based compensation, net of forfeitures	$(419)	$1,463

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2003 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

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

Stock Options:

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. The Company accounts for stock options and awards granted to non-employees other than directors using the fair value method.

Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the excess, if any, of the current fair value of the underlying common stock on the measurement date over the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees other than directors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for such non-employee awards is generally the date that performance of certain services is complete.

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2004	2003	2004	2003
Net loss, as reported	$(756)	$(6,626)	$(5,163)	$(35,035)
Add: stock-based compensation recorded	348	466	2,791	489
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(666)	(548)	(4,729)	(2,690)

Pro forma net loss	$(1,074)	$(6,708)	$(7,101)	$(37,236)

Basic & Diluted net loss per share:
As reported	$(0.02)	$(0.16)	$(0.13)	$(0.87)

Pro forma	$(0.03)	$(0.17)	$(0.17)	$(0.92)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which have a more accelerated vesting period as described below.

In July 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to certain employees, vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $440,000 was recognized as compensation expense in the nine months ended September 30, 2004, all of which was recognized in the three months ended March 31, 2004.

In December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and the remaining 50% will vest on or about February 7, 2005. The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $303,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $249,000 and $1.5 million, respectively, were amortized in the three-month and nine-month periods ended September 30, 2004 as compensation expense and $348,000 was recorded as deferred compensation in stockholders’ equity at September 30, 2004.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business, vested 50% on June 30, 2004 and the remaining 50% will vest on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $244,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $88,000 and $795,000, respectively, were amortized in the three-month and nine-month periods ended September 30, 2004 as compensation expense and $111,000 was recorded as deferred compensation in stockholders’ equity at September 30, 2004.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the nine months ended ended September 30:

	2004	2003
Risk-free interest rates	3.9%	3.2%
Dividend yield	—	—
Volatility	105%	125%
Expected term	7 years	7 years
Weighted average fair value of options granted during the period	$1.05	$1.04

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. RECLASSIFICATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

NOTE 4. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 4,291,315 and 1,149,467 for the three months ended September 30, 2004 and 2003, respectively, and 5,186,782 and 395,072 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5. SIGNIFICANT CUSTOMERS

The Company had a certain customer which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2004	2003		2004	2003
Customer A	15%		*	25%		*

The Company had a certain customer whose accounts receivable balance individually represented a significant percentage of total receivables, as follows:

	September 30,
	2004	2003
Customer A	27%		*

*	was less than 10% of the Company’s total

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

NOTE 7. ACQUISITION

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which markets software used to evaluate pricing strategies, for a purchase price of up to $3.0 million. The Pricing Analytics acquisition provides the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and other industries segments. The initial merger consideration of $1.2 million consisted of $995,000 in cash and Company common stock consideration, assumed liabilities of $36,000, estimated transaction costs of $60,000 and advance royalties of $75,000 previously paid by the Company to Pricing Analytics in 2003. The first three installments of consideration, amounting to $250,000, $248,000 and $248,000, respectively, were paid in cash on April 2, 2004, July 1, 2004 and October 4, 2004. The final installment of $248,000, which is due on January 1, 2005, is payable in cash or common stock at the Company’s election. In addition, upon achievement of certain revenue milestones through March 31, 2005, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at the Company’s election. The Company has consolidated the operating results of Pricing Analytics beginning on the date of acquisition. No pro forma information for the periods ended September 30, 2004 has been presented as this acquisition was not material.

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

The value of the purchased in-process research and development was computed using a discount rate of 45% on the projected incremental revenue stream of the product enhancements, net of anticipated costs and expenses. The 45% discount rate was derived based on the Company’s estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Pricing Analytics. The determined value was then adjusted to reflect only the value creation efforts of Pricing Analytics prior to the close of the acquisition. At the time of the acquisition, the project was approximately 35% to 40% complete. The Company invested approximately $135,000 in the project following acquisition. The project’s development progressed, in all material respects, consistently with the assumptions that the Company had used for estimating its fair value. The project was completed in October 2004.

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

(Amounts in thousands)	Health and Life Sciences	Other Industries	Undesignated	Totals
At and for the three months ended September 30, 2004:

Revenues	$6,590	$2,717	$—	$9,307
Depreciation and amortization	454	1	156	611
Segment income (loss)	1,431	(2,031)	(156)	(756)
Segment assets	33,830	2,994	6,888	43,712
Expenditures for segment assets	215	—	—	215
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2004:

Revenues	$21,483	$7,409	$—	$28,892
Depreciation and amortization	1,266	16	469	1,751
Segment income (loss)	3,070	(7,764)	(469)	(5,163)
Expenditures for segment assets	451	—	—	451

At and for the three months ended September 30, 2003:

Revenues	$4,493	$2,790	$—	$7,283
Depreciation and amortization	454	159	156	769
Segment loss	(3,111)	(3,359)	(156)	(6,626)
Segment assets	40,453	4,774	7,513	52,740
Expenditures for segment assets	54	—	—	54
Goodwill	2,580	—	5,951	8,531

For the nine months ended September 30, 2003:

Revenues	$17,988	$10,632	$—	$28,620
Depreciation and amortization	1,346	1,250	468	3,064
Segment loss	(7,978)	(26,589)	(468)	(35,035)
Expenditures for segment assets	449	93	—	542

Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the Company’s acquisition of Menerva Technologies, Inc. (“Menerva”).

NOTE 9. RESTRUCTURING AND OTHER CHARGES

In March 2004, the Company completed the reduction of its workforce that it had begun in July 2003 to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. In the nine months ended September 30, 2004, the Company recorded (i) accrued cease-use lease charges of $484,000 and $180,000 in connection with the partial closing of its facilities in London, England and Portland, Maine, respectively, (ii) an additional $140,000 in cease-use lease charges related to its closed Chicago office, (iii) $312,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) impairment charges of $255,000 with respect to property and equipment that were no longer in productive use. Of these amounts, $62,000 in lease and equipment charges were incurred during the quarter ended September 30, 2004. With respect to the partial closing of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. No sublease assumption was incorporated in the calculation of the cease-use lease accrual with respect to the Portland office because the lease expired in April 2004.

In the quarter ended March 31, 2003, the Company took actions to reduce its operating expenses in order to better align its cost structure with projected revenues. These actions included the closing of its Chicago, Illinois office. With respect to its decision to close its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003. In the nine months ended September 30, 2003, the Company incurred charges of approximately $1.4 million related to the Chicago office closing.

In connection with the planned sale of the health and life sciences operation, the Company incurred severance costs of $314,000 for employees that were terminated during the quarter ended September 30, 2003. Also, the Company made plans to vacate its leased office space in India and incurred a $73,000 charge representing the discounted value of the remaining lease payments for this facility. Also in the nine months ended September 30, 2003, the Company recorded impairment losses of $367,000 with respect to property and equipment that was no longer in productive use.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

(Amounts in thousands)	Employee Severance Costs	Lease costs and asset impairments	Total

Balance at December 31, 2003	$116	$1,395	$1,511

Activity in nine months ended September 30, 2004:
Restructuring provisions	312	804	1,116
Property and equipment impairments	—	255	255
Payments	(347)	(757)	(1,104)
Asset write-downs	—	(255)	(255)

Balance at September 30, 2004	$81	$1,442	$1,523

Current portion – included in accrued expenses			$333

Noncurrent portion – included in other long-term liabilities			$1,190

NOTE 10. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at September 30 is as follows:

(Amounts in thousands)	2004	2003
Balance at January 1,	$588	$1,391

Provisions	170	169
Write offs	(373)	(792)

Balance at September 30,	$385	$768

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

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 22 of the 25 largest world-wide pharmaceutical manufacturers, ranked according to 2003 annual healthcare revenues. As the depth and breadth of our product suites have expanded, we have added companies in the other industries markets to our customer base.

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software, and collection products — accounted for 28.9% of net revenues in the nine months ended September 30, 2004 versus 34.9% of net revenues in the nine months ended September 30, 2003. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 71.1% of net revenues in the nine months ended September 30, 2004 versus 65.1% of net revenues in the nine months ended September 30, 2003.

From June 2001 through March 2004, we implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $5.8 million in the quarter ended September 30, 2004. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 179 employees at September 30, 2004.

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

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a three-year, fixed fee agreement, covering license fees and maintenance and support, payable in 12 equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as product revenue ratably over the term of the subscription agreement. During the nine months ended September 30, 2004, $34,000 in revenue was recognized related to these agreements.

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

Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

NET REVENUES

Net revenues increased by $2.0 million, or 27.8%, to $9.3 million for the quarter ended September 30, 2004 from $7.3 million for the quarter ended September 30, 2003. Product revenues increased by $1.2 million, or 95.0%, to $2.4 million for the quarter ended September 30, 2004. The number of license contracts with a price of at least $50,000 sold during the quarter increased from six to seven, three of which were new customers, and the average deal size increased by 83% as compared to the third quarter of 2003. Excluded from product revenues in the quarter ended September 30, 2003 was $3.7 million in license fees that did not qualify for immediate revenue recognition due to change of control cancellation privileges, such amount being recognized into revenue in the quarters ended December 31, 2003 and March 31, 2004.

Revenues in the health and life sciences segment increased by $2.1 million, or 46.7%, to $6.6 million versus $4.5 million in the quarter ended September 30, 2003. We believe this increase in health and life sciences segment product revenues resulted primarily from normal quarterly fluctuation in our business. Meanwhile, revenues derived from outside the health and life sciences segment were essentially flat, decreasing by $73,000 to $2.7 million for the quarter ended September 30, 2004. Our new products including the I-many ContractSphere® Enterprise Contract Management Product Suite (“ECM Suite”), which are targeted to customers in industries primarily outside the health and life sciences segment, remained in early-stage releases, which limited our ability to derive revenues from them and reduce our reliance on our older products. As economic conditions improve and the market for our ECM Suite begins to move past an early adopter stage, which appears to be the general but uncertain trend, we anticipate corresponding improvement in demand for our products.

As a percentage of total net revenues, product revenues increased to 25.7% for the quarter ended September 30, 2004, from 16.8% for the quarter ended September 30, 2003. Meanwhile, service revenues increased by $858,000, or 14.2%, to $6.9 million in the quarter ended September 30, 2004 as compared to $6.1 million in the third quarter of 2003. This increase in service revenues was primarily attributable to an increase in professional services revenues, which resulted from increased utilization of our consulting staff on several large projects, and to a lesser extent an increase in maintenance and support revenues, which resulted from a net increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $323,000, or 7.9%, to $3.8 million for the quarter ended September 30, 2004, from $4.1 million for the quarter ended September 30, 2003. This decrease was primarily attributable to a $155,000 reduction in salary and benefit costs resulting from headcount reductions in our professional services and client support departments from a combined 84 at September 30, 2003 to 77 at September 30, 2004.

As a percentage of total net revenues, cost of revenues decreased significantly to 40.7% for the quarter ended September 30, 2004, from 56.4% for the quarter ended September 30, 2003. This decrease in cost of revenues as a percentage of total net revenues was principally attributable to (i) the improvement in the utilization of our professional services (“PS”) staff, as evidenced by an increase in PS revenues accompanied by a reduction in PS expenses, and (ii) the significant increase in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense decreased by $1.3 million, or 40.2%, to $2.0 million in the three months ended September 30, 2004 from $3.3 million in the three months ended September 30, 2003. This decrease is primarily attributable to a $1.0 million decrease in salary, commission and fringe benefit costs, which is a direct result of significant reductions in sales force and related personnel from an average of 55 employees in the third quarter of 2003 to an average of 33 employees in the third quarter of 2004. Other decreases in expenses included $108,000 in travel and entertainment as spending in essentially all respects was reduced. As a percentage of total net revenues, sales and marketing expense decreased to 21.1% for the quarter ended September 30, 2004 from 45.1% for the quarter ended September 30, 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $1.4 million, or 33.8%, to $2.8 million for the quarter ended September 30, 2004 from $4.2 million for the quarter ended September 30, 2003. This decrease is primarily attributable to a $1.1 million reduction in salary and fringe benefit costs and other spending decreases, which are a result of significant reductions in engineering personnel from an average of 104 employees in the third quarter of 2003 to an average of 50 employees in the third quarter of 2004. As a percentage of total net revenues, research and development expense decreased to 29.6% for the quarter ended September 30, 2004, from 57.2% for the quarter ended September 30, 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $223,000, or 17.3%, to $1.1 million in the third quarter of 2004 from $1.3 million in the same period in 2003. This decrease is principally attributable to a $131,000 reduction in salary and fringe benefit costs and other spending decreases, which are a result of reductions in administrative personnel from an average of 22 employees in the third quarter of 2003 to 15 at September 30, 2004, and a $94,000 reduction in the bad debt provision. As a percentage of total net revenues, general and administrative expenses decreased to 11.5% for the quarter ended September 30, 2004 from 17.7% for the quarter ended September 30, 2003.

DEPRECIATION. Depreciation expense decreased by $205,000, or 46.8%, from $438,000 in the third quarter of 2003 to $233,000 in the third quarter of 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2000 ($3.9 million) and 2001 ($1.8 million) to the year 2003 ($651,000) and the nine months ended September 30, 2004 ($451,000), the majority of these asset additions being depreciated over a three-year life. Also during the quarter ended March 31, 2004, we incurred impairment charges of $278,000 with respect to property and equipment that was no longer in productive use, further reducing the installed base of depreciable assets.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $378,000 in the quarter ended September 30, 2004, which represents a 14.2% increase from the amortization of $331,000 recorded in the quarter ended September 30, 2003. This increase is attributable to the acquisition of Pricing Analytics in April 2004.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2004, we recorded $62,000 in additional charges related to efforts in prior quarters to streamline operations. Included in this quarter’s charges were $70,000 in incremental lease impairment charges partially offset by $8,000 in proceeds realized from dispositions of written-off equipment. In the three months ended September 30, 2003, we incurred severance costs of $314,000 for employees whose employment was terminated during the quarter. Also recorded in the quarter ended September 30, 2003 was an impairment loss of $73,000 related to the closing of the India office, such amount representing the net present value of future office lease costs. These charges were partially offset by a $28,000 reduction in the provision for future lease costs for the Chicago office space, which was vacated during the first quarter of 2003.

OTHER INCOME, NET

Other income, net, increased by $30,000 from $77,000 in the quarter ended September 30, 2003, to $107,000 in the quarter ended September 30, 2004. This increase is primarily attributable to a decrease in state taxes resulting from the true-up of tax credits resulting from the filing of 2003 state franchise tax returns.

BENEFIT FROM INCOME TAXES

In the quarter ended September 30, 2004, we recorded an $82,000 benefit resulting from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carry back benefit, we incurred operating losses for all quarters in 2003 and the first three quarters of 2004 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

NET REVENUES

Net revenues increased by $272,000, or 0.9%, to $28.9 million for the nine months ended September 30, 2004 from $28.6 million for the nine months ended September 30, 2003. Product revenues decreased by $1.7 million, or 16.6%, to $8.3 million for the nine months ended September 30, 2004 from the same period in 2003. This decrease in product revenues was principally attributable to the reduction in the number of license contracts with a minimum price of at least $50,000 sold during the respective nine-month periods from 31 to 25.

Revenues derived from outside the health and life sciences (“Other Industries”) segment decreased by $3.2 million, or 30.3%, to $7.4 million for the nine months ended September 30, 2004 from $10.6 million for the nine months ended September 30, 2003. We believe that sales in both of our segments were adversely affected because of our increasing reliance on new products in our ECM Suite. See “- Results of Operations – Comparison of the Three Month Periods Ended September 30, 2004 and 2003 – Net Revenues.” However, these new products are in early-stage releases, which limited our ability to derive revenues from them and reduce our reliance on our older products. This effect was particularly pronounced in our Other Industries segment.

As a percentage of total net revenues, product revenues decreased to 28.9% for the nine months ended September 30, 2004, from 34.9% for the corresponding period in 2003. Meanwhile, service revenues increased by $1.9 million, or 10.3%, to $20.6 million in the nine months ended September 30, 2004 as compared to $18.6 million in 2003. This increase in service revenues was primarily attributable to increases in professional services revenues, which resulted from increased utilization of our consulting staff on several large projects, and in maintenance and support revenues, which resulted from a net increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues remained unchanged at $11.8 million for the nine months ended September 30, 2004 versus the same period in 2003. A $788,000 reduction in salary and benefit costs resulting from headcount reductions in our PS and client support departments was offset by (i) $604,000 in incremental noncash compensation costs incurred pursuant to non-qualified stock options issued during the second half of 2003 and (ii) a $184,000 increase in consulting fees.

As a percentage of total net revenues, cost of revenues remained essentially unchanged at 40.7% for the nine months ended September 30, 2004 versus 41.1% for the same period in 2003. The improvement in the utilization of our PS staff, as evidenced by an increase in PS revenues accompanied by a reduction in PS expenses, was very nearly offset by the decrease in margin resulting from the reduction in product revenues in 2004 versus 2003 as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. In the nine months ended September 30, 2003, sales and marketing expenses included a one-time, non-cash charge of $795,000 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the noncash warrant charge, sales and marketing expense decreased by $5.6 million, or 46.7%, to $6.3 million in the nine months ended September 30, 2004 from $11.9 million in the nine months ended September 30, 2003. This decrease is primarily attributable to a $2.8 million decrease in salary, commission and fringe benefit costs, which is a direct result of significant reductions in sales force and related personnel from an average of 72 employees in the nine months ended September 30, 2003 to an average of 32 employees in the comparable period in 2004. Other decreases in expenses included $481,000 in travel and entertainment and $317,000 in sales meeting costs as spending in essentially all respects was reduced. As a percentage of total net revenues, sales and marketing expense (excluding the noncash warrant charge) decreased to 21.9% for the nine months ended September 30, 2004 from 41.6% for the same period in 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $3.9 million, or 30.8%, to $8.9 million for the nine months ended September 30, 2004 from $12.8 million for the nine months ended September 30, 2003. This decrease is primarily attributable to a $3.8 million reduction in salary and fringe benefit costs and other spending decreases, which are a result of significant reductions in engineering personnel from an average of 114 employees in the nine months ended September 30, 2003 to an average of 52 employees in the comparable period in 2004. Partially offsetting the decrease in salary costs was an $872,000 increase in noncash compensation costs incurred during the nine months ended September 30, 2004 relative to the same period in 2003, pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, research and development expense decreased to 30.7% for the nine months ended September 30, 2004, from 44.9% for the same period in 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $612,000, or 13.5%, to $3.9 million for nine months ended September 30, 2004 from $4.5 million for the same period in 2003. This decrease is primarily attributable to (i) a $480,000 reduction in salary and fringe benefit costs and other spending decreases, which are a result of reductions in administrative personnel from an average of 24.5 employees in the nine months ended September 30, 2003 to an average of 14 employees in the comparable period in 2004, and (ii) a $282,000 decrease in legal expenses, attributable to high non-recurring legal fees incurred in the first quarter of 2003. The cost decreases were partially offset by a $550,000 increase in noncash compensation costs incurred during the nine months ended September 30, 2004 relative to the same period in 2003, pursuant to non-qualified stock options issued during the second half of 2003. As a percentage of total net revenues, general and administrative expenses decreased to 13.6% for the nine months ended September 30, 2004 from 15.8% for the same period in 2003.

DEPRECIATION. Depreciation expense decreased by $744,000, or 52.8%, from $1.4 million in the nine months ended September 30, 2003 to $664,000 for the same period in 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2000 ($3.9 million) and 2001 ($1.8 million) to the year 2003 ($651,000) and the nine months ended September 30, 2004 ($451,000), the majority of these asset additions being depreciated over a three-year life. Also during the quarter ended March 31, 2004, we incurred impairment charges of $278,000 with respect to property and equipment that was no longer in productive use, further reducing the installed base of depreciable assets.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $1.1 million in the nine months ended September 30, 2004, which represents a 34.4% decrease from the amortization of $1.7 million recorded in the nine months ended September 30, 2003. This decrease is attributable to the discontinued amortization of acquired intangibles for Chi-Cor Information Management, Inc. and BCL Vision Ltd., pursuant to the full impairment write-offs of these assets in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Pricing Analytics in April 2004, we allocated $290,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Pricing Analytics had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 35% to 40% complete. The project was completed in October 2004.

RESTRUCTURING AND OTHER CHARGES. In the nine months ended September 30, 2004, we recorded $1.4 million in charges related to ongoing efforts to streamline operations and the partial closing of leased facilities in London, England and Portland, Maine. Costs incurred consisted of $804,000 in accrued cease-use lease charges, $312,000 in severance costs and $255,000 in equipment impairment charges. In the nine months ended September 30, 2003, we closed our Chicago and India offices and reduced our workforce as part of our efforts to reduce operating expenses and consolidate operations. In connection with these closures and headcount reductions, we wrote off $1.5 million in future lease obligations, recognized $160,000 in equipment impairment charges, and incurred severance costs of $314,000 for employees whose employment was terminated during the quarter ended September 30, 2003 as part of this downsizing effort. Also, we recorded a $207,000 charge representing the write-down in value of various other property and equipment assets during the nine month period ended September 30, 2003.

OTHER INCOME, NET

Other income, net, decreased by $35,000 from $202,000 in the nine months ended September 30, 2003, to $167,000 in the nine months ended September 30, 2004. This decrease is primarily the result of a $50,000 insurance recovery that was realized in 2003.

BENEFIT FROM INCOME TAXES

In the quarter ended September 30, 2004, we recorded an $82,000 benefit resulting from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carry back benefit, we incurred operating losses for all quarters in 2003 and the first three quarters of 2004 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At September 30, 2004, $340,000 of the remaining aggregate proceeds are restricted, of which $327,000 is classified as current restricted cash and $13,000 is classified as non-current restricted cash in the consolidated balance sheet. The remaining non-current restricted cash balance of $646,000 at September 30, 2004 represents cash held on deposit with respect to long-term lease obligations.

At September 30, 2004, we had net working capital of $15.6 million, including cash and cash equivalents of $15.5 million and short-term investments of $4.5 million. This compares to net working capital balances of $15.3 million at June 30, 2004 and $20.3 million at December 31, 2003. Also on September 30, 2004, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the nine months ended September 30, 2004 was $3.1 million, as compared to net cash used in operating activities of $7.4 million in the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net cash used in operating activities consisted principally of the net loss of $5.2 million, as offset by non-cash items depreciation and amortization of $1.8 million, restructuring and other charges of $1.4 million, in-process research and development of $290,000 and noncash stock-based compensation of $2.8 million, and decreases in accrued expenses and deferred revenue of $2.6 million and $2.8 million, respectively, partially offset by a $858,000 decrease in accounts receivable. The year-to-date decrease in accrued expenses resulted largely from: (i) $1.1 million in year-to-date payments against the restructuring lease and severance accruals, (ii) a $660,000 decrease in the Company’s self-insured medical claims obligation, (iii) a net $427,000 reduction in the sales commission accrual, a consequence of the decrease in new license deals in the third quarter of 2004 relative to the fourth quarter of 2003, and (iv) a $381,000 reduction in accrued consulting fees. The $2.8 million decrease in deferred revenue is the result of the recognition into revenue of previously-deferred license fees. The $858,000 decrease in accounts receivable was principally attributable to a 44.2% drop in product revenues in the third quarter of 2004 versus the fourth quarter of 2003.

For the nine months ended September 30, 2003, net cash used in operating activities consisted of the net loss of $35.0 million, as offset by the following non-cash items which totaled $23.4 million: depreciation and amortization of $3.3 million, impairment of goodwill and acquired intangible assets of $16.8 million, restructuring and other charges of $2.0 million, and noncash warrant, option and stock charges of $1.3 million. Also offsetting this adjusted net loss was a $4.1 million decrease in accounts receivable (net of provision for doubtful accounts of $169,000) and a $2.9 million increase in deferred revenue, partially offset by a $2.8 million decrease in accrued expenses. The reduction in accounts receivable was largely attributable to improved collection efforts and a decrease in license revenue. The increase in deferred revenue resulted primarily from the $3.7 million in deferred license fees generated in the quarter ended September 30, 2003, and the decrease in accrued expenses consisted primarily of 2003 payouts of 2002 year end bonuses, commissions and other accrued salaries and the 2003 payment of the $1.0 acquisition-related earnout to shareholders of NetReturn LLC, which was acquired in March 2002.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2004 and $277,000 for the nine months ended September 30, 2003. Net cash used in investing activities for the nine months ended September 30, 2004 consisted principally of $4.5 million in purchases of short-term investments, $633,000 in merger consideration paid with respect to the Pricing Analytics acquisition and $451,000 in property and equipment additions, partially offset by $2.0 million of short-term investment redemptions. For the nine months ended September 30, 2003, net cash used in investing activities consisted principally of a $225,000 increase in other assets.

Net cash provided by financing activities was $160,000 in the nine months ended September 30, 2004, consisting of proceeds from stock option exercises and stock purchase plan receipts and a decrease in restricted cash, mostly offset by payments on existing capital leases. For the nine months ended September 30, 2003, net cash used in financing activities of $827,000 was primarily attributable to payments on capital lease financing arrangements and an increase in restricted cash.

We currently anticipate that our cash and cash equivalents of $15.5 million and short-term investments of $4.5 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	347	333	14	—	—
Operating Leases	9,750	1,806	3,184	2,898	1,862
Unconditional Purchase Obligations	497	497	—	—	—

Total Contractual Obligations	$10,594	$2,636	$3,198	$2,898	$1,862

Note: Capital Lease Obligations amounts in the above table include interest.

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

THE BID PRICE OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET HAS BEEN BELOW $1.00 PER SHARE, AND UNLESS THE BID PRICE INCREASES OUR COMMON STOCK WILL BE DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH WILL REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL NECESSARY CAPITAL.

On September 2, 2004 we received written notification from Nasdaq that we were not in compliance with Nasdaq listing requirements, specifically Marketplace Rule 4450(b)(4), because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days no later than February 28, 2005. If we do not regain compliance by February 28, 2005, we may be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market will reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and adversely affect our sales efforts.

WE WILL NEED TO PENETRATE MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to be successful in our efforts to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-healthcare customers have comprised 31.5%, 34.0% and 25.6%, respectively, of our consolidated revenues for the years ended December 31, 2002 and 2003 and for the nine months ended September 30, 2004. The Company must continue to evolve its products and sales and marketing strategies in order to be successful in these markets. We have not been successful in generating the revenue we expected from these markets and we cannot assure you that we will be successful in the future. Although we have had some success in selling to markets outside of healthcare (e.g., foodservice), we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting. While we believe that the contractual purchase relationships between manufacturers and customers in these markets have similar attributes to those in the healthcare market, we cannot assure you that our assumptions are correct.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $27.3 million in the year ended December 31, 2002, $39.5 million in the year ended December 31, 2003 and $5.2 million in the nine months ended September 30, 2004, and we had an accumulated deficit at September 30, 2004 of $123.0 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the periods ended September 30, 2003 and 2004.

As of September 30, 2004, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as short-term investments. All of the Company’s short-term investments are classified as held-to-maturity and have been recorded at amortized cost. At September 30, 2004, the Company had $4.5 million of held-to-maturity investments that consisted of three US Government agency securities and four corporate bonds. Under current investment guidelines, maturities on short-term investments are restricted to one year or less.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004 which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.

ITEM 6. EXHIBITS

(a) The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: November 5, 2004	By:	/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer and Treasurer

/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Employment offer letter for Kirk Krappe, dated April 30, 2004 and countersigned on July 8, 2004

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. sec. 1350.

99.1	Report of Compensation Resources, Inc., dated October 2004, on market analysis of executive and director compensation, pursuant to resolution of the Company’s shareholders on May 27, 2004