Form 10-K
period 2004-12-31
I MANY INC
filed 2005-03-16
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

As of March 1, 2005, 42,896,053 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2004) was approximately $33 million.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2004

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

OVERVIEW

In December 2004, we announced an agreement to merge our Company with Selectica, Inc. for an all-cash purchase price to our shareholders of $1.55 per outstanding share, subject to the approval of our shareholders and other conditions. To date, all significant conditions to the closing of this sale have been satisfied except for shareholder approval. The special meeting of shareholders of our Company to consider and vote upon the proposed sale is scheduled for March 30, 2005. Certain major shareholders have publicly announced their opposition to the merger, and accordingly we cannot assure you that the merger will be approved. On March 1, the closing price of our common stock on Nasdaq was $1.59 per share.

We provide software and related professional services that allow our clients to manage important aspects of their contract-based, business-to-business relationships, including:

•	Contract creation, repository, actionable terms tracking, date and event monitoring and reporting

•	Contract compliance management for verification of compliance and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

•	Cash collection, deductions management and dispute resolution, often based on analysis of agreed to contract terms and conditions and

•	Evaluation of the effectiveness of contracts and business operations.

In 2004, software license fees comprised 29.4% of our total revenue, and services fees comprised 70.6%.

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers and purchasers.

We operate our business in two segments, our health and life sciences line of business and our other industries (which we call our “industry solutions”) business. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors, hospitals, group purchasing organizations and managed care organizations. Our industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, electronics, service providers, disposables, consumer durables, industrial products, chemicals, apparel, and telecommunications. Our primary products and services were originally developed to manage complex contract purchasing relationships in the health and life sciences industry, and we currently count 22 of the largest 25 pharmaceutical manufacturers, ranked according to 2003 annual healthcare revenues, as customers. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base. We currently have more than 280 customers including Bayer, Eli Lilly, Astra Zeneca, Aventis, Procter & Gamble, Honeywell Aerospace, Metaldyne, RONA, Del Monte, Frito Lay and Dr. Pepper/Seven Up. In 2004, approximately 72.7% of our revenues were from health and life sciences customers and 27.3% of our revenues were from industry solutions sources.

We deliver our products chiefly through two means: (1) software licensed for installation on our clients’ computer systems, and (2) to a lesser extent, software licensed on an application service provider basis which we host on servers operated and supported by third-party providers. While some of our software products are focused on customers in our health and life sciences market—I-many Medicaid™ and I-many Government Pricing™, for example—many of our products are useful solutions for companies in both our industry solutions market and our health and life sciences market. See “Products and Services—Products” below.

THE BUSINESS-TO-BUSINESS MARKETPLACE

We believe that the growth of business-to-business trade is characterized, and will continue to be characterized, by the increasing use of contracts between supply chain participants and the need to ensure that terms negotiated in contracts are in fact being observed and tracked for compliance. In our targeted industries—health and life sciences, consumer products, foodservice, industrial products, chemicals, apparel and other industries where complex purchase contracts exist—the process of making, managing and maximizing contracts throughout their life cycle and identifying and resolving contract compliance issues are often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contracts. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates while simultaneously ensuring pricing compliance with myriad governmental regulations and other tasks associated with them often result in high administrative costs and disputes involving substantial amounts of money.

Supply chain participants frequently use sales and purchasing contracts to facilitate the purchase and sale of goods and services. These contracts—among supply chain participants, such as manufacturers, distributors, retailers, demand aggregators such as buying groups, and the end users of goods and services—allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. These contracts often establish price and non-price incentives, which can be based upon multiple factors, including:

•	total volume of products purchased

•	overall sales of particular products

•	duration of the contract

•	number of parties to the contract

•	governmental regulations (state, local, federal)

•	number of products covered by the contract and

•	the purchaser’s demographic characteristics.

In addition to these incentives, contracts can include any number of other attributes, including requirements for fulfilling shipments within prescribed time periods, advanced shipping notifications, packaging and labeling requirements.

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

Complexity of Contract Buying/Selling. In the industries we target, contracts typically contain pricing incentives and other mechanisms designed to meet the particular goals of the trading partners. The price of any particular product or service purchased under a typical contract of our customers may vary substantially, depending upon, among other things, external factors such as a manufacturer’s market share and the purchaser’s demographic characteristics, and highly specific factors such as the number of units of a particular product purchased during a specified time period. Contracts also allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Training, maintenance and other non-price incentives can also be based upon multiple factors. Other contract attributes include criteria such as a requirement for fulfilling shipments within prescribed time periods, advanced notifications, packaging and labeling requirements, etc. Contracts contain numerous and varied clauses and other business performance language that must also be internally reviewed, approved and managed by both buyers and sellers. Compliance with this language and the individual financial transactions governed by master contracts must be measured in order to ensure the intended outcome of a contract is achieved or to avoid penalties with commercial trading partners or government entities.

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

Many additional mechanisms contained in a purchase contract, sales contract, royalty agreement, or partnering arrangement must also be memorialized and tracked for compliance in order to satisfy contractual commitments or governmental regulations, including the requirements of the Sarbanes-Oxley Act of 2002.

Administrative Demands of Contract Purchasing. As a result of the intricacies of contract purchasing, the administration of sales, purchase and other contracts and agreements can be difficult and expensive. Among other things, each participant in the supply chain must be able to:

•	Target and plan trading partner relationships

•	Negotiate terms and conditions, including specific language requiring legal review and approval

•	Plan and monitor the impact of different pricing strategies

•	Monitor dates or events

•	Integrate pricing, inventory, market share and other data relevant to the contract with existing enterprise resource planning and other management systems

•	Validate purchasers’ eligibility for participation in specific contracts or parts of contracts, including the time period in which the purchaser is on the contract, agreed-upon pricing mechanisms, rebates and distributors’ eligibility for chargebacks

•	Transact or adjudicate transactions relative to the terms and conditions of the contract—often encompassing enormous volumes of data related to invoices, inventory, shipments and market share

•	Monitor compliance of the contract against specific governmental or industry requirements or regulations

•	Monitor compliance of individual sale and purchase transactions against the terms and conditions of the master contracts that govern them

•	Settle disputes associated with contract and non-contract issues such as price discrepancies, non-compliance, misallocation of funds, level of earned incentives, and others, and

•	Evaluate the performance of completed and in-process contracts based on the original intent of the agreement from the perspective of both buyers and sellers.

I-MANY’S SOLUTIONS

Broad Offering of Enterprise Contract Management Capabilities. Enterprise contract management provides organizations with the visibility to ensure compliance and consistency in their contractual relationships. We provide software that allows our clients to make, manage and maximize critical aspects of their contract-based business-to-business relationships, including:

•	Contract creation, repository and change notifications, including verification and approval of specific language for participants in complex supply chains

•	Validation of data prior to determining amounts owed under a contract

•	Verification of compliance with and accuracy of orders, shipments, invoices, rebates and payments to ensure error-free operations and proper performance-based incentives

•	Settlement and dispute capabilities to resolve payment discrepancies due to contracts, and

•	Evaluation of the effectiveness of contracts.

Flexible Product Offerings. We can deliver our products through several means. We generally license and deliver our products for installation on our clients’ own computer systems. In addition, we can license our products on an application service provider basis, which means that we install the software on servers hosted and supported by third party providers, which our client then accesses over the Internet or over a secure private network. In 2004 we also began to license our solutions as subscriptions, typically for a three year term. We believe that these delivery and licensing alternatives provide our clients with flexibility in terms of how they choose to pay for our products, and the level of internal information technology support resources they need to optimize the use. Products currently being delivered on our Enterprise Contract Management Foundation technology are planned to be accessible via the web to future clients without the need for a traditional software/hardware implementation.

PRODUCTS AND SERVICES

Products. To date, a significant portion of our revenues has come from the sale of software licenses and related professional services to healthcare manufacturers, distributors, group purchasing organizations and other companies in the life and health sciences customer base, representing altogether 68% of our revenues in 2002, 66% of our revenues in 2003, and 73% of our revenues in 2004. In 2004, one customer accounted for 21.0% of total net revenue. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client. For a discussion of our product market segments, see Note 9 to the financial statements contained in Item 8 of this Annual Report on Form 10-K.

The components and features of our products are designed to address business and process needs related to contract management, which in combination we refer to as “Enterprise Contract Management.” The following are brief descriptions of products within our Enterprise Contract Management and Health and Life Sciences Price Management Suites:

I-many ContractSphere® Enterprise Contract Management Product Suite:

•	I-many Contract Manager™: Centralizes contract content and terms in an enterprise class repository for instantaneous search and view capabilities. Also provides the ability to create contracts from existing templates and clauses, with collaborative workflow and an auditable approval process. Enables compliance and monitoring of specific dates and other identified events.

•	I-many Compliance Manager™: Enables companies to compare actual transaction results against the terms and conditions of a contract to determine if the transaction conducted was in compliance with the original intent of the contract. It also reduces “maverick” procurement and sales orders by ensuring transactions are tied back to the contract.

•	I-many Incentives™: Provides the tools needed to monitor product pricing, manage agreement incentives and track end-user and prime vendor relationships as well as forecast and report on all aspects of contract management and administration.

•	I-many Deductions Manager™: Works in real time with enterprise resource planning (ERP) systems and other essential back-office systems to increase deduction collections by automating and streamlining customer communications and follow-up. Deductions Manager speeds resolution through the use of automated, user-defined action steps and provides detailed deduction reporting and deduction tracking history.

•	I-many Collections Manager™: Improves cash flow and reduces days sales outstanding (DSO) by streamlining and automating collections processes. The solution is web-based and optimized for global organizations that can benefit from user-defined workflows.

I-many Health and Life Sciences Price Management Product Suite:

•	I-many Contract Advisor™: Enables health and life science companies to develop pricing scenarios and structure contracts in a real-time environment to meet commercial goals, optimize revenue and profitability and monitor government and regulatory compliance-related issues.

•	I-many Contract Manager™: described above.

•	I-many CARS®: Provides comprehensive, end-to-end management of mission critical, incentive-driven contract and program processes.

•	I-many Medicaid™: Processes data, calculates rebates and creates payments for both federal and state rebate programs.

•	I-many Medicaid State Supplemental™: Streamlines I-many Medicaid’s product contract setup and invoice processing. Key components include a Non-Standard Rebate Per Unit Calculator Pack and Supplemental Claim Processing.

•	I-many Government Pricing™: Enables companies to quickly and efficiently monitor and comply with all government-mandated pricing and reporting requirements established by the Medicaid Drug Rebate Program, the Federal Supply Schedule and the Veteran’s Health Care Act of 1992.

•	I-many Compliance Manager™: Enables companies to compare actual transaction results against the terms and conditions of a contract to determine if transactions complied with the original terms of the contract. It also reduces “maverick” procurement and sales orders by ensuring transactions are tied back to the contract.

•	I-many CARS Compliance Monitors™: Enables companies to compare actual transaction results against the terms and conditions of a contract in I-many CARS. Also includes the ability to monitor transaction from related business systems, monitor process breaks, log discrepancies and resolve issues through a full featured resolution system.

•	I-many Validata™ (in development): Is expected to help ensure the validity and accuracy of the billions of dollars in Managed Care and Medicaid rebates that pharmaceutical manufacturers process and pay each year. I-many Validata is also planned to provide manufacturers with the ability to validate prescription-level claims for the upcoming Medicare drug rebate program and the new state and supplemental programs.

Professional Services. Our professional services group provides consulting services, deployment services, business analysis services, and training and customer support services. At December 31, 2004, this group was comprised of 75 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

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

CUSTOMERS

We have more than 280 customers. Approximately 72.7% of our revenue in 2004 was derived from companies in the health and life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel and others. In 2004, one customer accounted for 21.0% of total net revenue. Revenues from customers based outside the United States, primarily the United Kingdom, comprised 6.2%, 6.6% and 8.4% of our total revenues in 2002, 2003 and 2004, respectively. At December 31, 2004, 2.7% of our total tangible assets were located outside the United States, primarily in the United Kingdom.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2004, our worldwide sales force consisted of a total of 26 employees, including 16 sales representatives and 10 persons who are business consultants, sales management or sales support employees. We intend to continue to evaluate the size and structure of our sales force. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Since our inception, we have made substantial investments in product development. We believe that our future financial performance depends on our ability to maintain and enhance our current products and develop new products. Our research and development expenses were $17.2 million in 2002, $16.7 million in 2003 and $11.9 million in 2004. Despite falling revenues during difficult economic times, we have expended this level of research and development investment in 2004 due to our belief in the potential of enterprise contract management and the demand for comprehensive solutions that deliver increasing value to the market and our customers.

As of December 31, 2004, we employed 55 people in our product development organization who are responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, product management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. We also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies, which are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

COMPETITION

The contract management software market continues to be subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, and professional services organizations.

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

EMPLOYEES

As of December 31, 2004, we had a total of 176 employees, of whom 30 were based in Portland, Maine, 59 were based in Redwood City, California, 14 were based at our headquarters in Edison, New Jersey, 5 were based at our international headquarters in London, England, and 68 worked at other offices and remote locations. Of the total, 55 were in research and development, 32 were in sales and marketing, 75 were in professional and support services, and 14 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is strong and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—We rely significantly on certain key individuals and our business will suffer if we are unable to retain them.”

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

In December 2004, we announced an agreement to merge our Company with Selectica, Inc. for an all-cash purchase price to our shareholders of $1.55 per outstanding share, subject to the approval of our shareholders and other conditions. To date, all significant conditions to the closing of this sale have been satisfied except for shareholder approval. The special meeting of shareholders of our Company to consider and vote upon the proposed sale is scheduled for March 30, 2005. Certain major shareholders have publicly announced their opposition to the merger, and accordingly we cannot assure you that the merger will be approved. On March 1, the closing price of our common stock on Nasdaq was $1.59 per share.

ITEM 2.	PROPERTIES

We lease approximately 15,400 square feet of office space in Edison, New Jersey under a lease expiring in 2009, for use by executive, professional services and administrative personnel in both our business segments. A portion of our development, customer support and administrative offices for both market segments are located in approximately 10,700 square feet of leased office space located in Portland, Maine under a lease expiring in December 2005. Also, we lease approximately 10,400 square feet of office space in Redwood City, California under a lease expiring in 2008, for use by development, sales and marketing personnel in primarily our other industries market segment. In addition, we lease approximately 20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011, all of which is subleased under terms expiring in 2011; and 3,900 square feet of office space in London, England under a lease expiring in 2011, of which approximately one-half is subleased under terms expiring in 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations. We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq National Market under the symbol “IMNY” since our initial public offering on July 13, 2000. The following table sets forth the high and low closing sales prices per share for our common stock as reported on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years. As of March 1, 2005, there were 220 holders of record of our common stock.

	Price Range of Common Stock
Three Months Ended	High	Low
December 31, 2004	$1.62	$0.81
September 30, 2004	1.17	0.68
June 30, 2004	1.38	1.06
March 31, 2004	1.68	1.00
December 31, 2003	1.14	0.82
September 30, 2003	1.68	0.98
June 30, 2003	1.72	0.68
March 31, 2003	1.57	0.73

I-many has never paid dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2004 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2000	2001	2002	2003	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$38,330	$57,767	$54,746	$39,412	$38,413
Loss from continuing operations	(24,175)	(21,207)	(27,293)	(39,491)	(7,290)
Net loss per share	(1.12)	(0.60)	(0.69)	(0.98)	(0.18)

	AS OF DECEMBER 31,
	2000	2001	2002	2003	2004
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$50,639	$36,015	$35,979	$21,864	$17,698
Short-term investments	—	—	—	2,019	3,010
Working capital	49,112	34,457	32,462	20,269	14,645
Total assets	85,388	91,138	84,564	49,569	44,198
Capital lease obligation, including current portion	173	188	808	837	160
Total stockholders’ equity	68,761	75,256	66,216	29,155	25,870

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have generated revenues from both products and services. Product revenues—which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software, and collection products—accounted for 36.3% of net revenues in 2003 and 29.4% of net revenues in 2004. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 63.7% of net revenues in 2003 and 70.6% of net revenues in 2004.

From June 2001 through March 2004, we implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $5.8 million in the quarter ended September 30, 2004 and $7.3 million in the quarter ended December 31, 2004. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 198 employees at December 31, 2003 and 176 employees at December 31, 2004.

In December 2004, we announced an agreement to merge our Company with Selectica, Inc. for an all-cash purchase price to our shareholders of $1.55 per outstanding share, subject to the approval of our shareholders and other conditions. To date, all significant conditions to the closing of this sale have been satisfied except for shareholder approval. The special meeting of shareholders of our Company to consider and vote upon the proposed sale is scheduled for March 30, 2005. Certain major shareholders have publicly announced their opposition to the merger, and accordingly we cannot assure you that the merger will be approved. On March 1, the closing price of our common stock on Nasdaq was $1.59 per share.

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

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a three-year, fixed fee agreement, covering license fees and maintenance and support, payable in 12 equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as product revenue ratably over the term of the subscription agreement. During the year ended December 31, 2004, $102,000 in revenue was recognized related to such agreements.

We account for consideration given to a customer or a reseller of our products as a reduction of revenue in certain circumstances. To the extent that cumulative consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

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

Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of December 31, 2004. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET REVENUES

Net revenues decreased by $1.0 million, or 2.5%, to $38.4 million for the year ended December 31, 2004 from $39.4 million for the year ended December 31, 2003. Product revenues decreased by $3.0 million, or 21.1%, to $11.3 million for the year ended December 31, 2004, while service revenues increased by $2.0 million or 8.0%. The value of license contracts (minimum price of $50,000) sold during 2004 decreased 32.1% relative to 2003, due primarily to a 33.1% decrease in average selling price. Product revenues in 2004 included the recognition of $3.4 million in license fees that had been previously deferred in 2003. Other factors affecting product revenue recognition in 2004 were the consummation of several subscription arrangements during 2004 and the deferral of $1.6 million of license fee revenue in connection with three license transactions executed during the fourth quarter of 2004. As we work to increase our sales outside the health and life sciences segment (in our “Other Industries” segment), we believe a similar or larger proportion of our new customers will place conditions on their license purchases that will require us to defer recognition of license revenue until later reporting periods. We believe that software acceptance testing by new customers, in particular, is a growing trend for customers in the markets we target outside of health and life sciences.

Revenues in the health and life sciences segment were $1.9 million higher in 2004 than in 2003, attributable to a $3.6 million increase in service revenue as we continued to experience a reduced pipeline of sales opportunities in this segment. As a percentage of total net revenues, revenues derived from our Other Industries segment were 27.3% in 2004, as compared to 34.0% in 2003 and 31.5% in 2002. Our new products in the I-many ContractSphere® Enterprise Contract Management (ECM) Product Suite, which are targeted primarily to customers in the “Other Industries” segment, remained in early-stage releases, which limited our ability to derive revenues from them. We continue to believe that, as economic conditions improve and the market for our ECM Suite begins to move past an early adopter stage, which we believe to be the general but uncertain trend, as evidenced by the improvement in our sales results in the fourth quarter of 2004, we anticipate corresponding improvement in demand for our newer products.

As a percentage of total net revenues, product revenues decreased to 29.4% for the year ended December 31, 2004 from 36.3% for the year ended December 31, 2003. This decrease in product revenues as a percentage of total net revenues is principally attributable to the reduction in health and life science revenues discussed above. The $2.0 million increase in service revenues in 2004 was attributable to a $1.2 million increase in professional services revenue, which was attributable to an increase in large software implementations, and a $872,000 increase in maintenance and support revenue, which was attributable to a net increase in the Company’s fee-paying installed customer base.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services and, to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $295,000, or 1.9%, to $15.6 million for the year ended December 31, 2004 from $15.9 million for the year ended December 31, 2003. Significant reductions in salaries and related costs, attributable to a reduction in technical support and professional services headcount from an average of 88.5 during 2003 to an average of 78 during 2004, partially offset by higher non-cash stock compensation costs, accounted for most of the decrease in spending.

As a percentage of total net revenues, cost of revenues increased slightly to 40.5% for the year ended December 31, 2004 from 40.2% for the year ended December 31, 2003. This increase in cost of revenues as a percentage of total net revenues is attributable to the decrease in product revenues and corresponding increase in service revenues as percentages of total revenues. Service revenues have typically generated lower margins than product revenues, and we believe that this trend will continue in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. During 2003, sales and marketing expenses also included a non-cash charge of $795,000 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the non-cash warrant charge, sales and marketing expense decreased by $6.3 million, or 41.0%, to $9.0 million in the year ended December 31, 2004 from $15.3 million in the year ended December 31, 2003. Significant reductions in salaries and related costs, attributable to a reduction in sales and marketing headcount from an average of 64 during 2003 to an average of 32.5 during 2004, combined with decreased spending for meetings and travel and entertainment, accounted for most of the decrease in spending. As a percentage of total net revenues, sales and marketing expense (excluding the non-cash warrant charge) decreased significantly to 23.5% in 2004 versus 38.8% in 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $4.9 million, or 29.1%, to $11.9 million for the year ended December 31, 2004 from $16.7 million for the year ended December 31, 2003. Significant reductions in salaries and related costs, attributable to a reduction in development headcount from an average of 108 during 2003 to an average of 52 during 2004, partially offset by higher non-cash stock compensation costs, accounted for most of the decrease in spending. As a percentage of total net revenues, research and development expense decreased significantly to 30.9% for the year ended December 31, 2004 from 42.5% for the year ended December 31, 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses decreased by $340,000, or 5.8%, to $5.6 million for the year ended December 31, 2004 from $5.9 million for the year ended December 31, 2003. This decrease is principally attributable to reductions in salaries, benefits and related costs, resulting from a decrease in administrative headcount from an average of 22.5 during 2003 to an average of 14 during 2004, and reduced legal and casualty insurance costs, partially offset by higher non-cash stock compensation costs and merger costs of $455,000 incurred in connection with the proposed merger with Selectica. As a percentage of total net revenues, general and administrative expenses decreased to 14.5% for the year ended December 31, 2004 from 14.9% for the year ended December 31, 2003.

DEPRECIATION. Depreciation expense decreased by $929,000, or 50.3%, to $917,000 in the year ended December 31, 2004 from $1.8 million in the year ended December 31, 2003. The decrease is primarily attributable to significant levels of computer, software and related equipment acquired in 2000 and 2001 becoming fully depreciated in 2003 and 2004. Also, property and equipment with a net book value of $267,000 was written off during the first quarter of 2004, further reducing the depreciable asset base. Since the annual property and equipment additions during the 2000 and 2001 timeframe ($3.9 million and $1.8 million, respectively) were significantly higher than the software and equipment additions in 2003 ($650,000) and 2004 ($698,000), this reduction in annual depreciation expense is expected to continue into 2005.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $1.5 million in the year ended December 31, 2004, which represents a decrease of $523,000, or 26.3%, from the amortization of $2.0 million in 2003. This decrease is attributable to the discontinued amortization of acquired intangibles for Chi-Cor Information Management, Inc. (“ChiCor”) and BCL Vision Ltd. (“BCL”), pursuant to full impairment asset write-offs in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Pricing Analytics, Inc. (“Pricing Analytics”) in April 2004, we allocated $290,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Pricing Analytics had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 35% to 40% complete. The Company invested approximately $135,000 in the project following the acquisition. The project’s development progressed, in all material respects, consistently with the assumptions that the Company had used for estimating its fair value. The project was completed in October 2004.

IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. In 2003, we incurred impairment charges of $2.0 million with respect to acquired intangible assets and $14.8 million with respect to goodwill, in connection with our acquisitions of ChiCor and BCL. No such charges were incurred during 2004.

TERMINATED DEAL TRANSACTION COSTS. In 2003, we incurred $1.1 million in deal-related transaction costs in connection with the proposed sale of our health and life sciences business to Neoforma, Inc. No such charges were incurred during 2004.

RESTRUCTURING AND OTHER CHARGES. In connection with the reduction of our leased space in London, England and the significant reduction in our Portland, Maine operation, as part of our efforts to reduce operating expenses and consolidate operations, we wrote off $692,000 in future lease obligations and recognized $267,000 in equipment impairment charges during the year ended December 31, 2004. Also, we incurred severance costs of $284,000 for employees whose employment was terminated during 2004 as part of this downsizing effort and incurred $103,000 in ongoing restructuring charges related to the Chicago, Illinois office that was closed in 2003. In 2003, we wrote off $1,891,000 in future lease obligations and recognized $160,000 in equipment impairment charges in connection with the closing of our offices in Chicago and India and the downsizing of our London operation. Also, we incurred severance costs of $555,000 for employees whose employment was terminated during 2003 as part of this downsizing effort, and we recorded a $207,000 charge representing the write-down in value of various property and equipment assets.

OTHER INCOME, NET

Other income, net, increased by $11,000, or 4.7%, from $233,000 in the year ended December 31, 2003, to $244,000 in the year ended December 31, 2004. This decrease is attributable to an increase in interest income, which resulted from higher interest rates during 2004.

INCOME TAXES

In 2004, we recorded an $82,000 benefit arising from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carried back benefit, we incurred operating losses for all quarters in 2004 and 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes was recorded for the year ended December 31, 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET REVENUES

Net revenues decreased by $15.3 million, or 28.0%, to $39.4 million for the year ended December 31, 2003 from $54.7 million for the year ended December 31, 2002. Product revenues decreased by $16.5 million, or

53.6%, to $14.3 million for the year ended December 31, 2003, accounting for substantially all of the decrease in net revenues as service revenues had increased by $1.2 million. The number of license contracts (minimum price of $50,000) sold decreased by 50% from 97 to 49, accounting for the decrease in product revenues.

As a percentage of total net revenues, revenues derived from outside the health and life sciences segment were 34.0% in 2003, as compared to 31.5% in 2002 and 24.3% in 2001. Meanwhile, 2003 revenues in the health and life sciences segment were $11.5 million less than in 2002. The reduction in health and life sciences segment revenues was due primarily to a reduced pipeline of sales opportunities in this segment. We believe this decrease resulted from the reluctance of our target customers to make information technology expenditures during the recent economic downturn, which lengthened sales cycles and reduced the number and quality of sales opportunities available to us. We also believe that the aborted Neoforma transaction, which was announced in July 2003 and terminated in December 2003, had a negative impact on new product sales into the health and life sciences market for most of the second half of the year, due to perceived uncertainty about the future of these products and their support. Finally, in 2003 our new products in the I-many ContractSphere® Enterprise Contract Management Product Suite remained in development or in early-stage releases, which limited our ability to derive revenues from them and hindered our ability to reduce our reliance on our older products.

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

OPERATING EXPENSES

SALES AND MARKETING. Excluding the non-cash warrant charge in 2003 related to the value associated with granting a common stock warrant to Procter & Gamble, sales and marketing expense decreased by $6.0 million, or 28.1%, to $15.3 million in the year ended December 31, 2003 from $21.3 million in the year ended December 31, 2002. Significant reductions in sales and marketing headcount—36 employees at December 31, 2003 versus 101 at December 31, 2002—combined with a more than 50 percent decrease in commissionable product revenues—were the principal reasons for a $5.2 million decrease in salaries and commission expenses and a $730,000 decrease in travel expenses. As a percentage of total net revenues, sales and marketing expense (excluding the non-cash warrant charge) remained nearly unchanged at 38.8% in 2003 versus 38.9% in 2002.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $992,000, or 14.4%, to $5.9 million for the year ended December 31, 2003 from $6.9 million for the year ended December 31, 2002. This decrease is principally attributable to reductions in salaries, benefits and related costs, resulting from a decrease in administrative headcount from 28 at December 31, 2002 to 14 at December 31, 2003, and a $301,000 reduction in the provision for doubtful accounts relative to 2002. As a percentage of total net revenues, general and administrative expenses increased to 14.9% for the year ended December 31, 2003 from 12.6% for the year ended December 31, 2002.

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

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $2.0 million in the year ended December 31, 2003, which represents a decrease of $3.1 million, or 60.6%, from the amortization of $5.0 million in 2002. This decrease is attributable to the discontinued amortization of acquired intangibles (i) for Intersoft International, Inc. (“Intersoft”), Provato, Inc. (“Provato”) and Ozro, Inc. (“Ozro”), pursuant to the full impairment write-offs of these assets in December 2002, and (ii) for Chi-Cor and BCL, pursuant to full impairment write-offs in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Menerva Technologies, Inc. (“Menerva”) in March 2002, we allocated $1.0 million of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Menerva had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 60% complete. The Company invested an additional $350,000 in the project following the acquisition. The project’s development, which progressed in all material respects consistently with the assumptions that the Company had used for estimating its fair value, was subsequently completed in May 2002.

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

TERMINATED DEAL TRANSACTION COSTS. In connection with the termination of the sale of our health and life sciences business to Neoforma, we incurred $1.1 million in deal-related transaction costs. Included in this amount were legal fees of $543,000, investment banking charges of $255,000, accountant fees and expenses of $160,000 and other charges of $163,000.

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

INCOME TAXES

We incurred operating losses for all quarters in 2003 and 2002 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded for the years ended December 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

On February 20, 2002, we completed a private placement of common stock, preferred stock and warrants, resulting in our receipt of $25.0 million in gross proceeds. Of this amount, $17.0 million, representing the purchase price of the preferred stock, was held in an escrow account pending conversion of the preferred stock into common stock. At our election, the $17.0 million in preferred stock was redeemed on July 2, 2002.

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds of $1.4 million were deposited in a restricted bank account. At December 31, 2004, $161,000 of the remaining aggregate proceeds were restricted, all of which is classified as current restricted cash in the consolidated balance sheet. The non-current restricted cash balance of $663,000 at December 31, 2004 represents cash amounts held on deposit as security on two long-term lease obligations.

At December 31, 2004, we had net working capital of $14.6 million, including cash and cash equivalents of $17.7 million and short-term investments of $3.0 million. Also on December 31, 2004, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the year ended December 31, 2004 was $2.3 million, as compared to net cash used in operating activities of $11.2 million in the year ended December 31, 2003. For the year ended December 31, 2004, net cash used in operating activities consisted of the net loss of $7.3 million, as offset by the following non-cash items which total $7.0 million: depreciation and amortization of $2.4 million, restructuring and other charges of $1.3 million, in-process research and development of $290,000, and non-cash warrant, option and stock charges of $3.0 million. Other uses of cash included a $2.9 million decrease in accrued expenses, which was principally comprised of (i) $1.2 million in 2004 lease and severance payments related to downsized facilities and employee severances, (ii) $660,000 reduction in the accrual related to discontinued self-funded employee insurance programs, and (iii) $611,000 decrease in accrued consulting and professional service fees. For the year ended December 31, 2003, net cash used in operating activities consisted of the net loss of $39.5 million, as offset by the following non-cash items which total $25.8 million: depreciation and amortization of $3.8 million, impairment of goodwill and acquired intangible assets of $16.8 million, restructuring and other charges of $2.8 million, and non-cash warrant, option and stock charges of $2.4 million. Offsetting this adjusted net loss was a $2.3 million decrease in accounts receivable (net of provision for doubtful accounts of $169,000) and a $3.4 million increase in deferred revenue, partially offset by a $4.0 million decrease in accrued expenses.

Net cash used in investing activities was $2.5 million for the year ended December 31, 2004 and $2.1 million for the year ended December 31, 2003. Net cash used in investing activities for the year ended December 31, 2004 consisted of $4.5 million in purchases of short-term investments, $882,000 related to the acquisition of Pricing Analytics and $698,000 in purchases of property and equipment, partially offset by $3.5 million in redemptions of short-term investments. Net cash used in investing activities for the year ended December 31, 2003 consisted principally of $2.0 million in purchases of short-term investments.

Net cash provided by financing activities was $708,000 in the year ended December 31, 2004, comprised of $961,000 of stock option and warrant exercises and a $424,000 decrease in restricted cash, partially offset by payments of $677,000 on existing capital leases. Net cash used in financing activities was $894,000 for the year ended December 31, 2003, mostly comprised of payments on existing capital leases and an increase in restricted cash.

We currently anticipate that our cash and cash equivalents of $17.7 million and short-term investments of $3.0 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS—As of December 31, 2004

	Payments due by Period—Amounts in $000s
	Total	2005	2006-2008	2009-2010	Thereafter
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations, including interest	164	164	—	—	—
Operating Lease Obligations	9,665	1,795	3,249	2,905	1,716
Unconditional Purchase Obligations—Pricing Analytics	248	248	—	—	—

Total Contractual Obligations	$10,077	$2,207	$3,249	$2,905	$1,716

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this Annual Report on Form 10-K, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

WE WILL NEED TO GROW IN MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to be successful in our efforts to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-healthcare customers have comprised 27.3%, 34.0% and 31.5%, respectively, of our consolidated revenues for the years ended December 31, 2004, 2003 and 2002. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We have not been successful in generating the revenue we expected from these markets and we cannot assure you that we will be successful in the future. Although we have had some success in selling to markets outside of healthcare, we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting.

THE BID PRICE OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET HAS BEEN BELOW $1.00 PER SHARE, AND IF THE BID PRICE AGAIN FALLS BELOW $1.00 PER SHARE FOR AN EXTENDED PERIOD, OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL NECESSARY CAPITAL

In April 2003 we received written notification from Nasdaq that we were not in compliance with Nasdaq Marketplace Rule 4450(b)(4) because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days. We subsequently regained compliance when the bid price of our common stock closed at $1.00 per share or more for 10 consecutive trading days. This process occurred again in September 2004, when we received a similar notice of deficiency, and for which we regained compliance in November 2004. If the closing bid price of our common stock again falls below $1.00 per share for 30 consecutive trading days and we do not regain compliance, we would be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $27.3 million in the year ended December 31, 2002, $39.5 million in the year ended December 31, 2003 and $7.0 million in the year ended December 31, 2004, and we had an accumulated deficit at December 31, 2004 of $125.1 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE FACILITIES

We will continue to operate out of our corporate headquarters in Edison, New Jersey, our primary engineering office in Redwood City, California and facilities in Portland, Maine and London, England. The geographic distance between our offices makes it more difficult for our management and other employees to collaborate and communicate with each other than if they were all located in a single facility, and, as a result, increases the strain on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which will potentially add to this strain.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

We intend to continue our product research and development efforts at levels similar to current expenditures and to consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

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

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. The carrying values of intangible assets and goodwill are reviewed for impairment on a periodic basis. In the years ended December 31, 2002 and 2003, we recorded impairment charges of $13.3 million and $16.8 million, respectively, in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

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

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the years ended December 31, 2002, 2003 and 2004.

As of December 31, 2004, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as short-term investments. All of the Company’s short-term investments are classified as held-to-maturity and have been recorded at amortized cost. At December 31, 2004, the Company had $3.0 million of held-to-maturity investments that consisted of three US Government agency securities and two corporate bonds. Under current investment guidelines, maturities on short-term investments are restricted to one year or less.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheet of I-many, Inc. as of December 31, 2004 and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of I-many, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of I-many, Inc.:

We have audited the accompanying consolidated balance sheet of I-many, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 15, 2004

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,864	$17,698
Restricted cash	871	161
Short-term investments	2,019	3,010
Accounts receivable, net of allowances of $588 and $402 in 2003 and 2004, respectively	10,057	9,964
Prepaid expenses and other current assets	819	518

Total current assets	35,630	31,351
Property and equipment, net	1,879	1,300
Restricted cash	377	663
Other assets	330	120
Acquired intangible assets, net	2,822	2,097
Goodwill	8,531	8,667

Total assets	$49,569	$44,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,483	$2,372
Accrued expenses	5,989	4,199
Current portion of deferred revenue	7,180	9,975
Current portion of capital lease obligations	709	160

Total current liabilities	15,361	16,706
Deferred revenue, net of current portion	3,816	275
Capital lease obligations, net of current portion	128	—
Other long-term liabilities	1,109	1,347

Total liabilities	20,414	18,328

Commitments and contingencies (Note 7)

Series A redeemable convertible preferred stock, $.01 par value
Designated—1,700 shares
Issued and outstanding—none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized—5,000,000 shares; designated—1,700 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—40,550,590 and 42,720,060 shares in 2003 and 2004, respectively	4	4
Additional paid-in capital	150,613	151,014
Deferred stock-based compensation	(3,680)	(91)
Accumulated other comprehensive income	43	58
Accumulated deficit	(117,825)	(125,115)

Total stockholders’ equity	29,155	25,870

Total liabilities and stockholders’ equity	$49,569	$44,198

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2002	2003	2004
Net Revenues:
Product	$30,811	$14,287	$11,275
Service	23,935	25,125	27,138

Total net revenues	54,746	39,412	38,413
Cost of revenues(1)	14,425	15,860	15,565

Gross profit	40,321	23,552	22,848

Operating expenses:
Sales and marketing(1)	21,275	16,087	9,020
Research and development(1)	17,217	16,743	11,874
General and administrative(1)	6,884	5,892	5,552
Depreciation	2,361	1,846	917
Amortization of acquired intangible assets	5,043	1,988	1,465
In-process research and development	1,000	—	290
Impairment of acquired intangible assets	5,996	2,019	—
Impairment of goodwill	7,309	14,767	—
Terminated deal transaction costs	—	1,121	—
Restructuring and other charges	780	2,813	1,346

Total operating expenses	67,865	63,276	30,464

Loss from operations	(27,544)	(39,724)	(7,616)
Other income, net	251	233	244

Loss before income taxes	(27,293)	(39,491)	(7,372)
Benefit from income taxes	—	—	(82)

Net loss	$(27,293)	$(39,491)	$(7,290)

Basic and diluted net loss per common share	$(0.69)	$(0.98)	$(0.18)

Weighted average shares outstanding	39,751	40,445	41,367

(1) Stock-based compensation amounts included above:

Cost of revenues	$—	$283	$791
Sales and marketing	—	295	269
Research and development	—	592	1,219
General and administrative	189	335	750

Total stock-based compensation	$189	$1,505	$3,029

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Stock Subscription Payable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Redemption Value	Shares	$.0001 Par Value
Balance, January 1, 2002	—	$—	37,200,988	$4	$125,224	$(94)	$1,168	$(5)	$(51,041)	$75,256
Exercise of stock options	—	—	483,868	—	1,652	—	—	—	—	1,652
Issuance of common stock pursuant to Net Return and Menerva acquisitions	—	—	1,411,208	—	8,712	—	—	—	—	8,712
Issuance of additional common stock pursuant to ChiCor, Intersoft and BCL acquisitions	—	—	32,188	—	452	—	(358)	—	—	94
Private placement sale of common stock, net of issuance costs of $589	—	—	1,100,413	—	7,410	—	—	—	—	7,410
Issuance of redeemable convertible preferred stock	1,700	17,000	—	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	(1,700)	(17,000)	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	47	—	—	—	47
Value of stock-based compensation	—	—	100,000	—	810	—	(668)	—	—	142
Rescission of stock grant	—	—	(100,000)	—	—	—	—	—	—	—
Value of warrant issued for services	—	—	—	—	20	—	—	—	—	20
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	48,380	—	141	—	—	—	—	141
Foreign currency translation adjustment	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	(27,293)	(27,293)

Balance, December 31, 2002	—	—	40,277,045	4	144,421	(47)	142	30	(78,334)	66,216
Exercise of stock options	—	—	43,168	—	36	—	—	—	—	36
Issuance of common stock pursuant to software licensing agreement	—	—	88,339	—	75	—	—	—	—	75
Issuance of restricted common stock to directors	—	—	16,215	—	16	(16)	—	—	—	—
Issuance of non-qualified stock options	—	—	—	—	5,300	(5,300)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,505	—	—	—	1,505
Reduction in deferred stock-based compensation resulting from attrition	—	—	—	—	(178)	178	—	—	—	—
Value of stock-based compensation	—	—	100,000	—	142	—	(142)	—	—	—
Redemption of common stock	—	—	(88,339)	—	(106)	—	—	—	—	(106)
Value of warrant issued for services	—	—	—	—	795	—	—	—	—	795
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	114,162	—	112	—	—	—	—	112
Foreign currency translation adjustment	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	(39,491)	(39,491)

Balance, December 31, 2003	—	—	40,550,590	4	150,613	(3,680)	—	43	(117,825)	29,155
Exercise of stock options	—	—	1,691,937	—	479	—	—	—	—	479
Exercise of common stock warrant	—	—	250,000	—	300	—	—	—	—	300
Issuance of restricted common stock to directors	—	—	36,000	—	60	(60)	—	—	—	—
Issuance of non-qualified stock options	—	—	—	—	138	(138)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,029	—	—	—	3,029
Reduction in deferred stock-based compensation resulting from attrition	—	—	—	—	(758)	758	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	191,533	—	182	—	—	—	—	182
Foreign currency translation adjustment	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(7,290)	(7,290)

Balance, December 31, 2004	—	$—	42,720,060	$4	$151,014	$(91)	$—	$58	$(125,115)	$25,870

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net loss	$(27,293)	$(39,491)	$(7,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,404	3,834	2,382
In-process research and development	1,000	—	290
Provision for restructuring and other charges	780	2,813	1,346
Impairment of acquired intangible assets	5,996	2,019	—
Impairment of goodwill	7,309	14,767	—
Amortization of deferred stock-based compensation	47	1,505	3,029
Provision for doubtful accounts	970	169	220
Non-cash marketing expense related to issuance of warrant	20	795	—
Non-cash cost of revenue related to issuance of stock	—	75	—
Stock compensation expense	142	—	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(383)	186	—
Accounts receivable	(80)	2,331	(93)
Prepaid expense and other current assets	(337)	233	301
Accounts payable	(794)	70	889
Accrued expenses	(1,086)	(3,973)	(2,861)
Deferred revenue	1,091	3,446	(746)
Deferred rent	(40)	57	30
Other assets	—	—	163

Net cash used in operating activities	(5,254)	(11,164)	(2,340)

Cash Flows from Investing Activities:
Purchases of property and equipment	(196)	—	(698)
Proceeds from disposition of property and equipment	—	—	37
Purchase of technology	(7)	—	—
Cash paid to acquire NetReturn, LLC	(634)	—	—
Cash paid to acquire Menerva Technologies, Inc.	(2,755)	—	—
Cash paid to acquire Pricing Analytics, Inc.	—	—	(882)
Purchases of short-term investments	—	(2,019)	(4,491)
Redemptions of short-term investments	—	—	3,500
(Increase) decrease in other assets	461	(38)	—

Net cash used in investing activities	(3,131)	(2,057)	(2,534)

Cash Flows from Financing Activities:
Net proceeds from private placement sale of common stock	7,410	—	—
Payments on capital lease obligations	(117)	(622)	(677)
Decrease (increase) in restricted cash	(737)	(314)	424
Redemption of common stock	—	(106)	—
Proceeds from exercise of stock options	1,652	36	479
Proceeds from exercise of common stock warrant	—	—	300
Proceeds from Employee Stock Purchase Plan	141	112	182

Net cash provided by (used in) financing activities	8,349	(894)	708

Net decrease in cash and cash equivalents	(36)	(14,115)	(4,166)
Cash and cash equivalents, beginning of year	36,015	35,979	21,864

Cash and cash equivalents, end of year	$35,979	$21,864	$17,698

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

	Years Ended December 31,
	2002	2003	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$34	$74	$30

Cash refunded for income taxes	$—	$—	$82

Supplemental Disclosure of Non-cash Activities:
Cash consideration payable to former shareholders of Pricing Analytics, Inc.	$—	$—	$248

Issuance of warrants to purchase common stock	$20	$795	$—

Non-cash issuance of stock	$810	$217	$—

Property and equipment acquired under capital leases	$737	$650	$—

Issuance of redeemable convertible preferred stock	$17,000	$—	$—

Redemption of redeemable convertible preferred stock	$17,000	$—	$—

Adjustments to acquisitions’ purchase price allocation	$1,847	$—	$—

Increase (decrease) in deferred stock-based compensation, net of forfeitures	$—	$5,122	$(560)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

I-many, Inc. (the “Company”) provides software solutions and related professional services that allow customers to manage complex contract-based or trade agreement-based commitments. Historically, the Company’s primary customer base has included parties involved in the sale and distribution of pharmaceutical and other healthcare products, including manufacturers, purchasers, groups of purchasers and distributors. The Company has since expanded the market reach of its product offerings, with customers in the consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, telecommunications and other industries.

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

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard license contract model. The standard subscription arrangement is presently a three-year, fixed fee agreement, covering license fees and maintenance and support, payable in equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as product revenue ratably over the term of the subscription agreement.

The Company accounts for consideration given to a customer or reseller of its products as a reduction of revenue in certain circumstances. To the extent that cumulative consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

(d) Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the Company’s right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims are outstanding as of December 31, 2004. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

In the year ended December 31, 2002, the Company recorded a $7.3 million impairment charge representing a full write-down of the carrying value of goodwill related to its acquisitions of Intersoft International, Inc. and Provato, Inc. (see Note 12). In the year ended December 31, 2003, the Company recorded a $14.8 million impairment charge representing a full write-down of the carrying value of goodwill related to its acquisitions of Chi-Cor Information Management, Inc. and BCL Vision, Ltd. (See Note 12).

(f) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and primarily consist of money market funds and overnight investments that are readily convertible to cash. Restricted cash comprises amounts held in deposits that are required as collateral under various capital lease financing arrangements, the lease of office space in the Company’s London office, and the sublease of unused office space in the Company’s former Chicago office.

(g) Short-term Investments

Investments in marketable debt securities with maturities greater than 90 days and less than one year at time of purchase are classified as short-term investments. Purchases and sales of marketable debt securities are recorded on a trade-date basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of marketable debt securities are determined on a specific identification basis. There were no realized gains or losses during 2003 or 2004. As of December 31, 2003 and 2004, all of the Company’s short-term investments were classified as held-to-maturity and have been recorded at amortized cost. A decline in the market value of a held-to-maturity security below amortized cost that is considered to be other than temporary would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There have been no impairments of held-to-maturity securities during 2003 or 2004. At December 31, 2004, the Company had $3.0 million of held-to-maturity investments that consisted of three US Government agency securities and two corporate bonds and the remaining maturities of these securities ranged from 15 days to six months. At December 31, 2003, the Company had $2.0 million of held-to-maturity investments that consisted of a US Government agency security and a corporate bond and the remaining maturities of these securities ranged from six months to 12 months.

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

(i) Long-Lived Assets

Long-lived assets are reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test consists of comparing the asset’s carrying amount to the related undiscounted future cash flows. If the fair value is less than the carrying amount, an impairment loss is recognized in an amount equal to that difference. As a result of its reviews, the Company recorded asset impairment charges related to acquired intangible assets of $6.0 million and $2.0 million for the years ended December 31, 2002 and 2003, respectively. Also, the Company wrote off the $780,000 net carrying value of its investment in Tibersoft Corporation during 2002, which was reported as restructuring and other charges in the consolidated statements of operations. (See Notes 12 and 13.)

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

The Company had certain customers whose accounts receivable balances, including unbilled receivables, individually represented 10% or more of the Company’s total accounts receivable, as follows:

	At December 31,
	2003	2004
Customer A	*	22%
Customer B	*	10%

The Company had one customer whose revenues represented a significant percentage of total net revenues, as follows:

	Year ended December 31,
	2002	2003	2004
Customer A	*	*	21%

*	Less than 10% of the Company’s total.

(m) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including its cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued expenses and capital lease obligations approximate their fair value due to the relatively short-term nature of these instruments.

(n) Net Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of basic weighted average shares outstanding excludes unvested restricted common stock that is subject to repurchase by the Company. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock, as their effect is antidilutive. Potential common stock includes (i) incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants calculated using the treasury stock method and (ii) unvested restricted common stock subject to repurchase by the Company.

Since the Company has incurred a net loss in all years presented, the calculation of diluted net loss per share excludes the following potential shares of common stock as their effect on net loss per share is antidilutive:

	Year Ended December 31,
	2002	2003	2004
Stock options	1,579,258	831,714	4,880,765
Stock warrants	3,350	—	46,221
Restricted common stock	—	—	35,801

	1,582,608	831,714	4,962,787

(o) Exit and Disposal Activities

During 2003 and 2004, the Company closed its Chicago and India offices and downsized its operations in Portland, Maine and London, England as part of its efforts to reduce operating expenses and consolidate its operations. Total costs incurred in 2003 and 2004 related to these exit and disposal activities amounted to $2.8 million and $1.3 million, respectively (see Note 13).

(p) Comprehensive Income (Loss)

The Company’s comprehensive net loss is comprised of currency translation gains of $35,000, $13,000 and $15,000 during 2002, 2003 and 2004, respectively.

(q) Income Taxes

Deferred tax assets or liabilities are recorded for differences in the basis of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(r) Stock Compensation Plans

At December 31, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 5. The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Year ended December 31,
	2002	2003	2004
	(Amounts in thousands)
Net loss, as reported	($27,293)	($39,491)	($7,290)
Add: Stock-based compensation recorded, net of taxes	189	1,505	3,029
Deduct: Pro forma stock-based compensation, net of taxes	(8,543)	(4,759)	(5,133)

Pro forma net loss	($35,647)	($42,745)	($9,394)

Basic and diluted loss per share:
As reported	($0.69)	($0.98)	($0.18)

Pro forma	($0.90)	($1.06)	($0.23)

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had an exercise price that was below market value at the time of the grant. These options, which were granted as a retention tool to employees expected to remain with I-many subsequent to the proposed sale of the health and life science business to Neoforma, Inc. (see Note 14), vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $868,000 and $440,000, respectively, was recognized as compensation expense in the years ended December 31, 2003 and 2004.

In December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and 50% on February 7, 2005. The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $423,000, is being amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $537,000 and $1.6 million, respectively, were recognized as compensation expense in the years ended December 31, 2003 and 2004 and $86,000 was recorded as deferred compensation in stockholders’ equity at December 31, 2004.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business and subsequently retained by the Company upon the termination of the Neoforma, Inc. transaction, vested 50% on June 30, 2004 and 50% on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $285,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $41,000 and $865,000, respectively, was recognized as compensation expense in the years ended December 31, 2003 and 2004.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the years ended December 31:

	2002	2003	2004
Risk-free interest rates	3.5%	3.2%	3.9%
Volatility	100%	125%	105%
Expected life	7 years	7 years	7 years
Weighted average fair value of options granted during the period	$2.04	$0.91	$1.05

In September 2003, the Company granted a total of 16,215 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 5, 2004, was $22,000. Of this amount, $12,000 and $10,000, respectively, were recorded as compensation expense in the years ended December 31, 2003 and 2004. In January 2004, the Company granted a total of 36,000 shares of restricted common stock to its non-employee directors. As of December 31, 2004, the aggregate value of these restricted shares, which vested on February 7, 2005, was $54,000. Of this amount, $49,000 was recorded as compensation expense in the year ended December 31, 2004 and $5,000 was recorded as deferred compensation in stockholders’ equity at December 31, 2004.

Other stock compensation charges included: (i) $47,000 of amortization in 2003 in connection with a 1999 non-qualified option grant to a director and (ii) $43,000 of costs in connection with extending the forfeiture date of stock options held by two former employees.

(s) Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation.” Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement accounts are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity.

(t) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(Revised), which becomes effective as of the beginning of the first interim reporting period that begins after June 15, 2005, establishes standards for the accounting for transactions in which the Company issues stock options and other equity instruments. This statement will require the Company to measure and record in its financial statements the compensation cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards. Management is currently evaluating the input that this revised statement will have on the Company’s financial statements.

(2) Acquisitions

Chi-Cor Information Management, Inc.

On November 16, 2000, the Company acquired in a merger transaction all of the outstanding capital stock of Chi-Cor Information Management, Inc. (“ChiCor”) for an initial purchase price of $13.5 million, which consisted of cash of $5.7 million, a portion of which was used to pay off a $754,000 outstanding bank loan, 239,621 shares of Company common stock with a fair value of $4.9 million, assumed liabilities of $2.5 million and transaction costs of $458,000. In addition, based upon achievement against certain quarterly revenue and income milestones through December 31, 2001, the ChiCor shareholders received additional consideration of $3.5 million, consisting of $2.3 million in cash and 117,781 shares of Company common stock with a fair value as measured at the respective quarter ends of $1.2 million. The $3.5 million in additional consideration was treated as additional purchase price and recorded as goodwill. The Company has consolidated the operations of ChiCor beginning on the date of the acquisition. The Company retained an independent appraiser for the purpose of allocating the initial consideration of $13.5 million to the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to in-process research and development, totaling $2.4 million, was based on a risk-adjusted cash flow appraisal method and represented projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the ChiCor acquisition.

In 2003, the Company wrote off the unamortized balances of goodwill and acquired intangible assets, $8.1 million and $1.1 million, respectively, related to the ChiCor acquisition (see Note 12).

Vintage Software, Inc.

On January 25, 2001, the Company acquired all of the outstanding capital stock of Vintage Software, Inc. (“Vintage”), a software company which marketed a competing product to the Company’s CARS software suite of products to mid-market pharmaceutical companies. The aggregate purchase price of $1.1 million included $433,000 of cash, 34,096 shares of Company common stock with a fair value of $400,000, earnout fees paid of $200,000 and transaction costs of $98,000. The Company has consolidated the operations of Vintage beginning on the date of the acquisition.

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

In 2001, the Company wrote-down $895,000 of the carrying value of goodwill related to the Intersoft acquisition. In 2002, the Company wrote off the remaining unamortized balances of goodwill and acquired intangible assets, $802,000 and $465,000, respectively (see Note 12).

BCL Vision Ltd.

On April 9, 2001, the Company acquired all of the outstanding capital stock of BCL Vision Ltd. (“BCL,” renamed I-many International Limited), a provider of collection and dispute management software and services based in London, England. The purchase price of $12.2 million consisted of cash of $4.0 million, 685,084 shares of Company common stock with a fair value of $6.8 million, assumed liabilities of $870,000 and transaction costs of $500,000. The Company has consolidated the operations of BCL beginning on the date of the acquisition. The Company retained an independent appraiser for the purpose of allocating the consideration of approximately $12.2 million to the tangible and intangible assets acquired. The portion of the purchase price allocated to in-process research and development, totaling $1.0 million, was determined based on a risk-adjusted cash flow appraisal method and represented projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the BCL acquisition.

In 2003, the Company wrote off the unamortized balances of goodwill and acquired intangible assets, $6.7 million and $919,000, respectively, related to the BCL acquisition (see Note 12).

Provato, Inc.

On August 16, 2001, the Company acquired in a merger transaction all of the outstanding capital stock of Provato, Inc. (“Provato”), a leading provider of contract management compliance solutions. The acquisition of Provato was intended to expand I-many’s trade relationship capabilities in additional industries and across the spectrum of contractually-based interactions. The purchase price of $16.8 million consisted of 1,975,739 shares of the Company’s common stock valued at $11.2 million, a fully-vested warrant to purchase 4,546 shares of the Company’s stock valued at approximately $25,000, the assumption of approximately $2.1 million of liabilities, $1.7 million in convertible notes issued by the Company to Provato during the two month period immediately preceding the merger, and transaction costs of $1.8 million, which included approximately $1.2 million of

Provato’s merger-related costs. The Company has consolidated the operations of Provato beginning on the date of the acquisition. The Company retained an independent appraiser for the purpose of allocating the merger consideration of $16.8 million to the tangible and intangible assets acquired. The portion of the purchase price allocated to in-process research and development, totaling $2.7 million, was determined based on a risk-adjusted cash flow appraisal method and represented projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the Provato acquisition.

In 2002, the Company wrote off the unamortized balances of goodwill and acquired intangible assets, $6.5 million and $4.4 million, respectively, related to the Provato acquisition (see Note 12).

NetReturn, LLC

On March 12, 2002, the Company acquired substantially all the assets of NetReturn, LLC (“NetReturn”), a Connecticut limited liability company located in Fairfield, Connecticut, for an initial purchase price of $3.4 million. The primary asset acquired was NetReturn’s library of software applications and tools, which represented an extension to I-many’s contract compliance product offerings to the pharmaceutical industry. The initial consideration consisted of $500,000 of cash, 429,017 shares of the Company’s common stock with a fair value of $2.8 million and transaction costs of $134,000. The value of the 429,017 common shares issued was determined based on an average closing market price of I-many’s common shares ending on the day immediately preceding the date (March 11, 2002) the terms of the acquisition were agreed to. The Company has consolidated the operating results of NetReturn beginning on the date of the acquisition.

In addition, upon achievement of certain revenue milestones through March 11, 2003, the NetReturn shareholders were entitled to additional consideration of up to $2.0 million, payable in cash or common stock at the Company’s election. Based on the relevant cumulative revenue level realized as of March 11, 2003, the Company recorded $1.0 million of additional consideration, which was recorded as additional goodwill. Effective March 11, 2003, the terms of the additional consideration had expired and no additional consideration can be earned by the NetReturn shareholders.

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

Menerva Technologies, Inc.

On March 28, 2002, the Company acquired, in a merger transaction, all of the outstanding capital stock of Menerva Technologies, Inc. (“Menerva”), a Delaware corporation located in Redwood City, California, which marketed buy-side contract software solutions, for a purchase price of up to $12.7 million. The Menerva acquisition provided the Company with buy-side contracting capability to expand I-many’s contract management offering. The initial consideration of approximately $9.7 million consisted of cash of $2.4 million, 982,191 shares of the Company’s common stock with a fair value of $6.0 million, the assumption of fully-vested stock options to purchase an aggregate of 25,743 shares of Company stock valued at approximately $143,000, assumed liabilities of $792,000 and transaction costs of $410,000. The value of the 982,191 common shares issued was determined based on an average closing market price of I-many’s common shares ending on the day immediately preceding the date (March 26, 2002) the terms of the acquisition were agreed to. The Company has consolidated the operating results of Menerva beginning on the date of acquisition. In addition, upon achievement of certain revenue milestones through March 31, 2003, none of which were realized, the former Menerva shareholders were entitled to additional consideration of up to $3.0 million, payable in cash or common stock at the Company’s election.

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

Pricing Analytics, Inc.

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which marketed software used to evaluate pricing strategies, for a purchase price of up to $3.0 million. The Pricing

Analytics acquisition provided the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and other industries segments. The initial merger consideration of $1.2 million consisted of $995,000 in cash, assumed liabilities of $36,000, estimated transaction costs of $60,000 and advance royalties of $75,000 previously paid by the Company to Pricing Analytics in 2003. The cash consideration was paid in four equal quarterly installments beginning in April 2004 with the final installment of $248,000 paid in January 2005. The Company has consolidated the operating results of Pricing Analytics beginning on the date of acquisition.

In addition, upon achievement of certain revenue milestones through March 31, 2005, the former Pricing Analytics shareholders will be entitled to additional consideration of up to $1.8 million, payable in cash or common stock at the Company’s election. Since the likelihood of the revenue milestones being achieved now appears unlikely, no contingent consideration has been recorded in the accompanying financial statements.

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

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the Pricing Analytics acquisition, as if the acquisition had occurred as of January 1, 2003. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisitions on January 1, 2003, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results are in thousands of dollars, except per share data:

	Year ended December 31,
(Unaudited)	2003	2004
Pro forma revenues	$39,412	$38,413
Pro forma net loss	(40,227)	(7,621)
Pro forma net loss per share	(0.99)	(0.18)

(3) Details of Financial Statement Components

Short-term Investments

Short-term investments consisted of the following at December 31, 2004:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
US Government agency securities	$2,000	$—	$—	$2,000
Corporate bonds	1,010	—	—	1,010

	$3,010	$—	$—	$3,010

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

	2003	2004
	(Amounts in thousands)
Computer software	$2,620	$1,129
Computer hardware	4,710	2,905
Furniture and equipment	1,952	1,252
Leasehold improvements	411	260

	9,693	5,546
Less—accumulated depreciation and amortization	7,814	4,246

Total property and equipment, net	$1,879	$1,300

Depreciation expense was approximately $2.4 million, $1.8 million and $917,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Other Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of other acquired intangible assets consist of the following:

	December 31, 2003		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Acquired technology	$5,303	$2,481	$6,043	$3,946

Amortization expense for acquired technology was $5.0 million, $2.0 million and $1.5 million, respectively, for the years ended December 31, 2002, 2003 and 2004.

Acquired intangible assets are being amortized over a four-year life. Projected future annual amortization is as follows for the years ended December 31 (in thousands):

2005	$1,384
2006	482
2007	185
2008	46

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2003	2004
	(Amounts in thousands)
Accrued payroll and benefits	$2,543	$1,820
Accrued commissions	897	947
Accrued consulting and professional fees	1,036	451
Accrued lease loss costs	645	159
Accrued other	868	822

Total accrued expenses	$5,989	$4,199

(4) Strategic Relationship Agreements

The Procter & Gamble Company

In May 2000, the Company entered into a ten-year Strategic Relationship Agreement (the “Initial P&G Agreement”) with The Procter & Gamble Company (“P&G”), pursuant to which P&G designated the Company as its exclusive provider of purchase contract management software for its commercial products group for a period of three years. In addition, P&G agreed to provide the Company with certain strategic marketing and business development services over the term of the Initial P&G Agreement. P&G also entered into an agreement to license certain software and technology from the Company.

As consideration for entering into the Initial P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of its common stock. The warrant was converted into 561,960 shares of common stock via a non-cash exercise during 2000. In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of December 31, 2002, no such royalties had been earned or paid. In February 2003, the Initial P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 5(f)).

(5) Stockholders’ Equity

(a) Authorized Capital

The Company has authorized capital stock of 105,000,000 shares, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares were designated for preferred stock, $0.01 par value per share. At December 31, 2003 and 2004, the Company had reserved 18,708,128 and 16,674,807 shares of common stock, respectively, for issuance upon the exercise of stock options and warrants.

(b) Private Placement

In February 2002, the Company completed a private placement of its common stock and preferred stock, issuing 1,100,413 shares of its common stock and the warrants described below at a total price of $7.27 per common share and 1,700 shares of redeemable convertible preferred stock at a purchase price of $10,000 per share. The Company received proceeds of approximately $7.4 million, net of commissions and other fees, from the sale of the common stock and warrants. Proceeds of $17.0 million related to the issuance of preferred stock were held in escrow pending conversion or redemption of the shares of preferred stock, and the proceeds were recorded as restricted cash. In July 2002, the Company redeemed at its election all 1,700 outstanding shares of the redeemable convertible preferred stock at a price equal to the original $17.0 million purchase price, plus accrued interest.

The warrants issued by the Company to the common stock investors consisted of a warrant exercisable for 180 days after the closing to purchase up to an additional 165,062 shares at an exercise price of $7.27 per share (which has since expired) and a seven-year warrant to purchase up to an additional 165,062 shares at an exercise price of $7.50 per share.

(c) Rescission of Stock Grant

In February 2002, the Company granted 100,000 shares of its unrestricted common stock to its chief executive officer, Mr. Powell, as a bonus pursuant to the terms of his amended employment agreement. In December 2002, the Company and Mr. Powell agreed to rescind this grant.

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

In April 2001, the Company adopted the 2001 Employee Stock Option Plan, which provides for the grant of up to 1,000,000 shares of common stock in the form of nonqualified stock options. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Employee Stock Option Plan, with not more than 25,000 shares to be issued in the aggregate to officers or directors of the Company. This plan is administered by the Company’s Board of Directors and its Executive Compensation Committee, which determines the terms of all grants thereunder.

In June 2001, the Company adopted the 2001 Stock Incentive Plan, which provides for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. In addition, if any previous award under the 2001 Stock Incentive Plan or other previously-adopted option plans of the Company expires or is terminated, surrendered or cancelled without having been fully exercised, the unissued shares covered by any such award shall be available for grant under the 2001 Stock Incentive Plan. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2001 Stock Incentive Plan.

In March 2002, the Company assumed the Menerva Technologies, Inc. 2000 Stock Incentive Plan in connection with the Company’s acquisition of Menerva Technologies, Inc. Under this plan, 25,743 shares of our common stock were issuable upon exercise of incentive stock options granted prior to the acquisition. As of December 31, 2004, options to purchase 2,682 shares of the Company’s common stock remained outstanding. No further awards may be made under this plan. This plan is administered by the Company’s Board of Directors and its Executive Compensation Committee.

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

The following table summarizes total common shares available for future option grants at December 31, 2004:

2000 Non-Employee Director Stock Option Plan	150,000
2001 Employee Stock Option Plan	1,165,305
2001 and 2003 Stock Incentive Plans	4,172,659

Total available for future grant	5,487,964

Weighted average price and life information about significant option groups outstanding and exercisable as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.016 – $0.270	4,703,568	$0.239	8.88	3,157,085	$0.248
0.400 – 1.710	1,684,891	1.234	8.30	507,544	1.275
1.960 – 3.030	1,915,015	2.456	5.69	1,702,888	2.513
3.800 – 6.170	388,622	4.350	5.70	363,019	4.328
7.180 – 11.750	406,050	10.157	6.14	360,492	10.410
13.375 – 18.500	299,304	14.667	5.94	285,429	14.700

	9,397,450	$1.927	7.78	6,376,457	$2.388

The following table summarizes stock option activity under all of the Company’s stock incentive plans:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2002	8,709,342	$5.841
Granted	2,865,171	3.469
Exercised	(483,868)	3.415
Canceled	(2,112,985)	7.601

Balance, December 31, 2002	8,977,660	4.800
Granted	8,248,064	0.318
Exercised	(43,168)	0.821
Canceled	(3,933,986)	4.366

Balance, December 31, 2003	13,248,570	2.144
Granted	986,792	1.101
Exercised	(1,691,937)	0.283
Canceled	(3,145,975)	3.438

Balance, December 31, 2004	9,397,450	$1.927

Exercisable, December 31, 2002	2,676,675	$5.827

Exercisable, December 31, 2003	3,516,576	$5.047

Exercisable, December 31, 2004	6,376,457	$2.388

(e) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. The following table summarizes the number of shares and per share prices for purchases since January 1, 2002:

	Number of Shares	Price
June 2002	18,479	$3.672
December 2002	29,901	2.440
June 2003	46,140	1.250
December 2003	68,022	0.800
June 2004	89,660	0.810
December 2004	101,873	1.070

(f) Warrants

At December 31, 2003 and 2004, the Company had warrants outstanding at exercise prices ranging from $1.20 to $13.20, as described below.

In April 2001, the Company granted to Accenture a fully exercisable warrant to purchase 124,856 shares of the Company’s common stock. The warrant was exercisable for a period of three years at an exercise price of $9.725 per share. The warrant expired in April 2004.

In August 2001, the Company acquired, in a merger transaction, all of the outstanding capital stock of Provato, Inc.(see Note 2). As part of this transaction, the Company assumed a warrant to purchase 4,546 shares of the Company’s stock at an exercise price of $13.20.

In February 2002, the Company granted two warrants to common stock investors pursuant to a private placement offering (see Note 5(b)), one of which expired during 2002. The remaining warrant to purchase 165,062 shares of the Company’s common stock is exercisable for a period of seven years at an exercise price of $7.50 per share.

In February 2003, the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. Using the Black-Scholes option pricing model and based upon an exercise price of $1.20 per share, a current stock market value of $1.11 per share and a volatility factor of 125%, the Company calculated the fair value of the fully exercisable warrant to purchase 1,000,000 shares of common stock as $795,000. This amount was recorded by the Company in 2003 as a component of sales and marketing expense. In November 2004, P&G partially exercised the warrant, acquiring 250,000 shares of the Company’s common stock.

(6) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2002, 2003 and 2004. A tax benefit, related to a refund of $82,000, was recorded in fiscal 2004. At December 31, 2004, the Company had approximately $103 million of U.S. federal net operating loss carryforwards and research and development credit carryforwards of $3.8 million. The federal net operating loss carryforwards expire in the years 2008 through 2024 and are subject to certain annual limitations. The federal research and development credit carryforwards expire in the years 2006 through 2024. Due to the uncertainty surrounding the Company’s ability to realize these NOL’s, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2003	2004
	(Amounts in thousands)
Federal net operating loss carryforwards	$34,253	$34,910
State net operating loss carryforwards	4,195	4,793
Research and development tax credits	3,550	3,843
Deferred revenue	2,687	2,024
Allowance for doubtful accounts	90	42
Other	662	719
Less—Valuation allowance for deferred tax assets	(45,437)	(46,331)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2002	2003	2004
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(2.6)	(1.4)	(4.7)
State taxes, net of federal benefit	(5.3)	(5.3)	(5.3)
Amortization of acquired intangible assets	5.5	1.5	4.6
In-process research and development	1.2	—	1.4
Impairment of intangibles	15.2	19.6	—
Stock option and warrant charges	—	—	6.9
Other	0.3	0.6	(1.8)
Valuation allowance for deferred tax asset	19.7	19.0	31.8

Provision (Benefit) for income taxes	—%	—%	(1.1)%

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

(7) Commitments and Contingencies

The Company leases its facilities under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all noncancelable leases at December 31, 2004 are approximately as follows:

	Operating Leases	Capital Leases
	(Amounts in thousands)
Year ending December 31,
2005	$1,795	$164
2006	1,628	—
2007	1,621	—
2008	1,574	—
2009	1,331	—
Thereafter	1,716	—

Total minimum lease payments	$9,665	164

Less—Amount representing interest		(4)

Present value of minimum lease payments		160
Less—Current portion of capital lease obligations		160

Capital lease obligations, net of current portion		$—

At December 31, 2004, future minimum lease commitments included an aggregate of $4.1 million related to leased office space that is no longer in service. The net present value of this $4.1 million aggregate lease commitment, as offset by sublease commitments from various subtenants totaling $2.5 million, is included in Other long-term liabilities and Accrued expenses as indicated in Note 13.

Included in property and equipment are assets pursuant to capital lease arrangements as follows at December 31:

	2003	2004
	(Amounts in thousands)
Property and Equipment:
Computer software	$325	$169
Computer hardware	818	331
Furniture and equipment	392	121
Leasehold improvements	62	15

	1,597	636
Less—Accumulated depreciation and amortization	666	333

	$931	$303

Total rent expense was approximately $1.8 million, $2.0 million and $1.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. The Company is not a party to any material pending legal proceedings.

(8) Unaudited Quarterly Financial Data

	THREE MONTHS ENDED
	MARCH 31, 2003	JUNE 30, 2003		SEPT. 30, 2003	DEC. 31, 2003	MARCH 31, 2004	JUNE 30, 2004	SEPT. 30, 2004	DEC. 31, 2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$11,099	$10,238		$7,283	$10,792	$11,430	$8,155	$9,307	$9,521
Gross profit	7,394	6,297		3,172	6,689	7,528	4,088	5,519	5,713
Net loss	(6,318)	(22,091	)(a)	(6,626)	(4,456)	(1,536)	(2,871)	(756)	(2,127)
Net loss per share—basic and diluted	(0.16)	(0.55)		(0.16)	(0.11)	(0.04)	(0.07)	(0.02)	(0.05)

(a)	Amount includes impairment charges totaling $16.8 million for the quarter June 30, 2003.

(9) Segment Disclosure

On January 1, 2003, the Company realigned its business segments from life sciences, consumer packaged goods and food services and other to life sciences (renamed health and life sciences) and other industries. These new segments are consistent with how management establishes strategic goals, allocates resources and evaluates performance.

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

	Health and Life Sciences	Other Industries	Unallocated	Totals
	(Amounts in thousands)
At and for the year ended December 31, 2004:
Net revenues	$27,913	$10,500	$—	$38,413
Depreciation and amortization	1,741	16	625	2,382
Segment gain (loss)	3,221	(9,886)	(625)	(7,290)
Segment assets	33,842	3,624	6,732	44,198
Expenditures for segment assets	698	—	—	698
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2003:
Net revenues	$26,031	$13,381	$—	$39,412
Depreciation and amortization	2,058	1,151	625	3,834
Segment loss	(9,883)	(28,983)	(625)	(39,491)
Segment assets	35,345	6,867	7,357	49,569
Expenditures for segment assets	—	—	—	—
Goodwill	2,580	—	5,951	8,531

At and for the year ended December 31, 2002:
Net revenues	$37,483	$17,263	$—	$54,746
Depreciation and amortization	2,235	2,434	2,735	7,404
Segment loss	(5,429)	(6,093)	(15,771)	(27,293)
Segment assets	55,455	21,127	7,982	84,564
Expenditures for segment assets	138	58	—	196
Goodwill	2,580	14,767	5,951	23,298

Unallocated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the acquisitions of Provato and Menerva and the technology purchase from Ozro, Inc. (“Ozro”). Interest revenue, interest expense, other significant non-cash items, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments.

Geographic Information:

	Revenue*			Long-lived Assets
	2002	2003	2004	2002	2003	2004
				(Amounts in thousands)
United States	94%	93%	92%	$26,369	$13,575	$12,583
United Kingdom	6%	5%	2%	7,835	258	264
Canada	**	2%	2%	—	—	—
The Netherlands	**	**	2%	—	—	—
China	**	**	1%	—	—	—
Other	**	**	1%	—	106	—

Total	100%	100%	100%	$34,204	$13,939	$12,847

*	Revenues are attributed to countries based on location of customers.

**	Revenues were less than 1%.

(10) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2002	$831
Provisions	970
Write-offs	(410)

Balance at December 31, 2002	1,391
Provisions	169
Write-offs	(985)
Currency translation adjustments	13

Balance at December 31, 2003	588
Provisions	220
Write-offs	(414)
Currency translation adjustments	8

Balance at December 31, 2004	$402

(11) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan as a retirement plan for its qualifying employees. Prior to October 2003, the Company provided a discretionary matching contribution. The matching contributions paid by the Company amounted to $922,000 in 2002 and $441,000 in 2003. The Company made no matching contributions in 2004.

(12) Impairment of Goodwill and Acquired Intangible Assets

In 2003, the Company determined that a portion of its recorded goodwill and acquired intangible assets was impaired pursuant to the Company’s decision to proceed with the proposed sale of certain assets of its health and life sciences business to a subsidiary of Neoforma, Inc. (see Note 14). Concurrent with the proposed Neoforma transaction, the Company reduced its workforce and focused its development efforts primarily on its product offerings in the Enterprise Contract Management market. The focus on new platforms, products and technologies prompted the Company to reevaluate the technologies originally acquired in the acquisitions of ChiCor and BCL, and the corresponding reduction in projected sales of the related products resulted in the determination that future cash flows were not sufficient to support the valuations of the ChiCor and BCL long-lived assets. As a result of its assessment, the Company recorded impairment charges of $9.2 million and $7.6 million, respectively, associated with its acquisitions of ChiCor and BCL. These impairment charges were recorded in the other industries reportable segment and included impairment of goodwill totaling $14.8 million and of acquired intangible assets totaling $2.0 million.

In 2002, the Company determined that the value of its recorded goodwill and acquired intangible assets was partially impaired as a result of the Company’s continuing operating losses. Further, as a result of the Company’s plans to align its strategies to the expected software marketplace, the Company determined that certain long-lived assets would not be employed to generate future cash flow. As a result of its assessment, the Company recorded impairment charges of $10.9 million, $1.3 million and $1.1 million, respectively, associated with its acquisitions of Provato and Intersoft and its November 2001 technology purchase from Ozro. The impairment charge related to Intersoft was recorded in the other industries business segment. The impairment charges related to Provato and Ozro were not included in a reportable segment. In the cases of Provato and Ozro, the values of goodwill and acquired intangible assets were fully written off based upon the Company’s determination that it was unlikely to use the technologies it had acquired, and consequently, the fair value of these assets was impaired. With respect to Intersoft, the Company determined that the fair value of the Intersoft operation was negatively impacted by this operation’s continued inability to generate positive cashflows. Accordingly, the full remaining value of Intersoft’s goodwill and acquired intangible assets was written off.

(13) Restructuring and Other Charges

In March 2004, the Company completed the reduction of its workforce that it had begun in 2003 to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation (see Note 14). For the year ended December 30, 2004, the Company recorded (i) accrued cease-use lease charges of $512,000 and $180,000, respectively, in connection with the partial closing of its facilities in London, England and Portland, Maine (ii) an additional $103,000 in cease-use lease charges related to its closed Chicago, Illinois office, (iii) $284,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) impairment charges of $267,000 with respect to property and equipment that were no longer in productive use. With respect to the partial closing in January 2004 of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. With respect to the closing of one of its Portland offices in January 2004, no sublease assumption was incorporated in the calculation of the cease-use lease accrual because the lease expired in April 2004, as it was not reasonable to sublease the facility for such a short term.

In 2003, the Company took several actions to reduce its operating expenses in order to better align its cost structure with projected revenues and to streamline operations in connection with the proposed Neoforma transaction (see Note 14). These actions included the closing of its offices in Chicago, Illinois and Mumbai, India, and significant downsizings of its operations in London, England and Portland, Maine. With respect to the closing of its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003 and incurred cease-use charges of $1,848,000 for the year ended December 31, 2003. With respect to the India office, the Company incurred $97,000 in charges, representing the discounted value of the remaining lease payments for the leased office space, for the year ended December 31, 2003. Also during 2003, the Company recorded an impairment loss of $106,000 with respect to property and equipment it expected to sell or abandon pursuant to the London downsizing and India office closing. In addition, the Company incurred severance costs of $555,000 for employees that were terminated as a result of these office closings and downsizings. The net result of the workforce restructuring was a reduction in the Company’s headcount from 298 at June 30, 2003 to 198 at December 31, 2003. Also, the Company recorded impairment losses of $207,000 during 2003 with respect to property and equipment that was no longer in productive use.

In 2002, the Company recorded $780,000 as an other charge, representing the write-off of the entire net carrying value of its investment in Tibersoft Corporation, a privately-held technology company. The write-off was predicated on the Company’s determination that the likelihood of Tibersoft’s ability to raise equity financing, if at all, with terms that would not significantly dilute the Company’s liquidation preference in Tibersoft’s assets was unlikely.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

	Employee Severance Costs	Lease costs and asset impairments	Total
	(Amounts in thousands)
Balances at January 1, 2002	$257	$514	$771
Payments in 2002	(257)	(514)	(771)

Balances at December 31, 2002	—	—	—
Restructuring provisions in 2003	555	2,051	2,606
Property and equipment impairments in 2003	—	207	207
Payments in 2003	(439)	(496)	(935)
Asset write-downs	—	(367)	(367)

Balances at December 31, 2003	116	1,395	1,511
Restructuring provisions in 2004	284	795	1,079
Property and equipment impairments in 2004	—	267	267
Payments in 2004	(400)	(849)	(1,249)
Asset write-downs	—	(267)	(267)

Balances at December 31, 2004	$—	$1,341	$1,341

Current portion—included in accrued expenses			$159

Noncurrent portion—included in other long-term liabilities			$1,182

(14) Termination of Agreement to Sell Health and Life Sciences Assets

On July 18, 2003, the Company entered into an asset purchase agreement to sell substantially all the assets of its health and life sciences business, including in force license contracts and intellectual property, to a subsidiary of Neoforma, Inc. (“Neoforma”) for a purchase price of up to $25.0 million. On December 1, 2003, Neoforma notified the Company that it had terminated the proposed asset purchase agreement, by exercising its right to terminate the transaction after the proposed acquisition did not close by November 30, 2003. The $1.1 million of costs incurred by the Company during 2003 with respect to the proposed merger were charged to terminated deal transaction costs. Following the termination of the Neoforma acquisition, the Company identified approximately 45 staff positions to be eliminated, which were in addition to the employee terminations that had been carried out as part of the Company’s previous restructuring efforts during the second half of 2003 (see Note 13).

(15) Proposed Merger with Selectica, Inc.

On December 3, 2004, the Company announced that it had entered into a definitive agreement to merge with a subsidiary of Selectica, Inc. (“Selectica”), a leading provider of solutions for automating the sales Opportunity- to-Order process. Under the terms of the agreement, Selectica would pay $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million. The transaction has been unanimously approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory review and the approval of the Company’s stockholders. The special meeting of shareholders of our Company to consider and vote upon the proposed sale is scheduled for March 30, 2005. In 2004, the Company incurred $455,000 in legal fees and other costs related to the merger.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP (“Deloitte”), the Company’s former independent registered public accounting firm, advised the Company’s Audit Committee on January 29, 2004, in connection with the December 31, 2003 audit, that (1) there were two disagreements on matters of accounting principles and practices during the Company’s two most recent fiscal years which would have caused Deloitte, with respect to the disagreement occurring in 2002, to make reference thereto in Deloitte’s report on the Company’s December 31, 2002 consolidated financial statements had it not been resolved to Deloitte’s satisfaction, and with respect to the disagreement occurring in 2003, Deloitte would make reference thereto in Deloitte’s report on the Company’s December 31, 2003 consolidated financial statements had it not been resolved to Deloitte’s satisfaction, as departures from accounting principles generally accepted in the United States of America, and (2) Deloitte had identified a deficiency in the Company’s internal control that Deloitte considered to be a “material weakness” under standards established by the American Institute of Certified Public Accountants. Deloitte discussed each of these matters with the Company’s Audit Committee and management. These matters were:

A. During 2003, Deloitte identified a material adjustment to software license revenue included in the draft of the Company’s September 30, 2003 unaudited consolidated financial statements presented for Deloitte’s review in connection with the Company’s September 30, 2003 Quarterly Report on Form 10-Q, based on Deloitte’s interpretation of the terms of a customer contract. In discussions of this matter, the Company’s management and its Audit Committee expressed a difference of opinion with Deloitte before accepting Deloitte’s position.

B. During 2002, Deloitte identified a material adjustment to software license revenue included in the draft of the Company’s June 30, 2002 unaudited consolidated financial statements presented for Deloitte’s review in connection with the Company’s June 30, 2002 Quarterly Report on Form 10-Q, based on Deloitte’s interpretation of the terms of a reseller contract. In discussions of this matter, the Company’s management and its Audit Committee expressed a difference of opinion with Deloitte before accepting Deloitte’s position.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(b) Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below in this Item 9A.

(c) Changes in Internal Control. In connection with our preparations for the audit of internal financial controls required by Section 404 of the Sarbanes-Oxley Act of 2002, we implemented and documented numerous new accounting procedures and controls designed to improve the Company’s system of internal financial controls during the quarter ended December 31, 2004. These new controls affected our accounting, information technology, legal and human resources practices. The Company made no other changes to its internal controls procedures in the quarter ended December 31, 2004. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

March 8, 2005

To the Stockholders of I-many, Inc.

The management of I-many, Inc. is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures for maintaining records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, assuring that receipts and expenditures are being made in accordance with authorizations of our management and Board of Directors, and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management and our independent registered public accounting firm to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to our independent registered public accounting firm.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has reported on management’s assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2004.

/s/ A. LEIGH POWELL	/s/ KEVIN M. HARRIS
A. Leigh Powell	Kevin M. Harris
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that I-many, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that I-many, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of I-many, Inc. as of December 31, 2004 and the related consolidated statement of operations, redeemable preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 8, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of the Company’s current directors and executive officers and also contains, for each person, certain biographical information, a brief description of principal occupation and business experience, and other information. This information has been furnished by the respective individuals.

Non-Employee Directors

WILLIAM F. DOYLE, age 42, has served as a director since December 1999 and was chairman of our Board from December 1999 until April 2001. He has been the managing director of WFD Ventures LLC, a venture capital firm, since October 2002. He was a partner of Insight Capital Partners, a venture capital firm, from November 1999 through October 2002. From November 1995 to November 1999, Mr. Doyle was vice president, licensing and acquisition, and a member of the Consumer Pharmaceutical and Professional Group Operating Committee of Johnson & Johnson. From June 1996 to November 1999, Mr. Doyle served as a director of Johnson & Johnson Development Corporation, Johnson & Johnson’s venture capital subsidiary. From 1992 to 1995, Mr. Doyle was a manager at McKinsey & Co., a management consulting firm. Mr. Doyle holds an M.B.A. from Harvard Business School and an S.B. from the Massachusetts Institute of Technology.

MURRAY B. LOW, age 52, has served as a director since October 2000. Dr. Low has been a professor at Columbia Business School since 1990. Professor Low also has been Associate Professor and Executive Director of the Eugene M. Lang Center for Entrepreneurship at Columbia Business School since it was established in July 2000. Since January 1996, he also has been president of Low & Associates, a consulting firm. Professor Low received a Ph.D. in Entrepreneurial Management from the University of Pennsylvania.

KARL E. NEWKIRK, age 64, has served as a director since February 2002. Mr. Newkirk was a partner at Accenture LLP (formerly Andersen Consulting) from 1972 through December 2001. He currently sits on the board of directors of Ariba Inc., a publicly-traded company. Mr. Newkirk graduated from Case Institute of Technology with a degree in Industrial Engineering and subsequently received his M.B.A. from Case Western Reserve University.

Executive Officers

A. LEIGH POWELL, age 42, has served as I-many’s President and Chief Executive Officer since July 1999 and Chairman of the Board of Directors since February 2000. From February 1998 to July 1999, Mr. Powell served as I-many’s Vice President of Marketing and as Chief Operating Officer. From January 1997 to February 1998, he served as vice president of business alliances for Think Systems/I2 Technologies, a supply chain software company. From January 1996 to January 1997, Mr. Powell worked as a vice president for American Software, a supply chain software company. From March 1985 to December 1995, Mr. Powell worked as a business consultant for Andersen Consulting (now Accenture LLP), a management consulting firm. Mr. Powell received his M.B.A. and B.S. from Virginia Polytechnic Institute and State University.

TERRENCE M. NICHOLSON, age 50, has served as I-many’s Chief Operating Officer since August 1999. From February 1996 to August 1999, Mr. Nicholson served as executive director, worldwide sales and distribution systems, at Mallinckrodt, Inc., a manufacturer of medical devices. From February 1995 to February 1996, Mr. Nicholson served as program executive of NCR Corp., a manufacturer of data warehouse and decision support systems. Mr. Nicholson received a M.S.C.E. from Rensselaer Polytechnic Institute and a B.S.E.E. from the University of Notre Dame.

KEVIN M. HARRIS, age 42, has served as I-many’s Chief Financial Officer since June 2003. From January 2001 to April 2003, Mr. Harris served as the division controller for Hewlett Packard’s middleware division. From March 2000 to January 2001, Mr. Harris served as the corporate controller for Bluestone Software. From October

1998 to December 1999, Mr. Harris worked for Marketing Specialists, a food sales and marketing organization, as executive vice president of their mid-Atlantic division. From November 1996 to October 1998, Mr. Harris worked for Rogers-American Company, a food sales and marketing organization, as vice president/general manager of their Philadelphia office. Mr. Harris holds B.S. and M.B.A. degrees from Drexel University.

KIRK KRAPPÉ, age 43, has served as I-many’s Executive Vice President of Worldwide Markets since June 2004. From February 2004 to June 2004, Mr. Krappe served as vice president of product marketing at BEASystems, a publicly-traded infrastructure software company. From June 2001 to August 2003, Mr. Krappe served as chief executive officer and president of Nextance, Inc. a private contract management software company. From May 1999 to June 2001, Mr. Krappe served a senior vice president of markets at Corio, a publicly-traded application hosting company. Mr. Krappe received his MBA from INSEAD in Fontainebleau, France and a B.Eng. from Queen Mary College, University of London.

ROBERT G. SCHWARTZ, JR., age 39, has served as I-many’s Vice President, General Counsel and Secretary since September 2001. From April 2000 through August 2001, Mr. Schwartz was vice president, general counsel, secretary and a director of Emptoris, Inc., a developer of strategic sourcing software. From September 1999 through April 2000, Mr. Schwartz served as assistant general counsel of Cambridge Technology Partners, a publicly-held software integration services provider. From February 1997 through August 1999, Mr. Schwartz served as vice president, general counsel and secretary of Astea International Inc., a publicly-held developer of customer relationship management software. Mr. Schwartz holds a B.A. from Amherst College and a J.D. from Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors, executive officers and the holders of more than 10% of the common stock of the Company to file with the SEC initial reports of ownership of the Company’s common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of reports filed by reporting persons of the Company or written representations from certain reporting persons that no Form 5 filing was required for such person, the Company believes that during fiscal 2004 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act, except that Diker Management LLC, a shareholder of the Company, filed a Form 3 Initial Statement of Beneficial Ownership of Securities approximately six months late when it reported on October 7, 2004, that it had acquired more than 10% of the Company’s outstanding common stock, and it further failed to report numerous acquisitions of the Company’s common stock between March and September 2004 until reporting them on a Form 4 on October 7, 2004.

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

Executive Compensation and Related Information

The following table sets forth the total compensation paid by I-many for services rendered by our Chief Executive Officer during the fiscal years ended December 31, 2004, 2003 and 2002, as well as our four other executive officers in office on December 31, 2004 (collectively, the “Named Executive Officers”) and one former executive officer.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	ANNUAL COMPENSATION										LONG-TERM COMPENSATION SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION ($)
	YEAR	SALARY ($)			BONUS ($)			OTHER ANNUAL COMPENSATION ($)

A. Leigh Powell, Chairman, President and Chief Executive Officer	2004 2003 2002	$ $ $	250,000 250,000 250,000		$ $ $	197,500 143,728 400,546	(1) (3) (5)	$ $	— 4,066 6,773	(4) (4)	— 536,776 —	$ $ $	7,880 6,461 6,000	(2) (2) (2)

Terrence M. Nicholson, Chief Operating Officer	2004 2003 2002	$ $ $	200,000 200,000 183,096		$ $ $	148,000 133,082 139,114	(1) (3)	$ $	— 5,580 7,627	(4) (4)	— 429,421 35,000	$ $ $	5,769 6,461 6,000	(2) (2) (2)

Kevin M. Harris Chief Financial Officer	2004 2003	$ $	164,423 77,884	(6)	$ $	68,500 785	(1)	$	— 1,927	(4)	— 372,066	$ $	6,000 3,230	(2) (2)

Kirk Krappé Executive Vice President, Worldwide Markets	2004		$100,000	(6)		$69,146	(1)(7)		—		250,000		$3,000	(2)(6)

Robert G. Schwartz, Jr. Vice President and General Counsel	2004 2003 2002	$ $ $	149,808 145,000 145,000		$ $ $	43,125 24,550 7,977	(1) (3)	$ $	— 2,440 2,202	(4) (4)	— 311,330 12,000		$5,077 — —	(2)

(1)	Consists of bonus for 2004 performance, whether paid in 2005 or 2004.

(2)	Consists of car allowance.

(3)	Consists of bonus for 2003 performance, whether paid in 2004 or 2003.

(4)	Consists of Company contributions to 401(k) Plan.

(5)	Consists of a cash bonus of $258,546 and an award of 100,000 unrestricted shares of common stock issued on February 7, 2003 as a bonus pursuant to the terms of his employment agreement.

(6)	Reflects partial year of earnings during first year of employment.

(7)	Represents sales commissions and draws against sales commissions.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted during the fiscal year ended December 31, 2004 to each of the Named Executive Officers, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation from date of grant of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of our future stock price. Actual gain, if any, on stock options that are exercised will depend on the future performance of our common stock. The options expire on the earlier of 10 years from the date of grant or three months after termination of employment.

INDIVIDUAL GRANTS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)		PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR(1)	EXERCISE PRICE PER SHARE ($/Sh)	EXPIRATION DATE	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
						5% ($)	10% ($)
A. Leigh Powell	—		—	—	—	—	—
Terrence M. Nicholson	—		—	—	—	—	—
Kevin M. Harris	—		—	—	—	—	—
Kirk Krappé	250,000	(2)	25%	$1.24	6/21/2014	$194,959	$494,047
Robert G. Schwartz, Jr.	—		—	—	—	—	—

(1)	The percentage of total options granted to employees during the fiscal year ended December 31, 2004 is based upon options to purchase an aggregate of 986,792 shares of common stock granted under our option plans.

(2)	The options become exercisable as to 25% of the underlying shares upon the first anniversary of the date of grant and an additional 25% per year thereafter.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table provides information concerning the exercise of options to purchase common stock by our Named Executive Officers during fiscal 2004 and the number and value of unexercised stock options held by these executive officers as of December 31, 2004. The value of unexercised in-the-money options is based on a per share market value of $1.50, the closing price of our stock at December 31, 2004 as reported by the Nasdaq National Market, less the applicable per share exercise price, multiplied by the number of shares issuable upon exercise of the option.

	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF SHARES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER 31, 2004 (#)		VALUE OF UNEXERCISED IN- THE-MONEY OPTIONS AT DECEMBER 31, 2004 ($)
NAME			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
A. Leigh Powell	15,000	$7,400	1,434,536	325,781	$384,028	$303,030
Terrence M. Nicholson	—	—	716,223	268,626	$311,702	$249,424
Kevin M. Harris	—	—	192,521	179,546	$230,152	$186,693
Kirk Krappé	—	—	0	250,000	$0	$65,000
Robert G. Schwartz, Jr.	5,000	$2,550	220,020	158,311	$216,902	$178,157

Employment Contracts and Termination of Employment and Change of Control Arrangements

A. LEIGH POWELL. Under an employment agreement with Mr. Powell dated October 13, 2000, he receives a base annual salary of $250,000. During the term of his employment, which is on an “at will” basis, Mr. Powell will participate in a discretionary, performance-based bonus program, the terms of which shall be determined by the Executive Compensation Committee. Mr. Powell is entitled to severance pay equal to nine months of his base salary if his employment is terminated other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 50% of his then unvested options will vest at that time, and the remaining unvested options will vest if his employment is terminated or his compensation reduced during the following 12 months.

TERRENCE NICHOLSON. In July 2001, we entered into an employment agreement with Mr. Nicholson, our Chief Operating Officer. Under the agreement, which provides that Mr. Nicholson is employed on an “at will” basis, he receives a base salary of $200,000 per year. During the term of his employment, Mr. Nicholson will participate in a performance-based bonus program, the terms of which shall be determined by the Executive Compensation Committee. Mr. Nicholson is entitled to severance pay equal to six months of his base salary if his employment is terminated other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 50% of his then unvested options will vest at that time, and the remaining unvested options will vest if his employment is terminated or his compensation reduced during the following 12 months.

KEVIN M. HARRIS. In June 2003, we entered into an employment agreement with Mr. Harris, our Chief Financial Officer. Under the agreement, which provides that Mr. Harris is employed on an “at will” basis, he receives a base salary of $165,000 per year. During the term of his employment, Mr. Harris will participate in a performance-based bonus program, the terms of which shall be determined by the Executive Compensation Committee. Mr. Harris is entitled to severance pay equal to six months of his base salary if his employment is terminated or the conditions of his employment are materially reduced, other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 100% of his then unvested options will vest at that time.

KIRK KRAPPÉ. In June 2004, we entered into an employment agreement with Mr. Krappé, our Executive Vice President, Worldwide Markets. Under the agreement, which provides that Mr. Krappé is employed on an “at will” basis, he receives a base salary of $200,000 per year. During the term of his employment, Mr. Krappé will participate in a quota-based commission program, the terms of which shall be determined by the Executive Compensation Committee. Mr. Krappé is entitled to severance pay equal to six months of his base salary and draw if his employment is terminated or the conditions of his employment are materially reduced, other than for cause. Upon a sale of I-many or substantially all of its assets, or a merger or change of control of I-many, 50% of his then unvested options will vest at that time, and the remaining unvested options will vest if his employment is terminated or his compensation reduced during the following 12 months.

ROBERT G. SCHWARTZ, JR. By resolution of I-many’s Board of Directors, if Mr. Schwartz’s employment is terminated or the terms of his employment are substantially altered within six months of a change of control of I-many or a sale of substantially all of its assets, 50% of his then unvested options will vest.

Compensation of Directors

Our non-employee directors receive compensation in a combination of cash, stock options and restricted stock. They receive:

•	$2,500 per calendar quarter in cash;

•	an option to purchase 25,000 shares of common stock, granted on the date of each annual meeting of stockholders (vesting in three equal annual installments beginning on the first anniversary of the option grant date). The exercise price of all options will be the fair market value of I-many’s common stock on the date of grant, and the term of each option may not exceed ten years;

and

•	a grant of restricted stock on each January 2 (or January 3 if January 2 is a Company holiday) on which such person is a member of the Board, which the Company may repurchase for par value if the director’s service ends before the grant vests. Fifty percent of these shares vest if the director remains in the Company’s service through the announcement of full-year financial results for the year of grant (that is, approximately 13 months later), and 50% vest if the director’s service continues through the announcement of the subsequent year’s financial results. The number of shares granted is determined by dividing $12,000 by the closing market price of I-many’s common stock on the last trading day before the grant date (December 31, 2004 for the January 3, 2004 award).

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee during 2004 were Messrs. Doyle and Low. No member of the Executive Compensation Committee was at any time during the fiscal year ended December 31, 2004 an officer or employee of the Company, nor has any member of the Executive Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

None of the Company’s executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of I-many or member of I-many’s Executive Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning beneficial ownership of our outstanding common stock as of March 1, 2005 by:

•	each stockholder that we know is the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Information with respect to “beneficial ownership” shown in the table below is based on information supplied by the respective beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned by a particular beneficial owner, the shares of common stock deemed outstanding include 42,896,053 shares outstanding as of March 1, 2005 plus all common stock issuable on exercise of options (both in-the-money and not) within 60 days of that date held by the particular beneficial owner (“Presently Exercisable Options”). Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each beneficial owner is c/o I-many, Inc., 399 Thornall Street, 12th Floor, Edison, NJ 08837.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Five Percent Owners:
Diker Management, LLC(1)(2) 745 Fifth Ave., Suite 1409 New York, New York 10151	8,119,277	18.9%

Ramius Capital Group, LLC(3) 666 Fifth Avenue, 26th Floor New York, NY 10017	4,137,121	9.6%

Non-Employee Directors:
William F. Doyle(4)	408,739	*
Murray B. Low(5)	137,906	*
Karl E. Newkirk(6)	122,906	*

Executive Officers:
A. Leigh Powell(7)	1,880,953	4.2%
Terrence M. Nicholson(8)	911,783	2.1%
Kirk Krappé	—	—
Kevin M. Harris(8)	334,566	*
Robert G. Schwartz, Jr.(9)	362,330	*
All executive officers and directors as a group (8 people)(10)	4,159,183	8.9%

*	Indicates less than one percent of the outstanding common stock.

1.	Reported by the investor on Schedule 13D filed with the SEC on January 6, 2005.

2.	Consists of 73,500 shares indirectly held by the investor in its capacity as the Registered Investment Adviser of certain managed accounts and partnerships, as set forth on Form 4. Pursuant to Schedule 13G it also consists of 8,045,777 shares for which the investor claims shared voting and dispositive power as the investment manager of Diker Value-Tech Fund, LP, Diker Value-Tech QP Fund, LP, Diker Micro & Small Cap Fund, LP, Diker M&S Cap Master Fund, Ltd. and the investment adviser of separately managed accounts.

3.	Reported by the investor on Schedule 13D/A filed with the SEC on February 10, 2005. Consists of 2,894,121 shares indirectly held by the investor in its capacity as the investment advisor of RCG Ambrose Master Fund, Ltd. RCG Halifax Fund, Ltd., and Ramius Securities, L.L.C.

4.	Consists of (a) 383,334 shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005 and (b) 25,405 shares of common stock, including 8,000 shares of unvested restricted common stock.

5.	Consists of (a) 112,501 shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005 and (b) 25,405 shares of common stock, including 8,000 shares of unvested restricted common stock.

6.	Consists of (a) 87,501 shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005 and (b) 35,405 shares of common stock, including 8,000 shares of unvested restricted common stock.

7.	Consists of (a) 1,671,278 shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005 and (b) 209,675 shares of common stock.

8.	Consists entirely of shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005.

9.	Consists of (a) 357,330 shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005 and (b) 5,000 shares of common stock.

10.	Consists of (a) 3,858,293 shares issuable upon exercise of options exercisable within the 60-day period after March 1, 2005 and (b) 300,890 shares of common stock, including 24,000 shares of unvested restricted common stock.

The following table provides information as of December 31, 2004 about the Company’s common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	9,368,455	$1.928	5,192,444
Equity compensation plans not approved by security holders(2)	28,995	1.990	1,165,305

Total	9,397,450	$1.928	6,357,749

(1)	Includes 869,785 shares issuable under the Company’s 2000 Employee Stock Purchase Plan after December 31, 2004. Excludes securities reflected in the column entitled “Number of securities to be issued upon exercise of outstanding options, warrants and rights.” In addition to being available for future issuance upon exercise of incentive and nonqualified stock options that may be granted after December 31, 2004, 2,617,269 shares under our 2001 Stock Incentive Plan and 1,555,390 shares under our 2003 Stock Incentive Plan may instead be issued in the form of restricted stock and other equity-based awards.

(2)	The Company’s 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees of the Company who are not executive officers, has not been approved by the Company’s stockholders. Option awards under this plan are treated as non-qualified options. A description of the material terms of this plan is included in note 5(d) to the Company’s consolidate financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 2004 to which I-many was a party, in which the amount involved exceeded $60,000 and which involved any director, director nominee, or executive officer of I-many, any 5% stockholder, or any member of the immediate family of any of those persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees and Other Matters

Audit Fees

As of March 1, 2005, BDO Seidman, LLP, the Company’s independent registered public accounting firm, billed the Company an aggregate of $449,000 in fees for professional services rendered by such firm in connection with the audit of the Company’s financial statements and internal controls for the fiscal year ended December 31, 2004 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2004. As of March 1, 2004, Deloitte & Touche LLP, the Company’s former independent registered public accounting firm, billed the Company an aggregate of $384,000 in fees for professional services rendered by such firm in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2003 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2003.

Audit-Related Fees

In 2004, BDO Seidman, LLP billed the Company $15,000 in fees in connection with the audit of I-many’s 401(k) Retirement Plan for the fiscal year ended December 31, 2003. In 2003, Deloitte & Touche LLP billed the Company (a) $131,000 in fees in connection with the terminated sale of the health and life sciences business to Neoforma, Inc., (b) $15,000 in fees in connection with the audit of I-many’s 401(k) Retirement Plan for the fiscal year ended December 31, 2002, (c) $10,000 in fees in connection with the audit of I-many’s 401(k) Retirement Plan for the fiscal year ended December 31, 2001, and (d) an aggregate of $97,000 in fees for other assurance and related services related to the performance of the audit of the Company’s financial statements for the fiscal year ended December 31, 2003.

Tax Fees

BDO Seidman, LLP billed the Company an aggregate of $57,000 in fees for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2004. Deloitte & Touche LLP billed the Company an aggregate of $205,000 in fees for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2003.

All Other Fees

None.

Pre-Approval Policies and Procedures

Pursuant to policies approved by the Audit Committee, the Company may not engage its independent registered public accounting firm to render any service unless the service is approved in advance by the Audit Committee or the services fall into any of the following categories:

•	The chairman of the Audit Committee may pre-approve any such audit or non-audit service; provided that the chairman is required to report on such approval at the next regularly scheduled meeting of the Audit Committee.

•	From time to time, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent registered public accounting firm during the next 12 months. At the time such pre-approval is granted, the Audit Committee shall:

•	identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make a judgment as to whether a proposed service fits within the pre-approved services; and

•	establish a monetary limit with respect to each particular pre-approved service, which limit shall not be exceeded without obtaining further pre-approval under these procedures.

•	At each regularly scheduled meeting of the Audit Committee, management or the independent registered public accounting firm shall report to the Audit Committee regarding each service actually provided to the Company pursuant to this paragraph.

None of the services described in items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by the Audit Committee pursuant to Section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1. Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of BDO Seidman LLP, the Company’s independent registered public accounting firm, dated January 28, 2005 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheet as of December 31, 2004

Consolidated Statement of Operations for the year ended December 31, 2004

Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity for the year ended December 31, 2004

Consolidated Statement of Cash Flows for the year ended December 31, 2004

Notes to Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of Deloitte & Touche LLP, the Company’s former independent registered public accounting firm, dated March 15, 2004 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheet as of December 31, 2003

Consolidated Statements of Operations for the years ended December 31, 2002 and 2003

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the years ended December 31, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Agreement and Plan of Merger among Selectica, Inc., Indigo Merger Corporation and I-many, Inc., dated as of December 3, 2004

3.1(i)(2)	Amended and Restated Certificate of Incorporation

3.1(ii)(3)	Certificate of Designation for Series A Preferred Stock

3.2(2)	Amended and Restated Bylaws

4.1(2)	Specimen certificate for shares of common stock

EXHIBIT NO.	DESCRIPTION
4.2(2)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(2)	1994 Stock Plan

10.2(2)	1997 Stock Option/Incentive Plan

10.3(2)	2000 Stock Incentive Plan

10.4(2)	2000 Non-Employee Director Stock Option Plan

10.5(5)	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)	2003 Stock Incentive Plan

10.9(2)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(3)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(3)	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(10)	Employment agreement, dated July 1, 2001, between Registrant and Terrence M. Nicholson

10.14(11)	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(12)	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(13)	Employment offer letter of Kirk Krappé, dated April 30, 2004

10.17(2)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.18(3)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.19(2)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.20(3)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.21(14)	Warrant issued to Accenture LLP, dated April 11, 2001

10.22(4)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

14.1(15)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION

32.1	Section 906 Certifications

99.1(13)	Compensation report of Compensation Resources, Inc. dated October 24, 2004, on market analysis of executive and director compensation.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 9, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ A. LEIGH POWELL
A. Leigh Powell
Chief Executive Officer, Chairman of the Board of Directors and President

Date: March 16, 2005

/s/ KEVIN M. HARRIS
Kevin M. Harris
Chief Financial Officer and Treasurer

Date: March 16, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. LEIGH POWELL A. Leigh Powell	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 16, 2005

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer)	March 16, 2005

/s/ WILLIAM F. DOYLE William F. Doyle	Director	March 16, 2005

/S/ KARL NEWKIRK Karl Newkirk	Director	March 16, 2005

/S/ MURRAY B. LOW Murray B. Low	Director	March 16, 2005