Form 10-Q
period 2005-03-31
I MANY INC
filed 2005-05-09
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

On April 29, 2005, 43,484,970 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,788	$6,098
Restricted cash	76	161
Short-term investments and securities held for sale	14,654	14,610
Accounts receivable, net of allowance	7,835	9,964
Prepaid expenses and other current assets	877	518

Total current assets	27,230	31,351
Property and equipment, net	1,387	1,300
Restricted cash	656	663
Other assets	115	120
Acquired intangible assets, net	1,743	2,097
Goodwill	8,667	8,667

Total assets	$39,798	$44,198

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,732	$2,372
Accrued expenses	3,609	4,199
Current portion of deferred revenue	8,488	9,975
Capital lease obligations	76	160

Total current liabilities	13,905	16,706
Deferred revenue, net of current portion	242	275
Other long-term liabilities	1,174	1,347

Total liabilities	15,321	18,328

Series A redeemable convertible preferred stock, $.01 value Authorized – 1,700 shares Issued and outstanding — none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value Authorized - 5,000,000 shares; designated 1,700 shares Issued and outstanding - none	—	—
Common stock, $.0001 par value — Authorized - 100,000,000 shares Issued and outstanding – 43,143,692 and 42,720,060 shares at March 31, 2005 and December 31, 2004, respectively	4	4
Additional paid-in capital	151,173	151,014
Deferred stock-based compensation	(30)	(91)
Accumulated other comprehensive income	19	58
Accumulated deficit	(126,689)	(125,115)

Total stockholders’ equity	24,477	25,870

Total liabilities and stockholders’ equity	$39,798	$44,198

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Net revenues:
Product	$2,077	$4,908
Services	6,857	6,522

Total net revenues	8,934	11,430

Cost of revenues	3,802	3,902

Gross profit	5,132	7,528

Operating expenses:
Sales and marketing	2,039	2,231
Research and development	3,046	3,510
General and administrative	1,144	1,665
Depreciation	180	211
Amortization of acquired intangible assets	355	331
Restructuring and other charges	(27)	1,147

Total operating expenses	6,737	9,095

Loss from operations	(1,605)	(1,567)

Other income, net	31	31

Net loss	$(1,574)	$(1,536)

Basic and diluted net loss per common share	$(0.04)	$(0.04)

Weighted average shares outstanding	42,863	40,652

See notes to condensed consolidated financial statements.

I-MANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,574)	$(1,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	542
Restructuring and other charges	(27)	1,147
Amortization of deferred stock-based compensation	102	1,863
Provision for doubtful accounts	—	70
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	92	239
Accounts receivable	2,087	337
Prepaid expense and other current assets	(359)	(372)
Accounts payable	(640)	440
Accrued expenses and other liabilities	(452)	(1,581)
Deferred revenue	(1,520)	(3,270)
Deferred rent	(35)	15
Other assets	5	2

Net cash used in operating activities	(1,786)	(2,104)

Cash Flows from Investing Activities:
Purchases of property and equipment	(266)	(53)
Proceeds from disposition of property and equipment	—	12
Cash paid to acquire Pricing Analytics, Inc.	(248)	—
Purchases of short-term investments and securities held for sale	(2,694)	(4,360)
Redemptions of short-term investments and securities held for sale	2,650	4,300

Net cash used in investing activities	(558)	(101)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(84)	(135)
Proceeds from exercise of stock options	118	67

Net cash provided by (used in) financing activities	34	(68)

Net decrease in cash and cash equivalents	(2,310)	(2,273)
Cash and cash equivalents, beginning of period	6,098	8,914

Cash and cash equivalents, end of period	$3,788	$6,641

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3	$9

Supplemental Disclosure of Noncash Activities:
Increase (decrease) in deferred stock-based compensation, net of forfeitures	$41	$(246)

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2004 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees and directors, reported loss and loss per share would have been as follows:

	Three months ended March 31,
(Amounts in thousands)	2005	2004
Net loss, as reported	$(1,574)	$(1,536)
Add: stock-based compensation recorded	102	1,863
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(434)	(2,858)

Pro forma net loss	$(1,906)	$(2,531)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.04)

Pro forma	$(0.04)	$(0.06)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options, which had a more accelerated vesting period as described below.

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to certain employees, vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $454,000 was recognized as compensation expense in the three months ended March 31, 2004.

In December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and the remaining 50% vested on February 7, 2005. The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $423,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $998,000 and $86,000, respectively, were amortized in the three-month periods ended March 31, 2004 and 2005.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business, vested 50% on June 30, 2004 and the remaining 50% vested on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $285,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $395,000 was amortized in the three-month period ended March 31, 2004.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the three months ended March 31:

	2005	2004
Risk-free interest rates	4.3%	3.9%
Dividend yield	—	—
Volatility	80%	105%
Expected term	5 years	7 years
Weighted average fair value of options granted during the period	$1.04	$1.20

In September 2003, the Company granted a total of 16,215 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 5, 2004, was $22,000. Of this amount, $10,000 was recorded as compensation expense in the quarter ended March 31, 2004. In January 2004, the Company granted a total of 36,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 7, 2005, was $56,000. Of this amount, $6,000 and $7,000, respectively, were recorded as compensation expense in the quarters ended March 31, 2004 and 2005. In January 2005, the Company granted a total of 24,000 shares of restricted common stock to its non-employee directors. As of March 31, 2005, the aggregate value of these restricted shares, which will vest on or about February 6, 2006, was $38,000. Of this amount, $8,000 was recorded as compensation expense in the quarter ended March 31, 2005 and $30,000 was recorded as deferred compensation in stockholders’ equity at March 31, 2005.

Short-term investments and securities held for sale:

Investments in marketable debt securities with maturities greater than 90 days and less than one year at time of purchase are classified as held-to-maturity investments and have been recorded at amortized cost. Investments in auction rate debt securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as securities held for sale and have been stated at fair market value.

Purchases and sales of marketable debt securities are recorded on a trade-date basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of marketable debt securities are determined on a specific identification basis. There were no realized gains or losses or impairments of held-to-maturity securities during the three month periods ended March 31, 2004 and 2005.

Short-term investments and securities held for sale consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Amounts in thousands)
Auction rate securities held-for-sale	$12,150	$11,600

Held-to-maturity short-term investments:
Corporate bonds	504	1,010
US Government agency securities	2,000	2,000

	$14,654	$14,610

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of March 31, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. RECLASSIFICATIONS

The Company has reclassified $11.6 million of certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity dates are longer than 90 days, from cash and cash equivalents to short-term investments and securities held for sale in its Condensed Consolidated Balance Sheets as of December 31, 2004. Also, amounts for net cash used in investing activities and cash and cash equivalents, beginning of period in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 have been revised to conform to the 2005 presentation.

NOTE 4. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 4,446,275 and 6,000,850 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended March 31,
	2005	2004
Customer A	18%	*
Customer B	15%	*
Customer C	*	38%

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2005	2004
Customer C	24%	12%
Customer B	17%	*

*	was less than 10% of the Company’s total

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

In February 2003, the Initial P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. In November 2004 and April 2005, P&G partially exercised the warrant, acquiring an aggregate of 500,000 shares of the Company’s common stock.

NOTE 7. ACQUISITION

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which marketed software used to evaluate pricing strategies, for a purchase price of $1.2 million. The Pricing Analytics acquisition provided the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and other industries segments. The merger consideration of $1.2 million consisted of $995,000 in cash, assumed liabilities of $36,000, estimated transaction costs of $60,000 and advance royalties of $75,000 previously paid by the Company to Pricing Analytics in 2003. The cash consideration was paid in four equal quarterly installments beginning in April 2004 with the final installment of $248,000 paid in January 2005. The Company has consolidated the operating results of Pricing Analytics beginning on the date of acquisition.

In addition, upon achievement of certain revenue milestones through March 31, 2005, the former Pricing Analytics shareholders were entitled to additional consideration of up to $1.8 million, payable in cash or common stock at the Company’s election. Since the revenue milestones were not achieved, no additional consideration was paid or recorded in the accompanying financial statements.

The Company retained an independent appraiser for the purpose of allocating the consideration of $1.2 million to the tangible and intangible assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

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

NOTE 8. SEGMENT DISCLOSURE

The Company measures operating results as two reportable segments, both of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. The Company’s reportable segments are strategic business units that market to separate and distinct business groups: (i) health and life sciences, which includes pharmaceutical manufacturers, and (ii) industry solutions, which markets to all other industries. The following table reflects the results of the segments consistent with the Company’s information management system.

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended March 31, 2005:
Revenues	$7,040	$1,894	$—	$8,934
Depreciation and amortization	379	—	156	535
Segment income (loss)	1,147	(2,565)	(156)	(1,574)
Segment assets	30,034	3,188	6,576	39,798
Expenditures for segment assets	266	—	—	266
Goodwill	2,716	—	5,951	8,667

At and for the three months ended March 31, 2004:
Revenues	$8,949	$2,481	$—	$11,430
Depreciation and amortization	374	12	156	542
Segment income (loss)	1,953	(3,333)	(156)	(1,536)
Segment assets	32,930	6,172	7,201	46,303
Expenditures for segment assets	53	—	—	53
Goodwill	2,580	—	5,951	8,531

Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the Company’s acquisition of Menerva Technologies, Inc. (“Menerva”).

NOTE 9. RESTRUCTURING AND OTHER CHARGES

In 2003, the Company took several actions to reduce its operating expenses in order to better align its cost structure with projected revenues and to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. These actions included the closing of its offices in Chicago, Illinois and Mumbai, India, and significant downsizings of its operations in London, England and Portland, Maine. In March 2004, the Company completed the reduction of its workforce that it had begun in July 2003. In the quarter ended March 31, 2004, the Company (i) accrued cease-use lease charges of $472,000 and $179,000 in connection with the partial closing of its facilities in London, England and Portland, Maine, respectively, (ii) accrued $47,000 in additional lease charges related to its closed Chicago office, (iii) incurred $171,000 in severance charges for employees whose employment was terminated during the three-month period and (iv) recorded impairment charges of $278,000 with respect to property and equipment that were no longer in productive use. With respect to the partial closing of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. No sublease assumption was incorporated in the calculation of the cease-use lease accrual with respect to the Portland office because the lease expired in April 2004.

In the quarter ended March 31, 2005, the Company realized credits of $27,000 in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities. These credits resulted from an increase in the discount rate applied against the future obligations.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

(Amounts in thousands)	Lease costs and asset impairments
Balance at December 31, 2004	$1,341

Activity in three months ended March 31, 2005:
Restructuring credits	(27)
Payments	(70)

Balance at March 31, 2005	$1,244

Current portion – included in accrued expenses	$199

Noncurrent portion – included in other long-term liabilities	$1,045

NOTE 10. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at March 31 is as follows:

(Amounts in thousands)	2005	2004
Balance at January 1,	$402	$588

Provisions	0	70
Write offs	(25)	(129)
Currency translation adjustments	(4)	0

Balance at March 31,	$373	$529

NOTE 11. TERMINATION OF PROPOSED MERGER WITH SELECTICA, INC.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. (“Selectica”) and a subsidiary of Selectica. See Item 4 of Part II. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million. In the three months ended March 31, 2005, the Company incurred $43,000 in legal fees and other costs related to the proposed merger.

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

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their contract-based, business-to-business relationships through the entirety of the contract management lifecycle. We operate our business in two segments: health and life sciences and industry solutions. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. The industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel, and telecommunications.

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

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software, and collection products — accounted for 23.2% of net revenues in the three months ended March 31, 2005 versus 42.9% of net revenues in the three months ended March 31, 2004. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 76.8% of net revenues in the three months ended March 31, 2005 versus 57.1% of net revenues in the three months ended March 31, 2004.

From June 2001 through March 2004, we implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $6.2 million in the quarter ended March 31, 2005. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 176 employees at March 31, 2005.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. (“Selectica”) and a subsidiary of Selectica. See Item 4 of Part II. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million.

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

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a three-year, fixed fee agreement, covering license fees and maintenance and support, payable in 12 equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as product revenue ratably over the term of the subscription agreement. During the three month period ended March 31, 2005, $138,000 in revenue was recognized related to such agreements.

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

Short-term investments and securities held for sale

Investments in marketable debt securities with maturities greater than 90 days and less than one year at time of purchase are classified as held-to-maturity investments and are recorded at amortized cost. Investments in auction rate debt securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as securities held for sale and are stated at fair market value.

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

Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of March 31, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

NET REVENUES

Net revenues decreased by $2.5 million, or 21.8%, to $8.9 million for the quarter ended March 31, 2005 from $11.4 million for the quarter ended March 31, 2004. Product revenues decreased by $2.8 million, or 57.7%, to $2.1 million for the quarter ended March 31, 2005 from the same period a year earlier, while service revenues increased by $335,000 or 5.1%. The value of license contracts (minimum price of $50,000) sold during the current quarter increased by 4.4% versus the first quarter of 2004, due to a 19.1% increase in average selling price partially offset by a decrease of one in the number of licenses sold. However, product revenues recognized in the three-month period ended March 31, 2004 included the recognition of $3.4 million in license fees that had been previously deferred in 2003, while product revenue in the three-month period ended March 31, 2005 included $1.5 million of previously deferred license fees in connection with two license transactions executed during the fourth quarter of 2004. Also, five of the license contracts executed in the period ended March 31, 2005 were subscription or deferred arrangements, which generated no license revenue during the quarter. As we work to increase our sales in both of our reportable segments, we believe a similar or larger proportion of our customers will place conditions (e.g., software acceptance testing) on their license purchases or will opt to enter into subscription arrangements that will require us to defer recognition of license revenue until later reporting periods. As a result, in future reporting periods we expect recognized revenues to include larger proportions of revenues from contracts entered into in prior reporting periods.

Revenues derived from the industry solutions segment decreased by $587,000, or 23.7%, to $1.9 million for the quarter ended March 31, 2005 from $2.5 million for the quarter ended March 31, 2004. Meanwhile, revenues in the health and life sciences segment were $1.9 million lower than in the quarter ended March 31, 2004, attributable principally to the aforementioned recognition of previously deferred license revenues in both quarters, which was greater in 2004. Our new products in the I-many ContractSphere® Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment, remained in early-stage releases, which continued to limit our ability to derive revenues from them. As this market continues to move past an early adopter stage, which currently appears to be the general but uncertain trend, as evidenced by our sales results in the fourth quarter of 2004, we anticipate corresponding improvement in demand for these products.

As a percentage of total net revenues, product revenues decreased to 23.2% for the quarter ended March 31, 2005, from 42.9% for the quarter ended March 31, 2004. This decrease in product revenues as a percentage of total net revenues is principally attributable to the reduction in product revenues discussed above. This increase in service revenues, both in absolute terms and as a percentage of total net revenues, is primarily attributable to increases in professional services revenues, due to continued high utilization, and, to a lesser extent, higher maintenance and support revenues, resulting from a net increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $100,000, or 2.6%, to $3.8 million for the quarter ended March 31, 2005, from $3.9 million for the quarter ended March 31, 2004. This decrease is principally attributable to a $407,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options and a $167,000 decrease in royalty costs, partially offset by increases in salary and benefit costs and consulting fees of $236,000 and $220,000, respectively. The increase in salary and benefit costs is due primarily to salary increases that took effect January 1, 2005, as aggregate headcount levels in customer services and professional services were essentially unchanged from the prior year. The increase in consulting fees was a direct result of the increase in professional services revenues discussed above as we elected to increase our use of temporary contractors instead of adding additional employees.

As a percentage of total net revenues, cost of revenues increased to 42.6% for the quarter ended March 31, 2005, from 34.1% for the quarter ended March 31, 2004. This increase in cost of revenues as a percentage of total net revenues is mostly attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense decreased by $192,000, or 8.6%, to $2.0 million in the three months ended March 31, 2005 from $2.2 million in the three months ended March 31, 2004. This decrease in sales and marketing expense is primarily attributable to a $237,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options. As a percentage of total net revenues, sales and marketing expense increased to 22.8% for the quarter ended March 31, 2005 from 19.5% for the quarter ended March 31, 2004.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $464,000, or 13.2%, to $3.0 million for the quarter ended March 31, 2005 from $3.5 million for the quarter ended March 31, 2004.

This decrease in research and development expenses is primarily attributable to a $716,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by a $311,000 increase in off-shore consulting costs. As a percentage of total net revenues, research and development expense increased to 34.1% for the quarter ended March 31, 2005, from 30.7% for the quarter ended March 31, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $521,000, or 31.3%, to $1.1 million for the quarter ended March 31, 2005 from $1.7 million for the quarter ended March 31, 2004. This decrease in general and administrative expenses is primarily attributable to a $369,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options and a $102,000 decease in accounting fees. As a percentage of total net revenues, general and administrative expenses decreased to 12.8% for the quarter ended March 31, 2005 from 14.6% for the quarter ended March 31, 2004.

DEPRECIATION. Depreciation expense decreased by $31,000, or 15%, from $211,000 in the first quarter of 2004 to $180,000 in the first quarter of 2005. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2001 ($1.8 million) and 2002 ($933,000) to the year 2004 ($698,000) and the quarter ended March 31, 2005 ($266,000), the majority of these asset additions being depreciated over a three-year life.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $355,000 in the quarter ended March 31, 2005, which represents a 7% increase in amortization from $331,000 recorded in the quarter ended March 31, 2004. This increase is attributable to the acquisition of Pricing Analytics in April 2004.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2005, we recorded $27,000 in credits related to efforts in prior quarters to streamline operations. These credits resulted from reductions in the provisions for future lease costs for the Chicago and London offices.

OTHER INCOME, NET

Other income, net, remained steady at $31,000 in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. A $41,000 increase in interest income, attributable to higher average yields, was entirely offset by increases in state franchise tax costs and foreign currency losses and a reduction in miscellaneous income.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2004 and the first quarter of 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At March 31, 2005, $76,000 of the remaining aggregate proceeds are restricted, all of which is classified as current restricted cash. The non-current restricted cash balance of $656,000 at March 31, 2005 represents cash held on deposit with respect to long-term lease obligations.

At March 31, 2005, we had net working capital of $13.4 million, including cash and cash equivalents of $3.8 million and short-term investments and securities held for sale of $14.7 million. This compares to a net working capital balance of $14.6 million at December 31, 2004. Also on March 31, 2005, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the three months ended March 31, 2005 was $1.8 million, as compared to net cash used in operating activities of $2.1 million in the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash used in operating activities consisted principally of the net loss of $1.6 million, as offset by non-cash items depreciation and amortization of $535,000 and noncash stock-based compensation of $102,000, and decreases in deferred revenue, accounts payable and accrued expenses of $1.5 million, $640,000 and $452,000, respectively, partially offset by a $2.1 million decrease in accounts receivable. The $1.5 million decrease in deferred revenue consisted principally of (i) a $923,000 decrease in deferred maintenance and support, attributable to fewer renewals in the quarter ended March 31 relative to the balance of the year and (ii) the recognition into revenue of $766,000 in previously-deferred license and subscription fees. Also, reductions in prepaid professional service fees were essentially offset by a $591,000 increase in deferred subscription fees in connection with newly-executed subscription agreements. The decrease in accounts payable was largely the result of timing, i.e., the balance at December 31, 2004 was unusually high relative to prior quarters. The decrease in accrued expenses resulted largely from payouts of year end bonuses and the final payment in connection with the acquisition of Pricing Analytics. The $2.1 million decrease in accounts receivable was principally attributable to a $3.4 million decrease in the value of license agreements executed in the first quarter of 2005 versus the fourth quarter of 2004, partially offset by significantly higher professional services billings during the quarter.

For the three months ended March 31, 2004, net cash used in operating activities consisted of the net loss of $1.5 million, as offset by non-cash items of depreciation and amortization of $542,000, restructuring and other charges of $1.1 million and noncash stock-based compensation of $1.9 million, and decreases in accrued expenses and deferred revenue of $1.6 million and $3.3 million, respectively. The decrease in accrued expenses resulted largely from a net reduction in the sales commission accrual, a consequence of the decrease in new license deals in the current quarter relative to the fourth quarter of 2003, a decrease in the Company’s self-insured medical claims obligation and payments against the restructuring liability. The $3.3 million decrease in deferred revenue was the result of the recognition into revenue of previously-deferred license fees.

Net cash used in investing activities was $558,000 for the three months ended March 31, 2005 and $101,000 for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2005 consisted principally of $266,000 in property and equipment additions and $248,000 in merger consideration paid with respect to the Pricing Analytics acquisition. Purchases of short-term investments and securities held for sale of $2.7 million were nearly offset by $2.6 million in redemptions of such investments. Net cash used in investing activities for the three months ended March 31, 2004 consisted primarily of $4.4 million in purchases of short-term investments and securities held for sale, partially offset by $4.3 million in redemptions of such investments.

Net cash provided by financing activities was $34,000 in the three months ended March 31, 2005, consisting of $118,000 in proceeds from stock option exercises, partially offset by payments of $84,000 on existing capital leases. Net cash used by financing activities was $68,000 in the quarter ended March 31, 2004, comprised of $135,000 in payments on existing capital leases, partially offset by $67,000 in proceeds from stock option exercises.

We currently anticipate that our cash and cash equivalents of $3.8 million and short-term investments and securities held for sale of $14.7 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	78	78	—	—	—
Operating Leases	9,297	1,821	3,261	2,741	1,474
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$9,375	$1,899	$3,261	$2,741	$1,474

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

WE WILL NEED TO GROW IN MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to be successful in our efforts to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-healthcare customers in the industry solutions segment have comprised 34.0%, 27.3%, and 21.2%, respectively, of our consolidated revenues for the years ended December 31, 2003 and 2004 and for the three months ended March 31, 2005. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We have not been successful in generating the revenue we expected from these markets and we cannot assure you that we will be successful in the future. Although we have had some success in selling to markets outside of healthcare, we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $39.5 million in the year ended December 31, 2003, $7.0 million in the year ended December 31, 2004, and $1.6 million for the three months ended March 31, 2005, and we had an accumulated deficit at March 31, 2005 of $126.7 million. Our recent results have been affected by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the periods ended March 31, 2004 and 2005.

As of March 31, 2005, the Company’s cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and have been recorded at amortized cost. At March 31, 2005, the Company had $2.5 million of held-to-maturity investments that consisted of three US Government agency securities and one corporate bond. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as securities held for sale and have been stated at fair market value. At March 31, 2005, the Company held $12.1 million of auction rate certificates.

FOREIGN CURRENCY EXCHANGE RISK

The Company operates in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(b) Changes in Internal Control. The Company made no material changes to its internal controls procedures in the quarter ended March 31, 2005. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Company was held on March 30, 2005 and (after postponement) March 31, 2005. The stockholders of the Company voted to reject a proposed merger of the Company with a wholly-owned subsidiary of Selectica, Inc. for a purchase consideration of $1.55 per share. The stockholders voted 4,835,924 shares in favor of the proposed merger and 17,734,206 shares against the proposed merger. Stockholders holding 20,288,274 shares withheld their votes.

ITEM 6. EXHIBITS

(a) The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: May 9, 2005	By:	/s/ Kevin M. Harris
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