Form 10-Q
period 2005-06-30
I MANY INC
filed 2005-08-09
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

On August 4, 2005, 44,675,334 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,412	$6,098
Restricted cash	41	161
Short-term investments and securities held for sale	—	14,610
Accounts receivable, net of allowance	7,591	9,964
Prepaid expenses and other current assets	1,223	518

Total current assets	27,267	31,351
Property and equipment, net	1,447	1,300
Restricted cash	646	663
Other assets	127	120
Acquired intangible assets, net	1,399	2,097
Goodwill	8,667	8,667

Total assets	$39,553	$44,198

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,364	$2,372
Accrued expenses	4,177	4,199
Current portion of deferred revenue	9,487	9,975
Capital lease obligations	41	160

Total current liabilities	15,069	16,706
Deferred revenue, net of current portion	252	275
Other long-term liabilities	1,157	1,347

Total liabilities	16,478	18,328

Series A redeemable convertible preferred stock, $.01 par value Authorized – 1,700 shares Issued and outstanding — none	—	—
Stockholders’ equity:
Undesignated preferred stock, $.01 par value Authorized - 5,000,000 shares; designated 1,700 shares Issued and outstanding - none	—	—
Common stock, $.0001 par value — Authorized - 100,000,000 shares Issued and outstanding – 44,455,077 and 42,720,060 shares at June 30, 2005 and December 31, 2004, respectively	4	4
Additional paid-in capital	152,091	151,014
Deferred stock-based compensation	(20)	(91)
Accumulated other comprehensive income	7	58
Accumulated deficit	(129,007)	(125,115)

Total stockholders’ equity	23,075	25,870

Total liabilities and stockholders’ equity	$39,553	$44,198

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenues:
Product	$1,480	$1,040	$3,557	$5,948
Services	6,886	7,115	13,743	13,637

Total net revenues	8,366	8,155	17,300	19,585
Cost of revenues	3,969	4,067	7,771	7,969

Gross profit	4,397	4,088	9,529	11,616

Operating expenses:
Sales and marketing	2,177	2,140	4,216	4,371
Research and development	2,886	2,610	5,932	6,120
General and administrative	1,149	1,188	2,293	2,853
Depreciation	207	220	387	431
Amortization of acquired intangible assets	343	378	698	709
In-process research and development	—	290	—	290
Restructuring and other charges (credits)	(6)	162	(33)	1,309

Total operating expenses	6,756	6,988	13,493	16,083

Loss from operations	(2,359)	(2,900)	(3,964)	(4,467)
Other income, net	41	29	72	60

Net loss	$(2,318)	$(2,871)	$(3,892)	$(4,407)

Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.09)	$(0.11)

Weighted average shares outstanding	43,637	41,000	43,252	40,827

See notes to condensed consolidated financial statements

I-MANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(3,892)	$(4,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,085	1,140
In-process research and development	—	290
Restructuring and other charges	(33)	1,309
Amortization of deferred stock-based compensation	109	2,442
Provision for doubtful accounts	—	120
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	137	83
Accounts receivable	2,320	944
Prepaid expense and other current assets	(705)	(160)
Accounts payable	(1,008)	316
Accrued expenses	78	(2,440)
Deferred revenue	(511)	(2,757)
Deferred rent	(7)	8
Other assets	(7)	49

Net cash used in operating activities	(2,434)	(3,063)

Cash Flows from Investing Activities:
Purchases of property and equipment	(534)	(236)
Proceeds from disposition of property and equipment	—	27
Cash paid to acquire Pricing Analytics, Inc.	(248)	(385)
Purchases of short-term investments and securities held for sale	(2,694)	(9,371)
Redemptions of short-term investments and securities held for sale	17,304	9,300

Net cash provided by (used in) investing activities	13,828	(665)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(119)	(319)
Proceeds from exercises of stock options	323	202
Proceeds from exercises of warrant	600	—
Proceeds from Employee Stock Purchase Plan	116	73

Net cash provided by (used in) financing activities	920	(44)

Net increase (decrease) in cash and cash equivalents	12,314	(3,772)
Cash and cash equivalents, beginning of period	6,098	8,914

Cash and cash equivalents, end of period	$18,412	$5,142

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4	$18

Supplemental Disclosure of Noncash Activities:
Increase (decrease) in deferred stock-based compensation, net of forfeitures	$41	$(452)

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2004 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

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

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped to the customer or when otherwise earned. Substantially all of the amounts included in cost of revenues represent direct costs related to the delivery of professional services, training and customer support.

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as revenue ratably over the term of the subscription agreement.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees and directors, reported loss and loss per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Net loss, as reported	$(2,318)	$(2,871)	$(3,892)	$(4,407)
Add: stock-based compensation recorded	8	579	109	2,443
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(231)	(1,205)	(522)	(4,062)

Pro forma net loss	$(2,541)	$(3,497)	$(4,305)	$(6,026)

Basic & Diluted net loss per share:
As reported	$(0.05)	$(0.07)	$(0.09)	$(0.11)

Pro forma	$(0.06)	$(0.09)	$(0.10)	$(0.15)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options, which had a more accelerated vesting period as described below.

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to certain employees, vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $440,000 was recognized as compensation expense in the six-month period ended June 30, 2004.

In December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and the remaining 50% vested on February 7, 2005. The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $423,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $1,230,000 and $86,000, respectively, were amortized in the six-month periods ended June 30, 2004 and 2005.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business, vested 50% on June 30, 2004 and the remaining 50% vested on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $285,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $707,000 was amortized in the six-month period ended June 30, 2004.

The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the six months ended June 30:

	2005	2004
Risk-free interest rates	4.05-4.3%	3.9%
Dividend yield	—	—
Volatility	70-80%	105%
Expected term	6.25 years	7 years
Weighted average fair value of options granted during the period	$1.08	$1.10

In September 2003, the Company granted a total of 16,215 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 5, 2004, was $22,000. Of this amount, $10,000 was recorded as compensation expense in the six months ended June 30, 2004. In January 2004, the Company granted a total of 36,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 7, 2005, was $56,000. Of this amount, $13,000 and $7,000, respectively, were recorded as compensation expense in the six month periods ended June 30, 2004 and 2005. In January 2005, the Company granted a total of 24,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which will vest on or about February 6, 2006, was $36,000. Of this amount, $16,000 was recorded as compensation expense in the six months ended June 30, 2005 and $20,000 was recorded as deferred compensation in stockholders’ equity at June 30, 2005. And in the six months ended June 30, 2004, stock compensation charges included $43,000 in connection with extending the forfeiture date of stock options held by two former employees.

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

Purchases and sales of marketable debt securities are recorded on a trade-date basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of marketable debt securities are determined on a specific identification basis. There were no realized gains or losses or impairments of held-to-maturity securities during the three or six month periods ended June 30, 2004 and 2005.

Short-term investments and securities held for sale consisted of the following at June 30, 2005 and December 31, 2004:

(Amounts in thousands)	June 30, 2005	December 31, 2004
Auction rate securities held-for-sale	$—	$11,600
Held-to-maturity short-term investments:
Corporate bonds	—	1,010
US Government agency securities	—	2,000

	$—	$14,610

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

Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess “purchase price” over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of June 30, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. RECLASSIFICATIONS

The Company has reclassified $11.6 million of certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity dates are longer than 90 days, from cash and cash equivalents to short-term investments and securities held for sale in its Condensed Consolidated Balance Sheets as of December 31, 2004. Also, amounts for net cash used in investing activities and cash and cash equivalents, beginning of period in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 have been revised to conform to the 2005 presentation.

NOTE 4. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 4,012,599 and 5,272,207 for the three months ended June 30, 2005 and 2004, respectively, and 4,205,966 and 5,634,516 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 5. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Customer A	*	*	13%	*
Customer B	*	*	12%	*
Customer C	*	18%	*	30%

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	June 30,
	2005	2004
Customer B	17%	*
Customer C	24%	17%

*	was less than 10% of the Company’s total

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

In February 2003, the Initial P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years at an exercise price of $1.20 per share. In November 2004, April 2005 and June 2005, P&G partially exercised the warrant, acquiring an aggregate of 750,000 shares of the Company’s common stock.

NOTE 7. ACQUISITION

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which marketed software used to evaluate pricing strategies, for a purchase price of $1.2 million. The Pricing Analytics acquisition provided the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and other industries segments. The merger consideration of $1.2 million consisted of $995,000 in cash, assumed liabilities of $36,000, transaction costs of $60,000 and advance royalties of $75,000 previously paid by the Company to Pricing Analytics in 2003. The cash consideration was paid in four equal quarterly installments beginning in April 2004 with the final installment of $248,000 paid in January 2005. The Company has consolidated the operating results of Pricing Analytics beginning on the date of acquisition.

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended June 30, 2005:

Revenues	$6,066	$2,300	$—	$8,366
Depreciation and amortization	394	—	156	550
Segment income (loss)	97	(2,259)	(156)	(2,318)
Segment assets	30,278	2,855	6,420	39,553
Expenditures for segment assets	268	—	—	268
Goodwill	2,716	—	5,951	8,667

For the six months ended June 30, 2005:

Revenues	$13,106	$4,194	$—	$17,300
Depreciation and amortization	772	—	313	1,085
Segment income (loss)	1,244	(4,823)	(313)	(3,892)
Expenditures for segment assets	534	—	—	534

At and for the three months ended June 30, 2004:

Revenues	$5,945	$2,210	$—	$8,155
Depreciation and amortization	438	3	157	598
Segment loss	(401)	(2,313)	(157)	(2,871)
Segment assets	31,926	5,547	7,044	44,517
Expenditures for segment assets	183	—	—	183
Goodwill	2,716	—	5,951	8,667

For the six months ended June 30, 2004:

Revenues	$14,894	$4,691	$—	$19,585
Depreciation and amortization	812	15	313	1,140
Segment income (loss)	1,640	(5,734)	(313)	(4,407)
Expenditures for segment assets	236	—	—	236

Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the Company’s acquisition of Menerva Technologies, Inc.

NOTE 9. RESTRUCTURING AND OTHER CHARGES

In 2003, the Company took several actions to reduce its operating expenses to better align its cost structure with projected revenues and to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. These actions included the closing of its offices in Chicago, Illinois and Mumbai, India, and significant downsizings of its operations in London, England and Portland, Maine. In the six months ended June 30, 2004, the Company (i) accrued cease-use lease charges of $484,000 and $180,000 in connection with the partial closing of its facilities in London, England and Portland, Maine, respectively, (ii) accrued an additional $70,000 in lease charges related to its closed Chicago office, (iii) incurred $312,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) recorded impairment charges of $263,000 with respect to property and equipment that were no longer in productive use. Of these amounts, $141,000 in severance costs and $21,000 in lease and equipment charges were incurred during the quarter ended June 30, 2004. With respect to the partial closing of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. No sublease assumption was incorporated in the calculation of the cease-use lease accrual for the Portland office because the lease expired in April 2004.

In the six months ended June 30, 2005, the Company realized a net credit of $33,000 in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities. This credit resulted primarily from foreign currency translation adjustments.

A rollforward of the Company’s liability for restructuring and other charges is as follows:

(Amounts in thousands)	Lease costs and asset impairments
Balance at December 31, 2004	$1,341

Activity in six months ended June 30, 2005:
Restructuring credits	(33)
Payments	(110)

Balance at June 30, 2005	$1,198

Current portion – included in accrued expenses	$197

Noncurrent portion – included in other long-term liabilities	$1,001

NOTE 10. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at June 30 is as follows:

(Amounts in thousands)	2005	2004
Balance at January 1,	$402	$588
Provisions	0	120
Write offs	(9)	(153)
Currency translation adjustments	(7)	0

Balance at June 30,	$386	$555

NOTE 11. TERMINATION OF PROPOSED MERGER WITH SELECTICA, INC.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. (“Selectica”) and a subsidiary of Selectica. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million. In the six months ended June 30, 2005, the Company incurred $107,000 in legal fees and other costs related to the proposed merger.

NOTE 12. SUBSEQUENT EVENT

On August 8, 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. Also, Yorgen Edholm was appointed President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board with certain executive powers.

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

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their contract-based, business-to-business relationships through the entirety of the contract management lifecycle. We operate our business in two segments: health and life sciences and industry solutions. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. The industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, disposables, oil/gas/energy, consumer durables, industrial products, chemicals, apparel, and telecommunications.

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 18 of the 20 largest world-wide pharmaceutical manufacturers, ranked according to 2004 annual pharma revenues. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base.

We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software, and collection products — accounted for 20.6% of net revenues in the six months ended June 30, 2005 versus 30.4% of net revenues in the six months ended June 30, 2004. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 79.4% of net revenues in the six months ended June 30, 2005 versus 69.6% of net revenues in the six months ended June 30, 2004.

From June 2001 through March 2004, we implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $6.2 million in the quarter ended June 30, 2005. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 178 employees at June 30, 2005.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica and a subsidiary of Selectica. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million.

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

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred product revenues and recognized when the product is shipped to the customer or when otherwise earned. Substantially all of the amounts included in cost of revenues represent direct costs related to the delivery of professional services, training and customer support.

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as revenue ratably over the term of the subscription agreement. During the six month periods ended June 30, 2005 and 2004, we recognized $406,000 and $-0-, respectively, in revenue related to such agreements.

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

Goodwill

Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess “purchase price” over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

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

Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of June 30, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

NET REVENUES

Net revenues increased by $211,000, or 2.6%, to $8.4 million for the quarter ended June 30, 2005 from $8.2 million for the quarter ended June 30, 2004. Product revenues increased by $440,000, or 42.3%, to $1.5 million for the quarter ended June 30, 2005 from the same period a year earlier, while service revenues decreased by $229,000 or 3.2%. The value of license contracts (minimum price of $50,000) sold during the current quarter increased by 66.3% versus the second quarter of 2004, due primarily to a 50.0% increase in average selling price. Also, four of the license contracts executed in the period ended June 30, 2005 with an aggregate discounted (i.e., net of interest and implicit maintenance) value of $2.2 million were subscription arrangements, which generated very little license revenue during the quarter. By comparison, three of the license contracts executed in the comparable period in 2004 with an aggregate discounted value of $1.1 million were subscription or deferred arrangements, which generated no license revenue during that quarter. As we work to increase our sales in both of our reportable segments, we believe a similar or larger proportion of our customers will place conditions (e.g., software acceptance testing) on their license purchases or will opt to enter into subscription arrangements that will require us to defer recognition of license revenue until later reporting periods. As a result, in future reporting periods we expect recognized revenues to exclude license revenue from some of the contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.

Revenues derived from the industry solutions segment increased by $89,000, or 4.1%, to $2.3 million for the quarter ended June 30, 2005 from same quarter in 2004. An increase in product revenues of $265,000, partially offset by lower professional service revenues, accounted for this increase. Also in the second quarter of 2005, revenues in the health and life sciences segment increased by $122,000, or 2.1%, in comparison to the year earlier period. Our new products in the I-many ContractSphere® Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment, remained in early-stage releases, which continued to limit our ability to derive revenues from them. As this market continues to move past an early adopter stage, which currently appears to remain the general but uncertain trend, as evidenced by our recent sales results, we anticipate corresponding, incremental improvement in demand for these products.

As a percentage of total net revenues, product revenues increased to 17.7% for the quarter ended June 30, 2005, from 12.8% for the quarter ended June 30, 2004. However, product revenues were 29.4% and 36.2%, respectively, of total net revenues for the years ended December 31, 2004 and 2003, so current quarter product revenues were low on a relative basis. While recent product revenue levels have been depressed relative to full year 2003-2004 results, service revenues generally had been increasing, both in absolute terms and as a percentage of total net revenues, primarily due to high utilization in our professional services business and to continued growth in our maintenance-paying, installed customer base. But in the quarter ended June 30, 2005, professional service revenues decreased by $502,000 from the year earlier period. This decrease was attributable to (i) a high professional services revenue level in the second quarter of 2004 and (ii) the partial deferral to future periods of revenue for professional services work conducted on a substantial project during the quarter ended June 30, 2005.

COST OF REVENUES

Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues decreased by $98,000, or 2.4%, to $4.0 million for the quarter ended June 30, 2005 from the same period in 2004. This decrease is principally attributable to a $235,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options and a $163,000 decrease in outsourcing consulting fees, partially offset by an increase in salary and benefit costs of $262,000. The decrease in noncash compensation costs resulted from non-qualified option grants becoming fully-vested during the first quarter of 2005. The decrease in consulting fees was a direct result of the decrease in professional services revenues discussed above, consistent with our use of temporary contractors as a flexible workforce to cover short-term fluctuations in the demand for professional services. The increase in salary and benefit costs was due primarily to an increase in average headcount of 3.5 employees and to salary increases that took effect January 1, 2005.

As a percentage of total net revenues, cost of revenues decreased to 47.4% for the quarter ended June 30, 2005, from 49.9% for the quarter ended June 30, 2004. However, cost of revenues were 40.5% and 40.2%, respectively, of total net revenues for the years ended December 31, 2004 and 2003, so current quarter cost of revenues were high on a relative basis. The high level of cost of revenues as a percentage of total net revenues experienced during the quarter ended June 30, 2005 relative to that experienced during the years 2003 and 2004 is mostly attributable to the current quarter’s relative low level of product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses were relatively flat, increasing by only $37,000, or 1.7%, to $2.2 million in the three months ended June 30, 2005 from the same period in 2004. A $109,000 increase in commission costs, attributable to the increase in product revenue discussed above, was partially offset by an $81,000 decrease in salary costs which resulted from a reduction in average headcount of two employees. As a percentage of total net revenues, sales and marketing expense decreased slightly to 26.0% for the quarter ended June 30, 2005 from 26.2% for the quarter ended June 30, 2004.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $276,000, or 10.6%, to $2.9 million for the quarter ended June 30, 2005 from $2.6 million for the quarter ended June 30, 2004. This increase is primarily attributable to a $226,000 increase in salary costs and a $139,000 increase in off-shore consulting costs, partially offset by a $172,000 decrease in noncash compensation costs incurred pursuant to non-qualified stock options. The increase in salary and benefit costs was due primarily to an increase in average headcount of five employees and to salary increases that took effect January 1, 2005. The decrease in noncash compensation costs resulted from non-qualified option grants becoming fully-vested during the first quarter of 2005. As a percentage of total net revenues, research and development expense increased to 34.5% for the quarter ended June 30, 2005, from 32.0% for the quarter ended June 30, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses were relatively flat, decreasing by only $39,000, or 3.3%, to $1.1 million for the quarter ended June 30, 2005 from the same period in 2004. This decrease in general and administrative expenses is primarily attributable to a $91,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by certain non-recurring charges and credits. The decrease in noncash compensation costs resulted from non-qualified option grants becoming fully-vested during the first quarter of 2005. As a percentage of total net revenues, general and administrative expenses decreased to 13.7% for the quarter ended June 30, 2005 from 14.6% for the quarter ended June 30, 2004.

DEPRECIATION. Depreciation expense decreased by $13,000, or 6%, from $220,000 in the second quarter of 2004 to $207,000 in the second quarter of 2005. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2001 ($1.8 million) and 2002 ($933,000) to the year 2004 ($698,000) and the six-month period ended June 30, 2005 ($534,000), the majority of these asset additions being depreciated over a three-year life.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $343,000 in the quarter ended June 30, 2005, which represents a 9% decrease in amortization from $378,000 recorded in the quarter ended June 30, 2004. This decrease is attributable to the intangible assets in connection with the acquisition of Vintage Software, Inc. (“Vintage”) becoming fully-amortized during the first quarter of 2005.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended June 30, 2005, we recorded $6,000 in credits related to efforts in prior quarters to streamline operations. These credits resulted from reductions in the provisions for future lease costs for the Chicago and London offices.

OTHER INCOME, NET

Other income, net, increased by $12,000, or 41%, from $29,000 in the second quarter of 2004 to $41,000 in the second quarter of 2005. A $54,000 increase in interest income, attributable to higher average yields, was partially offset by $37,000 increase in foreign currency losses.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2004 and the first two quarters of 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended June 30, 2005 and 2004.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

NET REVENUES

Net revenues decreased by $2.3 million, or 11.7%, to $17.3 million for the six months ended June 30, 2005 from $19.6 million for the six months ended June 30, 2004. Product revenues decreased by $2.4 million, or 40.2%, to $3.6 million for the six months ended June 30, 2005 from the same period a year earlier, while service revenues increased by $106,000 or 0.8%. The value of license contracts (minimum price of $50,000) sold during the first six months of 2005 increased by 39.8% versus the same period in 2004, due entirely to an increase in average selling price to $290,000 from $208,000 as the number of license contracts sold was unchanged. However, product revenues recognized in the six-month period ended June 30, 2004 included the recognition of $3.4 million in license fees from a 2003 contract that had been previously deferred, while product revenue in the six-month period ended June 30, 2005 included $1.5 million of previously deferred license fees in connection with two license transactions executed during the fourth quarter of 2004. Also, 10 of the license contracts executed in the six months ended June 30, 2005 with an aggregate discounted value of $3.3 million were subscription arrangements, which generated only $108,000 of license revenue during the period. By comparison, three of the license contracts executed in the comparable period in 2004 with an aggregate discounted value of $1.1 million were subscription or deferred arrangements, which generated no license revenue during that period.

Revenues derived from the industry solutions segment decreased by $497,000, or 10.6%, to $4.2 million for the six months ended June 30, 2005 from $4.7 million for the six months ended June 30, 2004. As indicated above, our new products in the I-many ContractSphere® Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment, remained in early-stage releases, which continued to limit our ability to derive revenues from them. Meanwhile, revenues in the health and life sciences segment were $1.8 million lower than in the six months ended June 30, 2004, attributable principally to the aforementioned recognition of previously deferred license revenues in both year-to-date periods, the impact of which was greater in 2004.

As a percentage of total net revenues, product revenues decreased to 20.6% for the six months ended June 30, 2005, from 30.4% for the six months ended June 30, 2004. This decrease in product revenues as a percentage of total net revenues is principally attributable to the reduction in product revenues discussed above. The increase in service revenues is attributable to higher support revenues resulting from an increase in our billable installed customer base.

COST OF REVENUES

Cost of revenues decreased by $198,000, or 2.5%, to $7.8 million for the six months ended June 30, 2005, from $8.0 million for the six months ended June 30, 2004. This decrease is primarily attributable to a $641,000 decrease in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by a $498,000 increases in salary and benefit costs. The increase in salary and benefit costs is mostly due to salary increases that took effect January 1, 2005, as aggregate headcount levels in customer services and professional services increased only by an average of 1.5 employees from the prior year.

As a percentage of total net revenues, cost of revenues increased to 44.9% for the six months ended June 30, 2005, from 40.7% for the year earlier period. This increase in cost of revenues as a percentage of total net revenues is principally attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expense decreased by $155,000, or 3.5%, to $4.2 million in the six months ended June 30, 2005 from the same period in 2004. This decrease in sales and marketing expense is primarily attributable to a $304,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by higher commission costs. The decrease in noncash compensation costs resulted from non-qualified option grants becoming fully-vested during the first quarter of 2005. As a percentage of total net revenues, sales and marketing expense increased to 24.4% for the six months ended June 30, 2005, from 22.3% for the year earlier period.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $188,000, or 3.1%, to $5.9 million for the six months ended June 30, 2005 from the same period in 2004. This decrease in research and development expenses is attributable to an $888,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by increases in off-shore consulting costs and salary expenses of $450,000 and $257,000, respectively. As a percentage of total net revenues, research and development expense increased to 34.3% for the six months ended June 30, 2005, from 31.2% for the year earlier period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $560,000, or 19.6%, to $2.3 million for the six months ended June 30, 2005 from $2.9 million for the six months ended June 30, 2004. This decrease in general and administrative expenses is primarily attributable to a $461,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options and a $127,000 decease in accounting and legal fees. As a percentage of total net revenues, general and administrative expenses decreased to 13.3% for the six months ended June 30, 2005 from 14.6% for the year earlier period.

DEPRECIATION. Depreciation expense decreased by $44,000, or 10%, to $387,000 in the six months ended June 30, 2005 from the same period in 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2001 ($1.8 million) and 2002 ($933,000) to the year 2004 ($698,000) and the six months ended June 30, 2005 ($534,000), the majority of these asset additions being depreciated over a three-year life.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $698,000 in the six months ended June 30, 2005, which represents a 2% decrease in amortization from the year earlier period. The decrease in amortization attributable to Vintage’s acquired intangible assets becoming fully-amortized during the first quarter of 2005 was largely offset by an increase attributable to the acquisition of Pricing Analytics in April 2004.

RESTRUCTURING AND OTHER CHARGES. In the six months ended June 30, 2005, we recorded $33,000 in credits related to efforts in prior quarters to streamline operations. These credits resulted from reductions in the provisions for future lease costs for the Chicago and London offices.

OTHER INCOME, NET

Other income, net, increased by $12,000, or 20%, from $60,000 in the second quarter of 2004 to $72,000 in the second quarter of 2005. A $95,000 increase in interest income, attributable to higher average yields, was partially offset by $52,000 increase in foreign currency losses and a $31,000 reduction in miscellaneous income.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2004 and the first two quarters of 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the six-month periods ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At June 30, 2005, $41,000 of the remaining aggregate proceeds are restricted, all of which is classified as current restricted cash. The non-current restricted cash balance of $646,000 at June 30, 2005 represents cash held on deposit with respect to long-term lease obligations.

At June 30, 2005, we had net working capital of $12.2 million, including cash and cash equivalents of $18.4. This compares to a net working capital balance of $14.6 million at December 31, 2004. Also on June 30, 2005, we had no long-term or short-term debt, other than obligations under capital lease financings.

Net cash used in operating activities for the six months ended June 30, 2005 was $2.4 million, as compared to net cash used in operating activities of $3.1 million in the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash used in operating activities consisted principally of (i) the net loss of $3.9 million, as offset by non-cash items depreciation and amortization of $1.1 million and noncash stock-based compensation of $109,000, (ii) decreases in accounts payable and deferred revenue of $1.0 million and $511,000, respectively, and (iii) an increase in prepaid expenses of $705,000, partially offset by a $2.3 million decrease in accounts receivable. The decrease in accounts payable was largely the result of timing, i.e., the balance at December 31, 2004 was unusually high relative to prior and subsequent quarters. The $511,000 decrease in deferred revenue consisted principally of the recognition into revenue of $876,000 in previously-deferred license fees, partially offset by an increase in deferred subscription revenue. The $705,000 increase in prepaid expenses was primarily attributable to $755,000 in advance royalty payments to third-party software developers. The $2.3 million decrease in accounts receivable was principally attributable to a $2.9 million decrease in the value of non-subscription license agreements executed in the second quarter of 2005 versus the fourth quarter of 2004, partially offset by significantly higher professional services billings during the second quarter of 2005 relative to the fourth quarter of 2004.

For the six months ended June 30, 2004, net cash used in operating activities consisted principally of the net loss of $4.4 million, as offset by non-cash items depreciation and amortization of $1.1 million, restructuring and other charges of $1.3 million, in-process research and development of $290,000 and noncash stock-based compensation of $2.4 million, and decreases in accrued expenses and deferred revenue of $2.4 million and $2.8 million, respectively, partially offset by a $944,000 decrease in accounts receivable. The year-to-date decrease in accrued expenses resulted largely from: (i) a net $502,000 reduction in the sales commission accrual, a consequence of the decrease in new license deals in the second quarter of 2004 relative to the fourth quarter of 2003, (ii) a $660,000 decrease in the Company’s discontinued self-insured medical claims obligation, (iii) $780,000 in year-to-date payments against the restructuring lease and severance accruals, and (iv) a $412,000 reduction in accrued consulting fees. The $2.8 million decrease in deferred revenue was the result of the recognition into revenue of previously-deferred license fees. The $944,000 decrease in accounts receivable was principally attributable to a 75.8% drop in product revenues in the second quarter of 2004 versus the fourth quarter of 2003.

Net cash provided by investing activities was $13.8 for the six months ended June 30, 2005, as compared to net cash used of $665,000 for the six months ended June 30, 2004. Net cash provided by investing activities for the six months ended June 30, 2005 consisted of $14.6 million in net redemptions of short-term investments and securities held for sale, partially offset by $534,000 in property and equipment additions and $248,000 in merger consideration paid in connection with the Pricing Analytics acquisition. Net cash used in investing activities for the six months ended June 30, 2004 consisted primarily of $385,000 in merger consideration paid in connection with the Pricing Analytics acquisition and $236,000 in property and equipment additions. Also during this period, purchases of short-term investments and securities held for sale of $9.4 million were nearly offset by $9.3 million in redemptions of such investments.

Net cash provided by financing activities was $920,000 in the six months ended June 30, 2005, consisting primarily of $600,000 in proceeds from warrant exercises and $323,000 in proceeds from stock option exercises. Net cash used by financing activities was $44,000 in the six months ended June 30, 2004, comprised of $319,000 in payments on existing capital leases, partially offset by $275,000 in proceeds from stock option exercises and the employee stock purchase plan.

We currently anticipate that our cash and cash equivalents of $18.4 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	42	42	—	—	—
Operating Leases	8,941	1,784	3,296	2,610	1,251
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$8,983	$1,826	$3,296	$2,610	$1,251

Note:	Capital Lease Obligations amounts in the above table include interest.

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE HAVE RECENTLY EXPERIENCED A CHANGE OF SENIOR MANAGEMENT, WHICH MAY AFFECT OUR BUSINESS, PARTICULARLY IN THE SHORT TERM

On August 8, 2005, we announced the departure of our Chief Executive Officer and Chief Operating Officer and the appointment of a new Chairman of the Board with certain executive powers and a new President and Chief Executive Officer. Changes of this nature can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term. Our new leadership will need time to become more familiar with the Company and its culture. For at least the next few months, this leadership change could have an adverse effect on our business, financial condition and results of operations.

WE WILL NEED TO GROW IN MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH

We will need to be successful in our efforts to reduce our reliance on the health and life sciences market, which has traditionally been, and continues to be, the primary source of our revenues. Revenues from our non-healthcare customers in the industry solutions segment have comprised 34.0%, 27.3%, and 24.2%, respectively, of our consolidated revenues for the years ended December 31, 2003 and 2004 and for the six months ended June 30, 2005. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We have not been successful in generating the revenue we expected from these markets and we cannot assure you that we will be successful in the future. Although we have had some success in selling to markets outside of healthcare, we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $39.5 million in the year ended December 31, 2003, $7.0 million in the year ended December 31, 2004, and $3.9 million for the six months ended June 30, 2005, and we had an accumulated deficit at June 30, 2005 of $129.0 million. Our recent results have been affected by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide technology solutions. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. And an increasing percentage of our customers and prospective customers seeks to negotiate license agreements that permit regular subscription payments to us over periods greater than 12 months, instead of full payment of the license fee within the first few months after contract execution. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the periods ended June 30, 2004 and 2005.

As of June 30, 2005, the Company’s cash and cash equivalents consisted entirely of money market and other marketable short-term investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and have been recorded at amortized cost. At June 30, 2005, the Company had no held-to-maturity investments, all such investments held at March 31, 2005 having matured during the quarter ended June 30, 2005. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as securities held for sale and have been stated at fair market value. At June 30, 2005, the Company held no auction rate certificates, having disposed of all its holdings in such investments during the quarter ended June 30, 2005.

FOREIGN CURRENCY EXCHANGE RISK

The Company operates in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(b) Changes in Internal Control. The Company made no material changes to its internal controls procedures in the quarter ended June 30, 2005. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

I-MANY, INC

Date: August 9, 2005	By:	/s/ Kevin M. Harris
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