Form 10-Q
period 2005-09-30
I MANY INC
filed 2005-11-07
CIK 1104017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
On November 1, 2005, 46,289,689 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.
FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
I-MANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,501	$6,098
Restricted cash	21	161
Short-term investments and securities held for sale	—	14,610
Accounts receivable, net of allowance	7,564	9,964
Prepaid expenses and other current assets	1,174	518

Total current assets	26,260	31,351
Property and equipment, net	1,339	1,300
Restricted cash	641	663
Other assets	121	120
Acquired intangible assets, net	1,056	2,097
Goodwill	8,667	8,667

Total assets	$38,084	$44,198

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,650	$2,372
Accrued expenses	3,550	4,199
Current portion of deferred revenue	11,338	9,975
Capital lease obligations	21	160

Total current liabilities	16,559	16,706
Deferred revenue, net of current portion	187	275
Other long-term liabilities	1,105	1,347

Total liabilities	17,851	18,328

Series A redeemable convertible preferred stock, $.01 par value
Authorized — 1,700 shares
Issued and outstanding — none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized — 5,000,000 shares; designated 1,700 shares
Issued and outstanding — none	—	—
Common stock, $.0001 par value —
Authorized — 100,000,000 shares
Issued and outstanding — 46,274,264 and 42,720,060 shares at September 30, 2005 and December 31, 2004, respectively	5	4
Additional paid-in capital	152,620	151,014
Deferred stock-based compensation	(29)	(91)
Accumulated other comprehensive income	3	58
Accumulated deficit	(132,366)	(125,115)

Total stockholders’ equity	20,233	25,870

Total liabilities, redeemable preferred stock and stockholders’ equity	$38,084	$44,198

See notes to condensed consolidated financial statements.

I-MANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product	$567	$2,393	$4,124	$8,341
Services	6,483	6,914	20,226	20,551

Total net revenues	7,050	9,307	24,350	28,892
Cost of revenues	3,888	3,788	11,659	11,757

Gross profit	3,162	5,519	12,691	17,135

Operating expenses:
Sales and marketing	1,961	1,964	6,177	6,335
Research and development	2,795	2,759	8,727	8,879
General and administrative	1,320	1,068	3,613	3,921
Depreciation	204	233	591	664
Amortization of acquired intangible assets	343	378	1,041	1,087
In-process research and development	—	—	—	290
Restructuring and other charges (credits)	8	62	(25)	1,371

Total operating expenses	6,631	6,464	20,124	22,547

Loss from operations	(3,469)	(945)	(7,433)	(5,412)
Other income, net	110	107	182	167

Loss before income taxes	(3,359)	(838)	(7,251)	(5,245)

Benefit from income taxes	—	(82)	—	(82)

Net loss	$(3,359)	$(756)	$(7,251)	$(5,163)

Basic and diluted net loss per common share	$(0.07)	$(0.02)	$(0.16)	$(0.13)

Weighted average shares outstanding	45,348	41,575	43,951	41,076

See notes to condensed consolidated financial statements

I-MANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(7,251)	$(5,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,632	1,751
In-process research and development	—	290
Restructuring and other charges (credits)	(25)	1,371
Amortization of deferred stock-based compensation	123	2,791
Provision for doubtful accounts	150	170
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	162	262
Accounts receivable	2,194	858
Prepaid expense and other current assets	(656)	(211)
Accounts payable	(722)	414
Accrued expenses	(600)	(2,578)
Deferred revenue	1,275	(2,790)
Deferred rent	(14)	3
Other assets	(1)	162

Net cash used in operating activities	(3,733)	(2,670)

Cash Flows from Investing Activities:
Purchases of property and equipment	(630)	(451)
Proceeds from disposition of property and equipment	—	35
Cash paid to acquire Pricing Analytics, Inc.	(248)	(633)
Purchases of short-term investments and securities held for sale	(2,694)	(11,859)
Redemptions of short-term investments and securities held for sale	17,304	11,750

Net cash provided by (used in) investing activities	13,732	(1,158)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(140)	(497)
Proceeds from exercises of stock options	828	322
Proceeds from exercises of warrant	600	—
Proceeds from Employee Stock Purchase Plan	116	73

Net cash provided by (used in) financing activities	1,404	(102)

Net increase (decrease) in cash and cash equivalents	11,403	(3,930)
Cash and cash equivalents, beginning of period	6,098	8,914

Cash and cash equivalents, end of period	$17,501	$4,984

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$6	$25

Cash refunded during the period for income taxes	$—	$82

Supplemental Disclosure of Noncash Activities:
Increase (decrease) in deferred stock-based compensation, net of forfeitures	$62	$(419)

See notes to condensed consolidated financial statements.

I-MANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2004 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.
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
     Had the Company used the fair value method to measure compensation related to stock awards to employees and directors, reported loss and loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in thousands)	2005	2004	2005	2004
Net loss, as reported	$(3,359)	$(756)	$(7,251)	$(5,163)
Add: stock-based compensation recorded	14	348	123	2,791
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(3)	(666)	(525)	(4,729)

Pro forma net loss	$(3,348)	$(1,074)	$(7,653)	$(7,101)

Basic & Diluted net loss per share:
As reported	$(0.07)	$(0.02)	$(0.16)	$(0.13)

Pro forma	$(0.07)	$(0.03)	$(0.17)	$(0.17)

Options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options, which had a more accelerated vesting period as described below.
     In July 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to certain employees, vested on March 31, 2004. The aggregate intrinsic value of these options, totaling $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense. Of this amount, $440,000 was recognized as compensation expense in the nine-month period ended September 30, 2004.
     In December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and the remaining 50% vested on February 7, 2005.

The aggregate intrinsic value of these options, totaling $2.7 million less forfeitures of $423,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $86,000 and $1,230,000, respectively, were amortized in the nine-month periods ended September 30, 2005 and 2004.
     Also in December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business, vested 50% on June 30, 2004 and the remaining 50% vested on December 31, 2004. The aggregate intrinsic value of these options, totaling $1.2 million less forfeitures of $285,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Of this amount, $707,000 was amortized in the nine-month period ended September 30, 2004.
     The Company’s calculations of the fair value of stock options were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average fair value of options granted during the nine months ended September 30:

	2005	2004
Risk-free interest rates	4.05-4.33%	3.9%
Dividend yield	—	—
Volatility	70-80%	105%
Expected term	6.25 years	7 years
Weighted average fair value of options granted during the period	$ 1.08	$ 1.05
     In September 2003, the Company granted a total of 16,215 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 5, 2004, was $22,000. Of this amount, $10,000 was recorded as compensation expense in the nine months ended September 30, 2004. In January 2004, the Company granted a total of 36,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 7, 2005, was $56,000. Of this amount, $7,000 and $13,000, respectively, were recorded as compensation expense in the nine month periods ended September 30, 2005 and 2004. In January 2005, the Company granted a total of 24,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which will vest on or about February 6, 2006, was $36,000. Of this amount, $25,000 was recorded as compensation expense in the nine months ended September 30, 2005 and $11,000 was recorded as deferred compensation in stockholders’ equity at September 30, 2005. In June 2005, the Company granted 15,000 shares of restricted common stock to one of its employees. The aggregate value of these restricted shares, which will vest no later than June 30, 2006, was $24,000. Of this amount $6,000 was recorded as compensation expense in the nine months ended September 30, 2005 and $18,000 was recorded as deferred compensation in stockholders’ equity at September 30, 2005. And in the nine months ended September 30, 2004, stock compensation charges included $43,000 in connection with extending the forfeiture date of stock options held by two former employees.
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
     Purchases and sales of marketable debt securities are recorded on a trade-date basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of marketable debt securities are determined on a specific identification basis. There were no realized gains or losses or impairments of held-to-maturity securities during the three or nine month periods ended September 30, 2005 and 2004.
     Short-term investments and securities held for sale consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Auction rate securities held-for-sale	$—	$11,600

Held-to-maturity short-term investments:
Corporate bonds	—	1,010
US Government agency securities	—	2,000

	$—	$14,610

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
Product Indemnification:
     The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.
NOTE 3. RECLASSIFICATIONS
     The Company has reclassified $11.6 million of certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity dates are longer than 90 days, from cash and cash equivalents to short-term investments and securities held for sale in its Condensed Consolidated Balance Sheets as of December 31, 2004. Also, amounts for net cash used in investing activities and cash and cash equivalents, beginning of period in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 have been revised to conform to the 2005 presentation.
NOTE 4. NET LOSS PER SHARE
     Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 2,667,540 and 4,291,315 for the three months ended September 30, 2005 and 2004, respectively, and 3,693,157 and 5,186,782 for the nine months ended September 30, 2005 and 2004, respectively.
NOTE 5. SIGNIFICANT CUSTOMERS
     The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	*	*	12%	*
Customer B	*	*	11%	*
Customer C	*	15%	*	25%
     The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	September 30,
	2005	2004
Customer A	17%	*
Customer C	*	27%
Customer D	13%	*

*	was less than 10% of the Company’s total

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
     The following table summarizes Company management’s estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

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

	Health and Life	Industry
(Amounts in thousands)	Sciences	Solutions	Undesignated	Totals
At and for the three months ended September 30, 2005:
Revenues	$5,223	$1,827	$—	$7,050
Segment loss	(274)	(2,929)	(156)	(3,359)
Segment assets	28,365	3,455	6,264	38,084
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2005:
Revenues	$18,329	$6,021	$—	$24,350
Segment income (loss)	970	(7,752)	(469)	(7,251)

At and for the three months ended September 30, 2004:
Revenues	$6,590	$2,717	$—	$9,307
Segment income (loss)	1,431	(2,031)	(156)	(756)
Segment assets	33,830	2,994	6,888	43,712
Goodwill	2,716	—	5,951	8,667

	Health and Life	Industry
(Amounts in thousands)	Sciences	Solutions	Undesignated	Totals
For the nine months ended September 30, 2004:
Revenues	$21,483	$7,409	$—	$28,892
Segment income (loss)	3,070	(7,764)	(469)	(5,163)
Undesignated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the Company’s 2002 acquisition of Menerva Technologies, Inc.
NOTE 9. RESTRUCTURING AND OTHER CHARGES
     In 2003, the Company took several actions to reduce its operating expenses to better align its cost structure with projected revenues and to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. These actions included the closing of its offices in Chicago, Illinois and Mumbai, India, and significant downsizings of its operations in London, England and Portland, Maine. In the nine months ended September 30, 2004, the Company (i) accrued cease-use lease charges of $484,000 and $180,000 in connection with the partial closing of its facilities in London, England and Portland, Maine, respectively, (ii) accrued an additional $140,000 in lease charges related to its closed Chicago office, (iii) incurred $312,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) recorded impairment charges of $255,000 with respect to property and equipment that were no longer in productive use. Of these amounts, $62,000 in lease and equipment charges were incurred during the quarter ended September 30, 2004. With respect to the partial closing of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. No sublease assumption was incorporated in the calculation of the cease-use lease accrual for the Portland office because the lease expired in April 2004.
     In the nine months ended September 30, 2005, the Company realized a net credit of $25,000 in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities. This credit resulted primarily from foreign currency adjustments.
     A rollforward of the Company’s liability for restructuring and other charges is as follows:

Lease costs
and asset
(Amounts in thousands)	impairments
Balance at December 31, 2004	$1,341

Activity in nine months ended September 30, 2005:
Restructuring credits	(25)
Payments	(160)

Balance at September 30, 2005	$1,156

Current portion — included in accrued expenses	$199

Noncurrent portion — included in other long-term liabilities	$957

NOTE 10. VALUATION AND QUALIFYING ACCOUNTS
     A rollforward of the Company’s allowance for doubtful accounts at September 30 is as follows:

(Amounts in thousands)	2005	2004
Balance at January 1,	$402	$588

Provisions	150	170
Write offs	(9)	(373)
Currency translation adjustments	(7)	0

Balance at September 30,	$536	$385

NOTE 11. TERMINATION OF PROPOSED MERGER WITH SELECTICA, INC.
     On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. (“Selectica”) and a subsidiary of Selectica. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million. In the nine months ended September 30, 2005, the Company incurred $65,000 in legal fees and other costs related to the proposed merger.
NOTE 12. CHANGE IN SENIOR MANAGEMENT
     On August 8, 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. Also, Yorgen Edholm was appointed Acting President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board with certain executive powers. In connection with the resignation of these executives, the Company incurred $350,000 in future severance and benefit costs in the three month period ended September 30, 2005.
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
     We have generated revenues from both products and services. Product revenues — which through mid 2001 had been principally comprised of software license fees generated from our I-many/CARS software suite and now includes licensing of our I-many ContractSphere® Enterprise Contract Management Product Suite, Government Pricing and Medicaid compliance software, and collection products — accounted for 16.9% of net revenues in the nine months ended September 30, 2005 versus 28.9% of net revenues in the nine months ended September 30, 2004. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 83.1% of net revenues in the nine months ended September 30, 2005 versus 71.1% of net revenues in the nine months ended September 30, 2004.
     From June 2001 through March 2004, we implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $6.1 million in the quarter ended September 30, 2005. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 167 employees at September 30, 2005.
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
     On August 8, 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. Also, Yorgen Edholm was appointed Acting President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board with certain executive powers. In connection with the resignation of these executives, we incurred $350,000 in future severance and benefit costs in the three month period ended September 30, 2005.
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
     In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. Due to the extended payment terms, the installment payments are recognized as revenue ratably over the term of the subscription agreement. During the nine month periods ended September 30, 2005 and 2004, we recognized $600,000 and $34,000 respectively, in product revenue related to such agreements. See the reconciliation table that follows in this Item 2.
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
Product Indemnification
     The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
NET REVENUES
     Net revenues decreased by $2.3 million, or 24.3%, to $7.1 million for the quarter ended September 30, 2005 from $9.3 million for the quarter ended September 30, 2004. Product revenues decreased by $1.8 million, or 76.3%, to $567,000 for the quarter ended September 30, 2005 from the same period a year earlier, while service revenues decreased by $431,000, or 6.2%. As indicated in the table below, the gross value of license contracts sold during the current quarter increased by 17.3% versus the third quarter of 2004, due primarily to an increase in the number of license transactions (minimum value of $50,000) from seven to nine, partially offset by a 15% decrease in average net selling price. However, most of the revenue from the license transactions in the current quarter, amounting to 87.5% of the license fees, was deferred to future reporting periods. As we work to increase our sales in both of our reportable segments, we believe that a significant proportion of future license contracts will be subscription arrangements or will have conditions (e.g., software acceptance testing) resulting in deferral of license revenue recognition to later reporting periods. As a result, in future reporting periods we expect recognized revenues to exclude much of the license revenue generated from contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.
Reconciliation of Value of License Transactions to Reportable Product Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$1,209	$2,004	$7,220	$4,591
Industry Solutions	1,405	224	2,326	1,454

	2,614	2,228	9,546	6,045

Add product revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences — subscriptions	239	34	600	34
Health and Life Sciences — other deferrals	—	—	1,476	3,139
Industry Solutions — other deferrals	—	550	—	794

	239	584	2,076	3,967

Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	904	419	5,933	1,121
Industry Solutions	1,382	—	1,565	550

	2,286	419	7,498	1,671

Product revenue recorded:
Health and Life Sciences	544	1,619	3,363	6,643
Industry Solutions	23	774	761	1,698

	$567	$2,393	$4,124	$8,341

     The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles (“GAAP”). We believe its inclusion can enhance an overall understanding of the company’s past operational performance and also its prospects for the future. This reconciliation of product revenues is made with the intent of providing a more complete understanding of the revenue performance of the company, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred revenue arrangements that are material to the ongoing performance of the company’s business. This information quantifies the various components comprising current revenue, which in each period consists of revenues from licenses sold in current periods plus revenues deferred from prior periods, less revenue deferred from licenses sold in current periods. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States.
     Total net revenues derived from the industry solutions segment decreased by $890,000, or 32.8%, to $1.8 million for the quarter ended September 30, 2005 from the quarter ended September 30, 2004. However, the gross value of license contracts sold in this segment during the current quarter increased by $1.2 million, or 527.2%, relative to the same quarter in 2004, although this increase was not reflected in revenues because of the deferral of nearly all of the current transactions’ license revenue to future periods. This upward trend in this segment’s recent sales results is further evidence of increasing demand in our new products in the I-many

ContractSphere® Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment. However, these new products are still in early-stage releases, which continues to limit our ability to derive revenues from them.
     Total net revenues derived from the health and life sciences segment decreased by $1.4 million, or 20.7%, to $5.2 million for the quarter ended September 30, 2005 from $6.6 million in the year earlier period. Decreases in this segment’s product revenues and professional services revenues of $1.1 million and $507,000, respectively, were partially offset by a $207,000 increase in maintenance and support revenues. The decrease in product revenues was discussed above.
     Overall service revenues decreased by $431,000, or 6.2% to $6.5 million in the quarter ended September 30, 2005 versus $6.9 million in the same quarter in 2004. This decrease was attributable to a $733,000 decrease in professional services revenues, caused by reduced utilization levels, primarily in the health and life sciences segment, partially offset by a $302,000 increase in maintenance and support and hosting revenues, which was attributable to continued growth in our maintenance-paying, installed customer base.
COST OF REVENUES
     Cost of revenues consists primarily of payroll and related costs and subcontractor costs for providing professional services and support services, and to a lesser extent, amounts due to third parties for royalties related to integrated technology. Historically, cost of product revenues has not been a significant component of total cost of revenues. Cost of revenues increased by $100,000, or 2.6%, to $3.9 million for the quarter ended September 30, 2005 from the same period in 2004. This increase is primarily attributable to a $134,000 increase in salary and benefit costs in the customer support department, which resulted from an increase in headcount.
     As a percentage of total net revenues, cost of revenues increased to 55.1% for the quarter ended September 30, 2005, from 40.7% for the quarter ended September 30, 2004. The high level of cost of revenues as a percentage of total net revenues experienced during the quarter ended September 30, 2005 is primarily attributable to the current quarter’s relative low level of product revenues as a percent of total revenues (see Net Revenues discussion above). Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.
OPERATING EXPENSES
     SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses were flat, decreasing by only $3,000, or 0.2%, to $2.0 million in the three months ended September 30, 2005 from the same period in 2004. Small decreases in compensation costs, attributable to lower headcount and reduced commissions, were mostly offset by higher spending on consulting and promotion. As a percentage of total net revenues, sales and marketing expense increased to 27.8% for the quarter ended September 30, 2005 from 21.1% for the quarter ended September 30, 2004.
     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased slightly by $36,000, or 1.3%, to $2.8 million for the quarter ended September 30, 2005 from the same period in 2004. This increase is primarily attributable to a $191,000 increase in off-shore consulting costs, partially offset by a $132,000 decrease in noncash compensation costs incurred pursuant to non-qualified stock options. The decrease in noncash compensation costs resulted from non-qualified option grants, which had an exercise price that was below market value at the time of grant, becoming fully-vested during the first quarter of 2005. Also, $133,000 in severance and benefit costs incurred in connection with the August 2005 resignation of our former chief operating officer were offset by a $143,000 decrease in other salary costs from the year earlier period. As a percentage of total net revenues, research and development expense increased to 39.6% for the quarter ended September 30, 2005, from 29.6% for the quarter ended September 30, 2004.
     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $252,000, or 23.6%, to $1.3 million for the quarter ended September 30, 2005 from $1.1 million in the quarter ended September 30, 2004. This increase is primarily attributable to $217,000 in severance and benefit costs incurred in connection with the August 2005 resignation of our former chief executive officer and a $150,000 increase to our allowance for doubtful for doubtful accounts, partially offset by a $91,000 reduction in noncash compensation costs incurred pursuant to the issuance of non-qualified stock options to employees which had exercise prices that were below market value at the time of grant. The decrease in noncash compensation costs resulted from non-qualified option grants becoming fully-vested during the first quarter of 2005. As a percentage of total net revenues, general and administrative expenses increased to 18.7% for the quarter ended September 30, 2005 from 11.5% for the quarter ended September 30, 2004.
     DEPRECIATION. Depreciation expense decreased by $29,000, or 12%, from $233,000 in the third quarter of 2004 to $204,000 in the third quarter of 2005. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2001 ($1.8 million) and 2002 ($933,000) to the year 2004 ($698,000) and the nine-month period ended September 30, 2005 ($630,000), the majority of these asset additions being depreciated over a three-year life.
     AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $343,000 in the quarter ended September 30, 2005, which represents a 9% decrease in amortization from $378,000 recorded in the quarter ended September 30, 2004. This decrease is attributable to the intangible assets in connection with the acquisition of Vintage Software, Inc. (“Vintage”) becoming fully-amortized during the first quarter of 2005.
     RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2005, we recorded $8,000 in charges related to efforts in prior quarters to streamline operations. This charge resulted from reductions in the provisions for future lease costs for the Chicago and London offices.
OTHER INCOME, NET
     Other income, net, increased by $3,000, or 3%, from $107,000 in the third quarter of 2004 to $110,000 in the third quarter of 2005. Increases of $34,000 in interest income and $28,000 in non-recurring miscellaneous income were mostly offset by an increase of $56,000 in state franchise taxes.
PROVISION FOR INCOME TAXES
     In the quarter ended September 30, 2004, we recorded an $82,000 benefit resulting from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carry back benefit, we have incurred operating losses for all quarters in 2004 and the first three quarters of 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month period ended September 30, 2005.
COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
NET REVENUES
     Net revenues decreased by $4.5 million, or 15.7%, to $24.4 million for the nine months ended September 30, 2005 from $28.9 million for the nine months ended September 30, 2004. Product revenues decreased by $4.2 million, or 50.6%, to $4.1 million for the nine months ended September 30, 2005 from the same period a year earlier, while service revenues decreased by $325,000, or 1.6%, due to reduced billable utilization of professional services. The gross value of license contracts sold during the first nine months of 2005 increased by $3.5 million, or 57.9%, to $9.5 million versus $6.0 million in the same period in 2004, due primarily to an increase in average net selling price (minimum deal size of $50,000) to $277,000 from $233,000 while the number of such license transactions also increased during the period. However, $7.5 million of the $9.5 million in gross license transactions sold during the nine months ended September 30, 2005 was deferred to future periods. By comparison, only $1.7 million in gross license transaction value during the nine months ended September 30, 2004 was deferred. Also, product revenues recognized in the nine-month period ended September 30, 2004 benefited from the recognition of $3.4 million in license fees from a 2003 contract that had been previously deferred, while product revenue in the nine-month period ended September 30, 2005 included only $2.1 million of license revenue from previously deferred license transactions. See the reconciliation table that precedes this in this Item 2.
     Total net revenues derived from the industry solutions segment decreased by $1.4 million, or 18.7%, to $6.0 million for the nine months ended September 30, 2005 from $7.4 million for the nine months ended September 30, 2004. However, the gross value of license contracts sold in this segment during the nine months ended September 30, 2005 increased by $872,000, or 60.0%, to $2.3 million from $1.5 million in the same period in 2004, although this increase was not reflected in revenues because of the deferral of much of the current year’s license revenue to future periods. Service revenues in the industry solutions segment amounted to $1.8 million, a decreased of $139,000, or 7.2%, from $1.9 million recorded in the prior year period as professional service revenues were affected by the partial deferral to future periods of consulting work conducted on a substantial project during the period ended September 30, 2005.
     Total net revenues derived from the health and life sciences segment decreased by $3.2 million, or 14.7%, to $18.3 million for the nine months ended September 30, 2005 from $21.5 million in the year earlier period. A $3.3 million, or 49.4%, decrease in this segment’s product revenues accounted for essentially all of the revenue decrease as a $340,000 decrease in professional services revenues, attributable to lower utilization, was offset by a $354,000 increase in maintenance and support revenues, resulting from an increase in our maintenance-paying, installed customer base. The gross value of license contracts sold in this segment during the nine months ended September 30, 2005 increased by $2.6 million, or 57.3%, to $7.2 million from $4.6 million in the year earlier period. However, as indicated above, a substantially larger portion of the revenue from the contracts sold in the 2005 period versus 2004 was deferred to future periods.
COST OF REVENUES
     Cost of revenues decreased by $98,000, or 0.8%, to $11.7 million for the nine months ended September 30, 2005, from the year earlier period. This decrease is primarily attributable to a $717,000 decrease in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by a $512,000 increase in salary and benefit costs. The increase in salary and benefit costs is mostly due to headcount increases in the customer service department and salary increases that took effect January 1, 2005.
     As a percentage of total net revenues, cost of revenues increased to 47.9% for the six months ended September 30, 2005, from 40.7% for the year earlier period. This increase in cost of revenues as a percentage of total net revenues is principally attributable to the decrease in product revenues as a percent of total revenues. Product revenues have typically generated higher margins than service revenues and are expected to do so in the foreseeable future.
OPERATING EXPENSES
     SALES AND MARKETING. Sales and marketing expense decreased by $158,000, or 2.5%, to $6.2 million in the nine months ended September 30, 2005 from the same period in 2004. This decrease in sales and marketing expense is primarily attributable to a $341,000 reduction in noncash compensation costs incurred pursuant to non-qualified stock options, partially offset by higher commission costs attributable to the increase in the gross value of license transactions during 2005 versus 2004. The decrease in noncash compensation costs resulted from non-qualified option grants becoming fully-vested during the first quarter of 2005. As a percentage of total net revenues, sales and marketing expense increased to 25.4% for the nine months ended September 30, 2005, from 21.9% for the year earlier period.
     RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $152,000, or 1.7%, to $8.7 million for the nine months ended September 30, 2005 from the same period in 2004. This decrease in research and development expenses is attributable to a $1.0 million reduction in noncash compensation costs incurred pursuant to the issuance of non-qualified stock options to employees which had exercise prices that were below market value at the time of grant, partially offset by increases in off-shore consulting costs and salary expenses of $627,000 and $248,000, respectively. Included in the salary increase is $133,000 in severance and benefit costs incurred in connection with the August 2005 resignation of our former chief operating officer. As a percentage of total net revenues, research and development expense increased to 35.8% for the nine months ended September 30, 2005, from 30.7% for the year earlier period.
     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $308,000, or 7.9%, to $3.6 million for the nine months ended September 30, 2005 from $3.9 million for the nine months ended September 30, 2004. This decrease in general and administrative expenses is primarily attributable to a $553,000 reduction in noncash compensation costs incurred pursuant to the issuance of non-qualified stock options to employees which had exercise prices that were below market value at the time of grant, partially offset by $217,000 in severance and benefit costs incurred in connection with the August 2005 resignation of our former chief executive officer. As a percentage of total net revenues, general and administrative expenses increased to 14.8% for the nine months ended September 30, 2005 from 13.6% for the year earlier period.
     DEPRECIATION. Depreciation expense decreased by $73,000, or 11%, to $591,000 in the nine months ended September 30, 2005 from the same period in 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2001 ($1.8 million) and 2002 ($933,000) to the year 2004 ($698,000) and the nine months ended September 30, 2005 ($630,000), the majority of these asset additions being depreciated over a three-year life.
     AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $1.0 million in the nine months ended September 30, 2005, which represents a $46,000, or 4%, decrease in amortization from the year earlier period. The decrease in amortization attributable to Vintage’s acquired intangible assets becoming fully-amortized during the first quarter of 2005 was partially offset by an increase attributable to the acquisition of Pricing Analytics in April 2004.
     RESTRUCTURING AND OTHER CHARGES. In the nine months ended September 30, 2005, we recorded $25,000 in credits related to efforts in prior quarters to streamline operations. These credits resulted from reductions in the provisions for future lease costs for the Chicago and London offices.
OTHER INCOME, NET
     Other income, net, increased by $15,000, or 9%, to $182,000 in the third quarter of 2005 from the year earlier period. A $129,000 increase in interest income, attributable to higher average yields, and $20,000 decrease in interest expense was partially offset by increases in state franchise taxes and foreign currency losses of $71,000 and $60,000, respectively.
PROVISION FOR INCOME TAXES
     In the quarter ended September 30, 2004, we recorded an $82,000 benefit resulting from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carry back benefit, we incurred operating losses for all quarters in 2004 and the first three quarters of 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain.
LIQUIDITY AND CAPITAL RESOURCES
     In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds were deposited in a restricted bank account. At September 30, 2005, $21,000 of the remaining aggregate proceeds are restricted, all of which is classified as current restricted cash. The non-current restricted cash balance of $641,000 at September 30, 2005 represents cash held on deposit with respect to long-term lease obligations.
     At September 30, 2005, we had net working capital of $9.7 million, including cash and cash equivalents of $17.5 million. This compares to a net working capital balance of $14.6 million at December 31, 2004. Also on September 30, 2005, we had no long-term or short-term debt, other than obligations under capital lease financings. The year-to-date $4.9 million decrease in net working capital was primarily attributable to a $3.2 million decrease in combined cash and short-term investments and a $2.4 million decrease in accounts receivable, as more fully described below.
     Net cash used in operating activities for the nine months ended September 30, 2005 was $3.7 million, as compared to net cash used in operating activities of $2.7 million in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash used in operating activities consisted principally of (i) the net loss of $7.3 million, as offset by non-cash items depreciation and amortization of $1.6 million and noncash stock-based compensation of $123,000, (ii) decreases in accounts payable and accrued expenses of $722,000 and $600,000, respectively, and (iii) an increase in prepaid expenses of $656,000, partially offset by (a) a $2.4 million decrease in accounts receivable (including the $150,000 provision for doubtful accounts) and (b) a $1.3 million increase in deferred revenue. The decrease in accounts payable was largely the result of timing, i.e., the balance at December 31, 2004 was unusually high relative to prior and subsequent quarters. The $600,000 decrease in accrued expenses is primarily attributable to a $352,000 reduction in accrued compensation since year end 2004 and the 2005 payment of $248,000 in previously-accrued merger compensation in connection with the acquisition of Pricing Analytics. The $656,000 increase in prepaid expenses was primarily attributable to $755,000 in advance royalty payments to third-party software developers. The $2.4 million decrease in accounts receivable was principally attributable to a $2.5 million decrease in the value of non-subscription license agreements executed in the third quarter of 2005 versus the fourth quarter of 2004. The $1.3 million increase in deferred revenue is primarily attributable to the net increase in the cumulative value of deferred license transactions.
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
     Net cash provided by investing activities was $13.8 for the nine months ended September 30, 2005, as compared to net cash used of $1.2 million for the nine months ended September 30, 2004. Net cash provided by investing activities for the nine months ended September 30, 2005 consisted of $14.6 million in net redemptions of short-term investments and securities held for sale, partially offset by $630,000 in property and equipment additions and $248,000 in merger consideration paid in connection with the Pricing Analytics acquisition. Net cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of $633,000 in merger consideration paid in connection with the Pricing Analytics acquisition and $451,000 in property and equipment additions. Also during this period, purchases of short-term investments and securities held for sale of $11.9 million were nearly offset by $11.8 million in redemptions of such investments.
     Net cash provided by financing activities was $1.4 million in the nine months ended September 30, 2005, consisting primarily of $600,000 in proceeds from warrant exercises and $828,000 in proceeds from stock option exercises. Net cash used by financing activities was $102,000 in the nine months ended September 30, 2004, comprised of $497,000 in payments on existing capital leases, partially offset by $395,000 in proceeds from stock option exercises and the employee stock purchase plan.
     We currently anticipate that our cash and cash equivalents of $17.5 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with such a sale of stock, our stockholders may experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.
CONTRACTUAL OBLIGATIONS

	Payments due by Period — Amounts in $000s
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Capital Lease Obligations	$21	$21	$—	$—	$—
Operating Leases	8,669	1,718	3,657	2,369	925
Severance Obligations	296	296	—	—	—

Total Contractual Obligations	$8,986	$2,035	$3,657	$2,369	$925

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
WE HAVE RECENTLY EXPERIENCED A CHANGE OF SENIOR MANAGEMENT, WHICH MAY AFFECT OUR BUSINESS, PARTICULARLY IN THE SHORT TERM
     On August 8, 2005, we announced the departure of our Chief Executive Officer and Chief Operating Officer and the appointment of a new Chairman of the Board with certain executive powers and a new Acting President and Chief Executive Officer. Changes of this nature can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term. Our new leadership will need time to become more familiar with the Company and its culture. For at least the next few quarters, this leadership change could have an adverse effect on our business, financial condition and results of operations.

WE WILL NEED TO GROW IN MARKETS OTHER THAN THE HEALTHCARE MARKET FOR OUR FUTURE GROWTH
     We will need to be successful in our efforts to reduce our reliance on the health and life sciences market, which has traditionally been, and continues to be, the primary source of our revenues. Revenues from our non-healthcare customers in the industry solutions segment have comprised 34.0%, 27.3%, and 24.7%, respectively, of our consolidated revenues for the years ended December 31, 2003 and 2004 and for the nine months ended September 30, 2005. The Company must continue to evolve its products and marketing strategies in order to be successful in these markets. We have not been successful in generating the revenue we expected from these markets and we cannot assure you that we will be successful in the future. Although we have had some success in selling to markets outside of healthcare, we have not yet demonstrated that our product offerings have significant appeal in many of the markets we are targeting.
WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN
     We incurred net losses of $39.5 million in the year ended December 31, 2003, $7.0 million in the year ended December 31, 2004, and $7.3 million for the nine months ended September 30, 2005, and we had an accumulated deficit at September 30, 2005 of $132.4 million. Our recent results have been affected by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.
IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE
     Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes which are quite common in the context of introducing large enterprise-wide technology solutions. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. And an increasing percentage of our customers and prospective customers seek to negotiate license agreements that permit regular subscription payments to us over periods greater than 12 months, instead of full payment of the license fee within the first few months after contract execution. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.
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
IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED
     In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. The carrying values of intangible assets and goodwill are reviewed for impairment on a periodic basis. In the years ended December 31, 2002 and 2003, we recorded impairment charges of $13.3 million and $16.8 million, respectively , in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
     The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the periods ended September 30, 2004 and 2005.
     As of September 30, 2005, the Company’s cash and cash equivalents consisted entirely of money market and other marketable short-term investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and have been recorded at amortized cost. At September 30, 2005, the Company had no held-to-maturity investments, all such investments held at March 31, 2005 having matured during the quarter ended June 30, 2005. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as securities held for sale and have been stated at fair market value. At September 30, 2005, the Company held no auction rate certificates, having disposed of all its holdings in such investments during the quarter ended June 30, 2005.

FOREIGN CURRENCY EXCHANGE RISK
     The Company operates in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.
     (b) Changes in Internal Control. The Company made no material changes to its internal controls procedures in the quarter ended September 30, 2005. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
     The Company has continued to use the proceeds of its initial public offering in the manner and for the purposes described elsewhere in this Report on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of the Company was held on October 10, 2005. The stockholders of the Company elected members of the Board of Directors and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors for 2005. The following tables show the results of voting for each matter:

	NUMBER OF SHARES OF COMMON STOCK
Election of members				BROKER
of Board of Directors:	FOR	AGAINST	WITHHELD	NON-VOTES
Yorgen H. Edholm	41,916,820	—	660,307	—
Steven L. Fingerhood	41,914,229	—	662,898	—
Murray B. Low	41,839,264	—	737,863	—
Mark A. Mitchell	41,797,739	—	779,388	—
Karl E. Newkirk	41,837,829	—	739,298	—
John A. Rade	41,916,529	—	660,598	—

Ratified selection of BDO Seidman, LLP	42,533,674	11,689	32,764	—
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index are filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: November 7, 2005	By:	/s/ Kevin M. Harris

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