Form 10-K
period 2005-12-31
I MANY INC
filed 2006-03-16
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of March 1, 2006, 47,297,530 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2005) was approximately $54.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2005.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K and the risks discussed in our other Securities and Exchange Commission, or SEC, filings.

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

In 2005, software license fees comprised 19.3% of our total revenue, and services fees comprised 80.7%.

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers and purchasers.

We operate our business in two segments, our health and life sciences line of business and our other industries (which we call our “industry solutions”) business. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors, hospitals, group purchasing organizations and managed care organizations. Our industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, electronics, service providers, disposables, consumer durables, industrial products, chemicals, energy, apparel, and telecommunications. Our primary products and services were originally developed to manage complex contract purchasing relationships in the health and life sciences industry, and we currently count 18 of the largest 20 pharmaceutical manufacturers, ranked according to 2004 annual healthcare revenues, as customers. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base. We currently have more than 280 customers including Bayer, Eli Lilly, Astra Zeneca, Aventis, Procter & Gamble, Honeywell Aerospace, Metaldyne, RONA, Del Monte, Frito Lay and Dr. Pepper/Seven Up. In 2005, approximately 76% of our revenues were from health and life sciences customers and 24% of our revenues were from industry solutions sources.

We deliver our products chiefly through two means: (1) software licensed for installation on our clients’ computer systems, and (2) to a lesser extent, software licensed and hosted on our servers, which are operated and supported by third-party providers. While some of our software products are focused on customers in our health and life sciences market—I-many Medicaid™ and I-many Government Pricing™, for example—many of our products are useful solutions for companies in both our industry solutions market and our health and life sciences market. See “Products and Services—Products” below.

THE BUSINESS-TO-BUSINESS MARKETPLACE

We believe that the growth of business-to-business trade is characterized, and will continue to be characterized, by the increasing use of contracts between supply chain participants and the need to ensure that terms negotiated in contracts are in fact being observed and tracked for compliance. In our targeted industries—healthcare and life sciences, consumer products, foodservice, industrial products, chemicals, apparel and other industries where complex purchase contracts exist—the process of creating contracts throughout their life cycle and identifying and resolving contract compliance issues are often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contracts. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates while simultaneously ensuring pricing compliance with myriad governmental regulations and other tasks associated with them often result in high administrative costs and disputes involving substantial amounts of money.

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

Complexity of Contract Buying/Selling. In the industries we target, contracts typically contain pricing incentives and other mechanisms designed to meet the particular goals of the trading partners. The price of any particular product or service purchased under a typical contract of our customers may vary substantially, depending upon, among other things, external factors such as a manufacturer’s market share and the purchaser’s demographic characteristics, and highly specific factors such as the number of units of a particular product purchased during a specified time period. Contracts also allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. Training, maintenance and other non-price incentives can also be based upon multiple factors. Other contract attributes include criteria such as a requirement for fulfilling shipments within prescribed time periods, advanced notifications and packaging and labeling requirements. Contracts contain numerous and varied clauses and other business performance language that must also be internally reviewed, approved and managed by both buyers and sellers. Compliance with this language and the individual financial transactions governed by master contracts must be measured in order to ensure the intended outcome of a contract is achieved or to avoid penalties with commercial trading partners or government entities.

Contracts are often negotiated on behalf of a large number of purchasers and include pricing incentives, which result in different prices for otherwise similarly-situated purchasers, based on the purchasers’ achievement of, or failure to achieve, certain goals (usually volume-related) under the contract.

While many purchase contract variations exist, several fundamental types of pricing mechanisms in purchase contracts are illustrative of the complexity involved. Specific examples include chargeback (also called “deviated billing” or “billbacks,” depending upon the industry) and rebate management. Chargebacks are generally used as an incentive tool in contracts between manufacturers and demand aggregators. Eligible members of a demand aggregator (meaning purchasers who are on a contract of the aggregator, such as a group purchasing organization or buying cooperative) order products either directly from the manufacturer or, more commonly, through a large distributor. When a product is ordered through a distributor, the distributor must sell the item at the price negotiated between the manufacturer and the demand aggregator. Often, the manufacturer asks the distributor to sell to the member at a price below the price the distributor paid the manufacturer. In these cases, the distributor attempts to verify the eligibility of the member to receive the lower contract price and, if the purchaser is eligible, the distributor seeks to recover, or chargeback, from the manufacturer the difference between the distributor’s cost and the lower contract price. Given the large volume of purchases under these contracts, constantly changing membership in demand aggregators, complicated eligibility requirements and disparate information systems involved, it is not uncommon for manufacturers, purchasers, demand aggregators, and distributors to calculate significantly different chargebacks, resulting in disputes among the parties, which require an approved method of adjudication.

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

I-MANY’S SOLUTIONS

Broad Offering of Enterprise Contract Management Capabilities. Our products are designed to address business and process needs related to contract management, which in combination we refer to as “Enterprise Contract Management.” Enterprise Contract Management provides organizations with the visibility to ensure compliance and consistency in their contractual relationships. We provide software that allows our clients to make, manage and maximize critical aspects of their contract-based business-to-business relationships, including:

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

Flexible Product Offerings. We deliver our products through several means. We generally license and deliver our products for installation on our clients’ own computer systems. In addition, we can license our products on an application service provider basis, which means that we install the software on servers hosted and supported by third party providers, which our client then accesses over the Internet or over a secure private network. In 2004 we began to license our solutions as subscriptions, typically for a three year term. We believe that these delivery and licensing alternatives provide our clients with flexibility in terms of how they choose to pay for our products, and the level of internal information technology support resources they need to optimize the use.

PRODUCTS AND SERVICES

Products. To date, a significant portion of our revenues has come from the sale of software licenses and related professional services to healthcare manufacturers, distributors, group purchasing organizations and other companies in the life and health sciences customer base, representing altogether 66% of our revenues in 2003, 73% of our revenues in 2004, and 76% of our revenues in 2005. In 2005, no single customer accounted for greater than 10% of total net revenue. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client. For a discussion of our product market segments, see Note 10 to the financial statements contained in Item 8 of this Annual Report on Form 10-K.

The following are brief descriptions of products within our Enterprise Contract Management Suites:

I-many Enterprise Contract Management Solution Suite:

•	I-many Contract Manager™: Centralizes contract content and terms in an enterprise class repository for rapid search and view capabilities. Also provides the ability to create contracts from existing templates and clauses, with collaborative workflow and an auditable approval process. Enables compliance and monitoring of specific dates and other identified events.

•	I-many Compliance Manager™: Enables companies to compare actual transaction results against the terms and conditions of a contract to determine if the transaction conducted was in compliance with the original intent of the contract. It also reduces “maverick” procurement and sales orders by ensuring transactions are tied back to the contract.

•	I-many Self Service™: Enables companies to easily create a pre-approved, fill-in-the-blank form to create an agreement, such as a non-disclosure agreement, by following a step-by-step process. I-many Self Service allows companies to create or request a contract anytime, from anywhere, with virtually no training, and without legal involvement.

•	I-many Deductions Manager™: Works in real time with enterprise resource planning (ERP) systems and other essential back-office systems to increase deduction collections by automating and streamlining customer communications and follow-up. Deductions Manager speeds resolution through the use of automated, user-defined action steps and provides detailed deduction reporting and deduction tracking history.

•	I-many Collections Manager™: Improves cash flow and reduces days sales outstanding (DSO) by streamlining and automating collections processes. The solution is web-based and optimized for global organizations that can benefit from user-defined workflows.

•	I-many RFP Manager™: Allows organizations to effectively manage the sourcing process to capture requirements, manage internal and external compliance, and ensure that vendor selections are based on a comprehensive view of the vendor and its capabilities. I-many RFP Manager enables organizations to author and publish requests for proposals (RFPs), respond to vendor inquiries, and evaluate vendor proposals.

I-many Enterprise Contract Management Health and Life Sciences Solution Suite:

•	I-many Contract Manager™: Described above under “I-many Enterprise Contract Management Solution Suite.”

•	I-many CARS®: Provides comprehensive, end-to-end management of mission critical, incentive-driven contract and program processes.

•	I-many Medicaid™: Processes data, calculates rebates and creates payments for both federal and state rebate programs.

•	I-many Medicaid State Supplemental™: Streamlines I-many Medicaid’s product contract setup and invoice processing. Key components include a Non-Standard Rebate Per Unit Calculator Pack and Supplemental Claim Processing.

•	I-many Medicaid Analytics™: Enables companies to optimize, enhance and dramatically streamline the Medicaid contract analysis process. I-many Medicaid Analytics allows companies to perform various “what if” analyses on Medicaid, supplemental and state programs.

•	I-many Government Pricing™: Enables companies to quickly and efficiently monitor and comply with all government-mandated pricing and reporting requirements established by the Medicaid Drug Rebate Program, the Federal Supply Schedule and the Veteran’s Health Care Act of 1992.

•	I-many Compliance Manager™: Described above under “I-many Enterprise Contract Management Solution Suite.”

•	I-many CARS Compliance Monitors™: Enables companies to compare actual transaction results against the terms and conditions of a contract in I-many CARS. Also includes the ability to monitor transaction from related business systems, monitor process breaks, log discrepancies and resolve issues through a full featured resolution system.

•	I-many Validata™: Enables companies to ensure the validity and accuracy of the billions of dollars in Managed Care and Medicaid rebates that pharmaceutical manufacturers process and pay each year. I-many Validata provides manufacturers with the ability to validate prescription-level claims for the Medicare drug rebate program and the new state and supplemental programs.

Professional Services. Our professional services group provides consulting services, deployment services, business analysis services, and training and customer support services. At December 31, 2005, this group was comprised of 78 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

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

CUSTOMERS

We have more than 280 customers. Approximately 76% of our revenue in 2005 was derived from companies in the health and life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel and others. In 2005, no single customer accounted for greater than 10% of total net revenue. Revenues from customers based outside the United States, primarily the United Kingdom and the Netherlands, comprised 6.6%, 8.4%, and 9.3% of our total revenues in 2003, 2004 and 2005, respectively. At December 31, 2005, 1% of our total tangible assets were located outside the United States, primarily in the United Kingdom.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2005, our worldwide sales force consisted of a total of 22 employees, including 10 full-time account executives, 3 sales directors who both carry an individual quota and have supervision responsibilities, and 9 persons who were sales management or sales support employees. We intend to continue to evaluate the size and structure of our sales force. As of December 31, 2005, we employed 8 marketing employees. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts.

TECHNOLOGY AND PRODUCT DEVELOPMENT

As of December 31, 2005, we employed 37 people in our product development organization who are responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, product management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. We also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies that are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future. Research and development expenses totaled $16.7 million, $11.9 million and $11.3 million, respectively, in 2003, 2004 and 2005.

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

Many of our competitors and potential competitors have greater resources than we do, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of our competitors can devote greater managerial or financial resources than we can to develop, promote and distribute contract management software products and provide related consulting, training and support services. We cannot assure you that our current or future competitors will not develop products or services that may be superior in one or more respects to ours or that may gain greater market acceptance. Some of our competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with us. It is likely that new competitors will emerge and rapidly acquire market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition. See “Risk Factors—We have many competitors and potential competitors and we may not be able to compete effectively.”

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

EMPLOYEES

As of December 31, 2005, we had a total of 164 employees, of whom 28 were based in Portland, Maine, 53 were based in Redwood City, California, 13 were based at our headquarters in Edison, New Jersey, 6 were based at our international headquarters in London, England, and 64 worked at other offices and remote locations. Of the total, 37 were in research and development, 30 were in sales and marketing, 78 were in professional and support services, and 19 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is strong and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPANY BACKGROUND

I-many was originally incorporated in Massachusetts as Systems Consulting Company, Inc., or SCC, on June 5, 1989. On April 2, 1998, SCC Technologies, Inc., a Delaware corporation, was formed as a holding company and acquired all the stock of SCC. In January 2000, SCC Technologies, Inc. changed its name to I-many, Inc., and SCC merged into I-many, Inc. Our Internet website address is www.imany.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. (“Selectica”) and a subsidiary of Selectica. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of our common stock, for a total transaction value of approximately $70.0 million.

ITEM 1A.	RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

WE EXPERIENCED CHANGES OF SENIOR MANAGEMENT IN 2005 AND 2006, WHICH MAY AFFECT OUR BUSINESS, PARTICULARLY IN THE SHORT TERM

In August 2005, we announced the departure of our Chief Executive Officer and Chief Operating Officer and the appointment of a new Chairman of the Board with certain executive powers and a new Acting President and Chief Executive Officer. In February 2006, our Acting President and Chief Executive Officer resigned, and our Chairman of the Board assumed his duties on an interim basis. Each of our Acting Chief Executive Officers was and remains a member of the Board of Directors. The Board of Directors is currently conducting a search for a permanent President and Chief Executive Officer. Changes of this nature can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term. Our new leadership will need time to become more familiar with the Company and its culture. For at least the next several quarters, this leadership change could have an adverse effect on our business, financial condition and results of operations.

WE MAY NEED TO GROW IN MARKETS OTHER THAN THE LIFE SCIENCES MARKET FOR OUR FUTURE GROWTH

To be successful, we intend to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-life sciences customers have comprised 34.0%, 27.3% and 24.4%, respectively, of our consolidated revenues for the years ended December 31, 2003, 2004 and 2005. We have not been successful in generating the revenue growth we expected from these markets and we cannot assure you that we will be successful in the future.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $39.5 million in the year ended December 31, 2003, $7.3 million in the year ended December 31, 2004 and $9.3 million in the year ended December 31, 2005, and we had an accumulated deficit at December 31, 2005 of $134.4 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WHICH LICENSING MODEL OUR CUSTOMERS WILL CHOOSE, AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. Moreover, our customers have shown a growing interest in licensing our software on a subscription basis, which results in deferral of revenues that would otherwise be reportable if a traditional perpetual license were executed. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

OUR INABILITY TO PREDICT REVENUE AND OUR FIXED COSTS HAVE LED, AND WILL CONTINUE TO LEAD, TO FLUCTUATIONS IN OPERATING RESULTS WHICH HAVE RESULTED, AND COULD IN THE FUTURE RESULT, IN A DECLINE OF OUR STOCK PRICE

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

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

Despite our intentions to reduce our product research and development efforts to levels more customary for our industry, in the near term we may find it necessary to continue our product research and development efforts at levels similar to current expenditures. We may also consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

WE MAY MAKE ADDITIONAL ACQUISITIONS AND WE MAY HAVE DIFFICULTY INTEGRATING THEM

Any company that we acquire will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We have assimilated the employees, technologies and products of the companies that we have previously acquired and will need to do the same with any new companies we may acquire, and that effort has been, and will likely continue to be difficult and time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be impaired or lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. The carrying values of intangible assets and goodwill are reviewed for impairment on a periodic basis. In the year ended December 31, 2003, we recorded impairment charges of $16.8 million in connection with the write-off of goodwill and other purchased intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE DIFFERENT LOCATIONS

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

WE MAY NOT BE SUCCESSFUL IN RETAINING AND ATTRACTING TALENTED AND KEY EMPLOYEES

We depend on the services of our senior management and key technical personnel. The loss of the services of key employees, and the inability to attract new employees to fill crucial roles, could have a material adverse effect on our business, financial condition and results of operations.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY NOT BE FULLY EFFECTIVE, AND WE MAY INADVERTENTLY INFRINGE ON THE INTELLECTUAL PROPERTY OF OTHERS

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

We lease approximately 15,400 square feet of office space in Edison, New Jersey under a lease expiring in 2009, for use by executive, professional services and administrative personnel in both our business segments. A portion of our development, customer support and administrative offices for both market segments are located in approximately 10,700 square feet of leased office space located in Portland, Maine under a lease expiring in December 31, 2008. Also, we lease approximately 10,400 square feet of office space in Redwood City, California under a lease expiring in 2008, for use by development, sales and marketing personnel in primarily our industry solutions market segment. In addition, we lease approximately 20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011, all of which is subleased under terms expiring in 2011; and 3,900 square feet of office space in London, England under a lease expiring in 2011, of which approximately one-half is subleased under terms expiring in 2011.

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

The Annual Meeting of Stockholders of the Company was held on October 10, 2005. The stockholders of the Company elected members of the Board of Directors and ratified the selection of BDO Seidman, LLP as the Company’s registered public accounting firm for 2005. The following tables show the results of voting for each matter:

Election of members of Board of Directors:	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	WITHHELD	BROKER NON-VOTES
Yorgen H. Edholm	41,916,820	—	660,307	—
Steven L. Fingerhood	41,914,229	—	662,898	—
Murray B. Low	41,839,264	—	737,863	—
Mark A. Mitchell	41,797,739	—	779,388	—
Karl E. Newkirk	41,837,829	—	739,298	—
John A. Rade	41,916,529	—	660,598	—
Ratified selection of BDO Seidman, LLP	42,533,674	11,689	32,764	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq National Market under the symbol “IMNY” since our initial public offering on July 13, 2000. The following table sets forth the high and low closing sales prices per share for our common stock as reported on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years. As of March 1, 2006, there were 238 holders of record of our common stock.

Three Months Ended	Price Range of Common Stock
	High	Low
December 31, 2005	$1.54	$1.28
September 30, 2005	1.70	1.28
June 30, 2005	1.77	1.51
March 31, 2005	1.68	1.46
December 31, 2004	1.62	0.81
September 30, 2004	1.17	0.68
June 30, 2004	1.38	1.06
March 31, 2004	1.68	1.00

We have never paid dividends and do not anticipate paying dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2005 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2001	2002	2003		2004		2005
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$57,767	$54,746	$39,412		$38,413		$32,576
Net loss	(21,207)	(27,293)	(39,491)		(7,290)		(9,305)
Net loss per share	(0.60)	(0.69)	(0.98)		(0.18)		(0.21)

	AS OF DECEMBER 31,
	2001	2002	2003		2004		2005
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$36,015	$35,979	$8,914	(1)	$6,098	(1)	$16,805
Short-term investments and available for sale securities	—	—	14,969	(1)	14,610	(1)	—
Working capital	34,457	32,462	20,269		14,645		9,407
Total assets	91,138	84,564	49,569		44,198		38,472
Capital lease obligation, including current portion	188	808	837		160		21
Total stockholders’ equity	75,256	66,216	29,155		25,870		18,356

(1)	Restated, see Note 2 to our financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report.

In 2005, we determined that our method of classifying our investments in certain auction rate securities as cash and cash equivalents in our prior year financial statements was in error. Auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity dates are longer than 90 days, should have been classified as short-term investments and available for sale securities. We have restated our Consolidated Balance Sheet as of December 31, 2004 and our Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004 to correct this error.

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

We have generated revenues from both products and services. Product revenues—which through mid 2001 had been principally comprised of software license fees generated from sales of I-many/CARS and now include licensing of other products in our Enterprise Contract Management Software Suite—accounted for 19.3% of net revenues in 2005 and 29.4% of net revenues in 2004. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 80.7% of net revenues in 2005 and 70.6% of net revenues in 2004.

From June 2001 through March 2004, we implemented a number of employee headcount reductions, which have been partially offset by employee additions through acquisitions and selective hiring, and we have taken other measures to better align our cost structure with projected revenues. Our aggregate spending on sales and marketing, research and development and general and administrative expenses has been reduced from $12.6 million in the quarter ended June 30, 2001 to $6.2 million in the quarter ended December 31, 2005. During 2003 and the first quarter of 2004, actions taken to reduce our operating expenses included the closing of our Chicago, Illinois office, the significant downsizing of our London, England and Portland, Maine operations and selective other headcount reductions. Our total employee headcount has decreased from 358 employees at December 31, 2002 to 176 employees at December 31, 2004 and 164 employees at December 31, 2005.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. and a subsidiary of Selectica. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of our common stock, for a total transaction value of approximately $70.0 million.

In August 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. In connection with the resignation of these executives, we incurred $350,000 in future severance and benefit costs in 2005. Also, Yorgen Edholm was appointed Acting President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board of Directors with certain executive powers. In February 2006, Mr. Edholm resigned as Acting President and Chief Executive Officer while remaining on the Board of Directors, and Mr. Rade assumed his role as Acting President and Chief Executive Officer on an interim basis. Each of our Acting Chief Executive Officers was a member of the Board of Directors prior to his appointment and remains a member.

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

We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, we allocate the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as product revenue.

During the third quarter of 2005, we became aware of certain defects in the current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in our pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. As of December 31, 2005, we have corrected all but one of the known performance defects, and are working to resolve the remaining defect. Because certain concessions have been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services in the third and fourth quarters of 2005, except in those cases in which we determined that the customer was not likely to be affected by the known, unresolved software defects. As of December 31, 2005, we have reversed and deferred $1.6 million of otherwise-recognizable license and professional service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

Service revenues include professional services, training and maintenance and support services and reimbursable out-of-pocket expenses. Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our off-site user training conferences.

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

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. Most of the subscription arrangements entered into with customers have included one of a variety of conversion options that take effect after expiration of the contractual subscription term, such as (i) automatic conversion to a perpetual license, (ii) conversion to a perpetual license after two years of additional subscription payments, or (iii) payment of a perpetual option fee. We recognize all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription arrangements constitute a growing proportion of our new licenses, and we anticipate that this growth will continue in 2006. During the years ended December 31, 2005 and 2004, we recognized $1.1 million and $102,000, respectively, in product revenue related to such agreements. See the reconciliation table that follows under “Results of Operations—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Net Revenues” in this Item 7.

We account for consideration given to a customer or a reseller of our products as a reduction of revenue in certain circumstances. To the extent that cumulative consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

Allowance for Doubtful Accounts

We record provisions for doubtful accounts based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivables, our historical write-off experience, the credit worthiness of customers and the economic conditions of the customers’ industries and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. The provisions for doubtful accounts are included in general and administrative expenses in the consolidated statements of operations.

Short-term investments and available for sale securities

Investments in marketable debt securities with maturities greater than 90 days and less than one year at time of purchase are classified as held-to-maturity investments and are recorded at amortized cost. Investments in auction rate debt securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and are stated at fair market value.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

NET REVENUES

Net revenues decreased by $5.8 million, or 15.2%, to $32.6 million for the year ended December 31, 2005 from $38.4 million for the year ended December 31, 2004. Product revenues decreased by $5.0 million, or

44.3%, to $6.3 million for the year ended December 31, 2005 from the prior year, while service revenues decreased by $841,000, or 3.1%, to $26.3 million. As indicated in the table below, the gross value of license contracts sold during 2005 increased by 13.4% versus 2004, due primarily to an increase in the average selling price as the number of license transactions (minimum value of $50,000) decreased from 40 to 37. However, much of the revenue from the license transactions executed in 2005 was deferred to future reporting periods. As we work to increase our sales in both of our reportable segments, we believe that a significant proportion of future license contracts will likewise be subscription arrangements or will have conditions, for example., software acceptance testing, resulting in deferral of license revenue recognition to later reporting periods. As a result, in future reporting periods we expect recognized revenues to exclude much of the license revenue generated from contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.

Reconciliation of Value of License Transactions to Reportable Product Revenue

	Three months ended December 31,		Twelve months ended December 31,
	2004	2005	2004	2005
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,886	$3,599	$8,477	$10,818
Industry Solutions	1,617	138	3,071	2,282

	5,503	3,737	11,548	13,100
Add product revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences—subscriptions	69	325	102	926
Health and Life Sciences—other deferrals	289	—	3,428	1,476
Industry Solutions—subscriptions	—	35	—	35
Industry Solutions—other deferrals	—	—	794	—

	358	360	4,324	2,437
Less value of license contracts sold in current period and not currently recognizable:
Health and Life Sciences	2,802	1,907	3,922	7,840
Industry Solutions	125	35	675	1,418

	2,927	1,942	4,597	9,258

Product revenue recorded:
Health and Life Sciences	1,442	2,017	8,085	5,380
Industry Solutions	1,492	138	3,190	899

	$2,934	$2,155	$11,275	$6,279

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of the our past operational performance and also our prospects for the future. This reconciliation of product revenues is made with the intent of providing a more complete understanding of our revenue performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred revenue arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current revenue, which in each period consists of revenues from licenses sold in current periods plus product revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold amounts are license and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies” above) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions. The gross value of license contracts sold also includes amounts that are not yet contractually billable to the customer and any such unbilled amounts are not yet reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States.

Total net revenues derived from the industry solutions segment decreased by $2.5 million, or 24.2%, to $8.0 million for the year ended December 31, 2005 from the year ended December 31, 2004. Nearly all of this decrease is attributable to a reduction in license revenue as service revenues in this segment decreased by only $249,000, or 3.4%, relative to 2004. As indicated in the above table, the gross value of license contracts sold in this segment during 2005 decreased by $789,000, or 25.7%, relative to 2004. We believe this decrease in license sales is primarily attributable to a significant drop off in sales execution in the fourth quarter of 2005 relative to the three prior quarters of 2005 and does not indicate a market trend. The fourth quarter sales results notwithstanding, we believe there is evidence of increasing demand for our new products in the Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment but are also gaining acceptance in the health and life sciences segment. However, these new products are still in early-stage releases, which continues to limit our ability to derive consistent revenues from them and to increase revenues in general. In 2005, we also deferred license and service revenues from certain customers with especially complex implementations of these new products. Until these new products have demonstrated a consistent record of performance in those installations, we intend to continue deferring revenue as appropriate.

Total net revenues derived from the health and life sciences segment decreased by $3.3 million, or 11.8%, to $24.6 million for the year ended December 31, 2005 from $27.9 million in the prior year. Decreases in this segment’s product revenues and professional services revenues of $2.7 million and $1.1 million, respectively, were partially offset by a $493,000 increase in maintenance and support revenues. As indicated in the table above, the gross value of license contracts sold in this segment during 2005 increased by $2.3 million, or 27.6%, relative to 2004, although this increase was not reflected in revenues because of the deferral of much of the current year’s transactions license revenue to future periods. Subscription arrangements constitute a growing proportion of our new license arrangements, and the proportion of revenue from new licenses that must be deferred to future periods is thus increasing, which in the short-term has a negative impact on current-quarter GAAP revenue.

Overall service revenues decreased by $841,000, or 3.1% to $26.3 million in the year ended December 31, 2005 versus $27.1 million in 2004. This decrease was attributable to a $1.7 million, or 11.2%, decrease in professional services revenues, caused by reduced demand for consulting services, primarily in the health and life sciences segment, partially offset by a $795,000, or 7.2%, increase in maintenance and support revenues, which was attributable to continued growth in our maintenance-paying, installed customer base across both segments.

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology increased by $62,000, or 13.5%, to $520,000 for the year ended December 31, 2005 from $458,000 in the year ended December 31, 2004. This increase is attributable to higher sales of ContractManager and ComplianceManager, which incorporate third-party technology.

COST OF SERVICES. Cost of services consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services. Cost of services decreased by $343,000, or 2.3%, to $14.8 million for the year ended December 31, 2005 from $15.1 million for the year ended

December 31, 2004. A decrease in non-cash stock compensation costs of $767,000 was partially offset by a $584,000 increases in salaries and related costs. The decrease in non-cash compensation costs resulted from non-qualified option grants, which had an exercise price that was below market value at the time of grant, becoming fully-vested during the fourth quarter of 2004. The increase in salaries and related costs was attributable to annual merit increases and an increase in aggregate technical support and professional services headcount from an average of 78 during 2004 to an average of 80 during 2005. As a percentage of service revenues, cost of services increased slightly to 56.1% for the year ended December 31, 2005 from 55.7% for the year ended December 31, 2004.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $1.4 million in the year ended December 31, 2005, which represents a $81,000, or 6%, decrease in amortization from the year earlier period. The decrease in amortization is attributable to the acquired intangible assets in connection with the acquisition of Vintage Software, Inc. becoming fully-amortized during the first quarter of 2005, partially offset by an increase attributable to the acquisition of Pricing Analytics, Inc. in April 2004.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense decreased by $394,000, or 4.4%, to $8.6 million in the year ended December 31, 2005 from $9.0 million in the year ended December 31, 2004. A $309,000 decrease in salaries, commissions and related costs, attributable to a 2.5 person reduction in average sales and marketing headcount during 2005, and a $266,000 reduction in noncash compensation costs, attributable to non-qualified option grants becoming fully-vested during the fourth quarter of 2004, was partially offset by increases in consulting and marketing promotion costs of $90,000 and $103,000, respectively. As a percentage of total net revenues, sales and marketing expense increased to 26.5% in 2005 versus 23.5% in 2004.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $607,000, or 5.1%, to $11.3 million for the year ended December 31, 2005 from $11.9 million for the year ended December 31, 2004. A $1.1 million reduction in noncash compensation costs, attributable to non-qualified option grants becoming fully-vested during the fourth quarter of 2004 and first quarter of 2005, and a $140,000 decrease in recruiting and miscellaneous office expenses was partially offset by an $866,000 increase in consulting expenses, reflecting an increase in the level of outsourcing of development work to cheaper offshore resources. As a percentage of total net revenues, research and development expense increased to 34.6% for the year ended December 31, 2005 from 30.9% for the year ended December 31, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance, legal and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses decreased by $733,000, or 13.2%, to $4.8 million for the year ended December 31, 2005 from $5.6 million for the year ended December 31, 2004. This decrease in general and administrative expenses consists principally of a $687,000 reduction in noncash compensation costs, attributable to non-qualified stock option grants to employees becoming fully-vested during the fourth quarter of 2004 and first quarter of 2005, and a $390,000 reduction in costs incurred in connection with the proposed merger with Selectica, partially offset by $207,000 in severance and benefit costs incurred in connection with the August 2005 resignation of our former chief executive officer. As a percentage of total net revenues, general and administrative expenses increased slightly to 14.8% for the year ended December 31, 2005 from 14.5% for the year ended December 31, 2004.

DEPRECIATION. Depreciation expense decreased by $121,000, or 13.2%, to $796,000 in the year ended December 31, 2005 from $917,000 in the year ended December 31, 2004. This decrease is principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years

2001 ($1.8 million) and 2002 ($933,000) to the years 2004 ($698,000) and 2005 ($684,000), the majority of these asset additions being depreciated over a three-year life.

RESTRUCTURING AND OTHER CHARGES. In the year ended December 31, 2005, we recorded $10,000 in credits related to efforts in prior years to streamline operations. These credits resulted from reductions in the provisions for future lease costs for the Chicago and London offices. During the year ended December 31, 2004, in connection with the reduction of our leased space in London, England and the significant reduction in our Portland, Maine operation, as part of our efforts to reduce operating expenses and consolidate operations, we wrote off $692,000 in future lease obligations and recognized $267,000 in equipment impairment charges. Also, we incurred severance costs of $284,000 for employees whose employment was terminated during 2004 as part of this downsizing effort and incurred $103,000 in ongoing restructuring charges related to the Chicago, Illinois office that was closed in 2003.

OTHER INCOME, NET

Other income, net, increased by $41,000, or 16.8%, from $244,000 in the year ended December 31, 2004, to $285,000 in the year ended December 31, 2005. A $185,000 increase in interest income, attributable to significantly higher average yields, and $23,000 decrease in interest expense was partially offset by increases in state franchise taxes and foreign currency losses of $86,000 and $82,000, respectively. We have not, in the past, hedged against risks related to foreign currency changes, and do not currently do so.

INCOME TAXES

In 2004, we recorded an $82,000 benefit arising from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carry back benefit, we incurred operating losses for all quarters in 2005 and 2004 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the year ended December 31, 2005.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET REVENUES

Net revenues decreased by $1.0 million, or 2.5%, to $38.4 million for the year ended December 31, 2004 from $39.4 million for the year ended December 31, 2003. Product revenues decreased by $3.0 million, or 21.1%, to $11.3 million for the year ended December 31, 2004, while service revenues increased by $2.0 million or 8.0%. The value of license contracts sold during 2004 decreased 32.1% relative to 2003, due primarily to a 33.1% decrease in average selling price. Product revenues in 2004 included the recognition of $3.4 million in license fees that had been previously deferred in 2003. Other factors affecting product revenue recognition in 2004 were the consummation of several subscription arrangements during 2004 and the deferral of $1.6 million of license fee revenue in connection with three license transactions executed during the fourth quarter of 2004.

Revenues in the health and life sciences segment were $1.9 million higher in 2004 than in 2003, attributable to a $3.6 million increase in service revenue as we continued to experience a reduced pipeline of sales opportunities in this segment. As a percentage of total net revenues, revenues derived from our Industry Solutions segment were 27.3% in 2004, as compared to 34.0% in 2003 and 31.5% in 2002. Our new products in the Enterprise Contract Management (ECM) Product Suite, which are targeted primarily to customers in the Industry Solutions segment, remained in early-stage releases, which limited our ability to derive revenues from them.

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

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology increased by $43,000, or 10.4%, to $458,000 for the year ended December 31, 2004 from $415,000 in the year ended December 31, 2003. This increase is attributable to higher sales of ContractManager and ComplianceManager, which incorporate third-party technology.

COST OF SERVICES. Cost of services decreased by $338,000, or 2.2%, to $15.1 million for the year ended December 31, 2004 from $15.4 million for the year ended December 31, 2003. Significant reductions in salaries and related costs, attributable to a reduction in technical support and professional services headcount from an average of 88.5 during 2003 to an average of 78 during 2004, partially offset by higher non-cash stock compensation costs, accounted for most of the decrease in spending. As a percentage of service revenues, cost of services decreased to 55.7% for the year ended December 31, 2004 from 61.5% for the year ended December 31, 2003, reflecting an improvement in utilization of professional services personnel.

SALES AND MARKETING. During 2003, sales and marketing expenses included a non-cash charge of $795,000 related to the value associated with the granting of a common stock warrant to Procter & Gamble. Excluding the non-cash warrant charge, sales and marketing expense decreased by $6.3 million, or 41.0%, to $9.0 million in the year ended December 31, 2004 from $15.3 million in the year ended December 31, 2003. Significant reductions in salaries and related costs, attributable to a reduction in sales and marketing headcount from an average of 64 during 2003 to an average of 32.5 during 2004, combined with decreased spending for meetings and travel and entertainment, accounted for most of the decrease in spending. As a percentage of total net revenues, sales and marketing expense (excluding the non-cash warrant charge) decreased significantly to 23.5% in 2004 versus 38.8% in 2003.

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

DEPRECIATION. Depreciation expense decreased by $929,000, or 50.3%, to $917,000 in the year ended December 31, 2004 from $1.8 million in the year ended December 31, 2003. The decrease is primarily attributable to significant levels of computer, software and related equipment acquired in 2000 and 2001 becoming fully depreciated in 2003 and 2004. Also, property and equipment with a net book value of $267,000 was written off during the first quarter of 2004, further reducing the depreciable asset base. Since the annual property and equipment additions during 2000 and 2001 ($3.9 million and $1.8 million, respectively) were significantly higher than the software and equipment additions in 2003 ($650,000) and 2004 ($698,000), this reduction in annual depreciation expense is expected to continue into 2005.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of other acquired intangibles related to our acquisitions amounted to $1.5 million in the year ended December 31, 2004, which represents a decrease of $523,000, or 26.3%, from the amortization of $2.0 million in 2003. This decrease is attributable to the discontinued amortization of acquired intangibles for Chi-Cor Information Management, Inc. and BCL Vision Ltd., pursuant to full impairment asset write-offs in June 2003.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Pricing Analytics, Inc. in April 2004, we allocated $290,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Pricing Analytics had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 35% to 40% complete. We invested approximately $135,000 in the project following the acquisition. The project’s development progressed, in all material respects, consistently with the assumptions that we had used for estimating its fair value. The project was completed in October 2004.

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

INCOME TAXES

In 2004, we recorded an $82,000 benefit arising from a refund related to the carry back of an operating loss to a pre-acquisition fiscal period for our subsidiary based in the United Kingdom. Other than this carry back benefit, we incurred operating losses for all quarters in 2004 and 2003 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2003, we entered into several capital lease financing arrangements with a financial institution. Under the terms of the financings, the aggregate proceeds of $1.4 million were deposited in a restricted bank account. At December 31, 2005, these capital lease obligations had been paid in full and the corresponding restricted cash balance was redeemed. The non-current restricted cash balance of $555,000 at December 31, 2005 represents cash amounts held on deposit as security on two long-term real property lease obligations.

In 2005, we determined that the method of classifying our investments in certain auction rate securities as cash and cash equivalents in our prior year financial statements was in error. Auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity dates are longer than 90 days, should have been classified as short-term investments and available for sale securities. We have restated the Consolidated Balance Sheet as of December 31, 2004 and the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004 to correct this error. The effects of the restatement are disclosed in Note 2 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K

At December 31, 2005, we had net working capital of $9.4 million, including cash and cash equivalents of $16.8 million. Also on December 31, 2005, we had no long-term or short-term debt, other than obligations under capital lease financings. The $5.2 million decrease in net working capital as compared to the $14.6 million balance at December 31, 2004 was primarily attributable to a $4.1 million decrease in combined cash and short-term investments.

Net cash used in operating activities for the year ended December 31, 2005 was $4.8 million, as compared to net cash used in operating activities of $2.3 million in the year ended December 31, 2004. For the year ended December 31, 2005, net cash used in operating activities consisted principally of (i) the net loss of $9.3 million, as offset by non-cash items depreciation and amortization of $2.2 million and noncash stock-based compensation of $166,000, (ii) a decrease in accounts payable of $852,000, and (iii) an increase in prepaid expenses of $327,000, partially offset by a $3.2 million increase in deferred revenue. The decrease in accounts payable was largely the result of the timing of payments, with the balance at December 31, 2004 being unusually high relative to prior and subsequent quarters. The increase in prepaid expenses was primarily attributable to $755,000 in advance royalty payments to third-party software developers during 2005, a portion of which has since been amortized into expense. The $3.2 million increase in deferred revenue is primarily attributable to the net increase in the cumulative value of deferred license transactions, as documented in the table entitled “Reconciliation of Value of License Transactions to Reportable Product Revenue” included in the discussion of 2005 Net Revenues in this Item 7.

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

Net cash provided by investing activities was $14.0 million for the year ended December 31, 2005, as compared to net cash used of $760,000 for the year ended December 31, 2004. Net cash provided by investing activities for the year ended December 31, 2005 consisted of $14.6 million in net redemptions of short-term investments and available for sale securities, partially offset by $659,000 in property and equipment additions and $248,000 in merger consideration paid in connection with the Pricing Analytics acquisition. Net cash used in investing activities for the year ended December 31, 2004 consisted primarily of $882,000 in merger consideration paid in connection with the Pricing Analytics acquisition and $698,000 in property and equipment additions, partially offset by $359,000 in net redemptions of short-term investments and available for sale securities and a $424,000 decrease in restricted cash.

Net cash provided by financing activities was $1.5 million in the year ended December 31, 2005, consisting primarily of $600,000 in proceeds from warrant exercises and $877,000 in proceeds from stock option exercises. Net cash provided by financing activities was $284,000 in the year ended December 31, 2004, comprised of $961,000 of stock option and warrant exercises and stock purchase plan proceeds, partially offset by payments of $677,000 on existing capital leases.

We currently anticipate that our cash and cash equivalents of $16.8 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS—As of December 31, 2005

	Payments due by Period—Amounts in $000s
	Total	2005	2006-2008	2009-2010	Thereafter
Capital Lease Obligations	$25	$10	$10	$5	$—
Operating Lease Obligations	8,279	1,829	3,574	2,182	694
Severance Obligations	161	161	—	—	—

Total Contractual Obligations	$8,465	$2,000	$3,584	$2,187	$694

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the years ended December 31, 2003, 2004 and 2005.

As of December 31, 2005, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and have been stated at fair market value. At December 31, 2005, we held no auction rate certificates, having disposed of all our holdings in such investments during 2005.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheets of I-many, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 2, the Company previously recorded its available for sale securities as cash and cash equivalents, a policy not in accordance with generally accepted accounting principles. The Company has restated its 2004 financial statements to conform with accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of I-many, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of I-many, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003 of I-many, Inc. (a Delaware corporation) and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of I-many, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company restated its consolidated statement of cash flows for the year ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts March 15, 2004

(March 16, 2006 as to the restatement discussed in Note 2)

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2004 (restated, see Note 2)	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,098	$16,805
Restricted cash	161	—
Short-term investments and available for sale securities	14,610	—
Accounts receivable, net of allowances of $402 and $525 in 2004 and 2005, respectively	9,964	9,577
Prepaid expenses and other current assets	518	845

Total current assets	31,351	27,227
Property and equipment, net	1,300	1,188
Restricted cash	663	555
Other assets	120	122
Acquired intangible assets, net	2,097	713
Goodwill	8,667	8,667

Total assets	$44,198	$38,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,372	$1,520
Accrued expenses	4,199	4,098
Current portion of deferred revenue	9,975	12,194
Current portion of capital lease obligations	160	8

Total current liabilities	16,706	17,820
Deferred revenue, net of current portion	275	1,242
Capital lease obligations, net of current portion	—	13
Other long-term liabilities	1,347	1,041

Total liabilities	18,328	20,116

Commitments and contingencies (Note 8)

Series A redeemable convertible preferred stock, $.01 par value
Designated—1,700 shares
Issued and outstanding—none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized—5,000,000 shares; designated—1,700 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—42,720,060 and 46,823,585 shares in 2004 and 2005, respectively	4	5
Additional paid-in capital	151,014	153,215
Deferred stock-based compensation	(91)	(448)
Accumulated other comprehensive income	58	4
Accumulated deficit	(125,115)	(134,420)

Total stockholders’ equity	25,870	18,356

Total liabilities and stockholders’ equity	$44,198	$38,472

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2003	2004	2005
Net Revenues:
Product	$14,287	$11,275	$6,279
Service	25,125	27,138	26,297

Total net revenues	39,412	38,413	32,576

Operating expenses:
Cost of third-party technology	415	458	520
Cost of services(1)	15,445	15,107	14,764
Amortization of acquired intangible assets	1,988	1,465	1,384
Impairment of acquired intangible assets	2,019	—	—
Sales and marketing(1)	16,087	9,020	8,626
Research and development(1)	16,743	11,874	11,267
General and administrative(1)	5,892	5,552	4,819
Depreciation	1,846	917	796
In-process research and development	—	290	—
Impairment of goodwill	14,767	—	—
Terminated deal transaction costs	1,121	—	—
Restructuring and other charges (credits)	2,813	1,346	(10)

Total operating expenses	79,136	46,029	42,166

Loss from operations	(39,724)	(7,616)	9,590
Other income, net	233	244	285

Loss before income taxes	(39,491)	(7,372)	9,305
Benefit from income taxes	—	(82)	—

Net loss	$(39,491)	$(7,290)	$9,305

Basic and diluted net loss per common share	$(0.98)	$(0.18)	$(0.21)

Weighted average shares outstanding	40,445	41,367	44,548

(1) Stock-based compensation amounts included above:

Cost of services	$283	$791	$24
Sales and marketing	295	269	3
Research and development	592	1,219	76
General and administrative	335	750	63

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Stock Subscription Payable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	$.0001 Par Value
Balance, January 1, 2003	40,277,045	$4	$144,421	$(47)	$142	$30	$(78,334)	$66,216
Exercise of stock options	43,168	—	36	—	—	—	—	36
Issuance of common stock pursuant to software licensing agreement	88,339	—	75	—	—	—	—	75
Issuance of restricted common stock	16,215	—	16	(16)	—	—	—	—
Issuance of non-qualified stock options	—	—	5,300	(5,300)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,505	—	—	—	1,505
Reduction in deferred stock-based compensation resulting from attrition	—	—	(178)	178	—	—	—	—
Value of stock-based compensation	100,000	—	142	—	(142)	—	—	—
Redemption of common stock	(88,339)	—	(106)	—	—	—	—	(106)
Value of warrant issued for services	—	—	795	—	—	—	—	795
Issuance of common stock pursuant to Employee Stock Purchase Plan	114,162	—	112	—	—	—	—	112
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(39,491)	(39,491)

Balance, December 31, 2003	40,550,590	4	150,613	(3,680)	—	43	(117,825)	29,155
Exercise of stock options	1,691,937	—	479	—	—	—	—	479
Exercise of common stock warrant	250,000	—	300	—	—	—	—	300
Issuance of restricted common stock	36,000	—	60	(60)	—	—	—	—
Issuance of non-qualified stock options	—	—	138	(138)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	3,029	—	—	—	3,029
Reduction in deferred stock-based compensation resulting from attrition	—	—	(758)	758	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	191,533	—	182	—	—	—	—	182
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(7,290)	(7,290)

Balance, December 31, 2004	42,720,060	4	151,014	(91)	—	58	(125,115)	25,870
Exercise of stock options	3,087,531	1	876	—	—	—	—	877
Exercise of common stock warrant	500,000	—	600	—	—	—	—	600
Issuance of restricted common stock	360,036	—	535	(535)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	166	—	—	—	166
Reduction in deferred stock-based compensation resulting from attrition	(8,000)	—	(12)	12	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	163,958	—	202	—	—	—	—	202
Foreign currency translation adjustment	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(9,305)	(9,305)

Balance, December 31, 2005	46,823,585	$5	$153,215	$(448)	$—	$4	$(134,420)	$18,356

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003 (restated, see Note 2)	2004 (restated, see Note 2)	2005
Cash Flows from Operating Activities:
Net loss	$(39,491)	$(7,290)	$(9,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,834	2,382	2,180
In-process research and development	—	290	—
Provision for restructuring and other charges (credits)	2,813	1,346	(10)
Impairment of acquired intangible assets	2,019	—	—
Impairment of goodwill	14,767	—	—
Amortization of deferred stock-based compensation	1,505	3,029	166
Provision for doubtful accounts	169	220	150
Non-cash marketing expense related to issuance of warrant	795	—	—
Non-cash cost of revenue related to issuance of stock	75	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,331	(93)	178
Prepaid expense and other current assets	233	301	(327)
Accounts payable	70	889	(852)
Accrued expenses	(3,973)	(2,861)	(123)
Deferred revenue	3,446	(746)	3,186
Deferred rent	57	30	(21)
Other assets	—	163	(2)

Net cash used in operating activities	(11,350)	(2,340)	(4,780)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(698)	(659)
Proceeds from disposition of property and equipment	—	37	—
Cash paid to acquire Pricing Analytics, Inc.	—	(882)	(248)
Decrease (increase) in restricted cash	(128)	424	269
Purchases of short-term investments and available for sale securities	(15,969)	(17,791)	(2,694)
Redemptions of short-term investments and available for sale securities	1,000	18,150	17,304
Increase in other assets	(38)	—	—

Net cash provided by (used in) investing activities	(15,135)	(760)	13,972

Cash Flows from Financing Activities:
Payments on capital lease obligations	(622)	(677)	(164)
Redemption of common stock	(106)	—	—
Proceeds from exercise of stock options	36	479	877
Proceeds from exercise of common stock warrant	—	300	600
Proceeds from Employee Stock Purchase Plan	112	182	202

Net cash provided by (used in) financing activities	(580)	284	1,515

Net increase (decrease) in cash and cash equivalents	(27,065)	(2,816)	10,707
Cash and cash equivalents, beginning of year	35,979	8,914	6,098

Cash and cash equivalents, end of year	$8,914	$6,098	$16,805

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

	Years Ended December 31,
	2003 (restated, see Note 2)	2004 (restated, see Note 2)	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$74	$30	$7

Cash refunded for income taxes	$—	$82	$—

Supplemental Disclosure of Non-cash Activities:
Cash consideration payable to former shareholders of Pricing Analytics, Inc.	$—	$248	$—

Issuance of warrants to purchase common stock	$795	$—	$—

Non-cash issuance of stock	$217	$—	$—

Property and equipment acquired under capital leases	$650	$—	$25

Increase (decrease) in deferred stock-based compensation, net of forfeitures	$5,122	$(560)	$523

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

I-many, Inc. (the “Company”) provides software solutions and related professional services that allow customers to manage complex contract-based or trade agreement-based commitments. Historically, the Company’s primary customer base has included parties involved in the sale and distribution of pharmaceutical and other healthcare products, including manufacturers, purchasers, groups of purchasers and distributors. The Company has since expanded the market reach of its product offerings, with customers in the consumer products, foodservice, electronics, service provider, disposables, consumer durables, industrial products, chemicals, energy, apparel, telecommunications and other industries.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities.

(c) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as product revenue.

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. As of December 31, 2005, the Company has corrected all but one of the known performance defects, and is working to resolve the remaining defect. Because certain concessions have been made to customers in connection with these defects, the Company has generally not recognized revenue from sales of this software product and related implementation services in the third and fourth quarters of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. As of December 31, 2005, the Company has reversed and deferred $1.6 million of otherwise-recognizable license and professional service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

Service revenues include professional services, training, maintenance and support services and reimbursable out-of-pocket expenses. Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in the Company’s off-site user training conferences.

Maintenance and support fees are recognized ratably over the term of the service period, which is generally twelve months. When maintenance and support is included in the total license fee, a portion of the total fee is allocated to maintenance and support based upon the price paid by the customer when sold separately, generally as renewals in the second year.

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped to the customer or when otherwise earned.

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. The Company recognizes all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product.

The Company accounts for consideration given to a customer or reseller of its products as a reduction of revenue in certain circumstances. To the extent that cumulative consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

(d) Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the Company’s right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2004 and 2005. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

In the year ended December 31, 2003, the Company recorded a $14.8 million impairment charge representing a full write-down of the carrying value of goodwill related to its acquisitions of Chi-Cor Information Management, Inc. and BCL Vision, Ltd. (See Note 13).

(f) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and primarily consist of money market funds and overnight investments that are readily convertible to cash. Restricted cash comprises amounts held in deposits that were required as collateral under various capital lease financing arrangements, the lease of office space in the Company’s London office, and the sublease of unused office space in the Company’s former Chicago office.

(g) Short-term Investments and Available for Sale Securities

Investments in marketable debt securities with maturities greater than 90 days and less than one year at time of purchase are classified as held-to-maturity investments and are recorded at amortized cost. Investments in auction rate debt securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and are recorded at fair market value. As indicated in Note 2, the Company had recorded its investments in auction rate debt securities as cash and cash equivalents in its prior year financial statements, and has restated certain prior year balances in its financial statements to reclassify such investments as available for sale securities.

Purchases and sales of marketable debt securities are recorded on a trade-date basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of marketable debt securities are determined on a specific identification basis. There were no realized gains or losses, unrealized holding gains or losses, or impairments of any short-term investments or available for sale securities during the years ended December 31, 2003, 2004 and 2005. A decline in the market value of a held-to-maturity security below amortized cost that is considered to be other than temporary would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There were no impairments of held-to-maturity securities during 2004 or 2005.

Short-term investments and available for sale securities consisted of the following at December 31:

(Amounts in thousands)	2004	2005
Auction rate available for sale securities	$11,600	$—

Held-to-maturity short-term investments:
Corporate bonds	1,010	—
US Government agency securities	2,000	—

	$14,610	$—

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

(i) Long-Lived Assets

Long-lived assets are reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test consists of comparing the asset’s carrying amount to the related undiscounted future cash flows. If the fair value is less than the carrying amount, an impairment loss is recognized in an amount equal to that difference. As a result of its reviews, the Company recorded asset impairment charges related to acquired intangible assets of $2.0 million for the year ended December 31, 2003. (See Note 13.)

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

The Company had certain customers whose accounts receivable balances, including unbilled receivables, individually represented 10% or more of the Company’s total accounts receivable, as follows:

	At December 31,
	2004	2005
Customer A	22%	*
Customer B	10%	*
Customer C	*	11%

The Company had one customer whose revenues represented a significant percentage of total net revenues, as follows:

	Year ended December 31,
	2003	2004	2005
Customer A	*	21%	*

*	Less than 10% of the Company’s total.

(m) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including its cash and cash equivalents, short-term investments and available for sale securities, restricted cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and capital lease obligations approximate their fair value due to the relatively short-term nature of these instruments.

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

Since the Company has incurred a net loss in all years presented, the calculation of diluted net loss per share excludes the following potential shares of common stock as their effect on net loss per share is antidilutive:

	Year Ended December 31,
	2003	2004	2005
Stock options	831,714	4,880,765	3,077,682
Stock warrants	—	46,221	100,175
Restricted common stock	—	35,801	83,196

	831,714	4,962,787	3,261,053

(o) Exit and Disposal Activities

During 2003 and 2004, the Company closed its Chicago and India offices and downsized its operations in Portland, Maine and London, England as part of its efforts to reduce operating expenses and consolidate its operations. Total costs incurred in 2003, 2004 and 2005 related to these exit and disposal activities amounted to $2.8 million, $1.3 million and a $10,000 credit, respectively (see Note 14).

(p) Comprehensive Income (Loss)

The Company’s comprehensive net loss is comprised of the reported net loss and currency translation gains of $13,000 and $15,000 during 2003 and 2004, respectively, and a currency translation loss of $54,000 in 2005.

(q) Income Taxes

Deferred tax assets or liabilities are recorded for differences in the basis of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(r) Stock Compensation

At December 31, 2005, the Company had four stock-based employee and director compensation plans and a compensatory employee stock purchase plan, which are described more fully in Note 6. During each of the years ended December 31, 2003, 2004 and 2005, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Beginning in 2006, the Company will measure and record the compensation cost of employee and director services received in exchange for stock option grants and other equity awards based on the grant-date fair value of the awards. The Company accounts for stock option grants and other equity awards to non-employees other than directors using the fair value method.

Under the intrinsic value method, compensation associated with stock option grants and other equity awards to employees and directors is determined as the excess, if any, of the current fair value of the underlying common stock on the measurement date over the price an employee or director must pay to exercise the award. The measurement date for such awards is the date of grant. Under the fair value method, compensation associated with such awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date that performance of certain services is complete.

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

(t) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R), which becomes effective as of the beginning of the first annual reporting period that begins after June 15, 2005, establishes standards for the accounting for transactions in which the Company issues stock options and other equity instruments. This statement will require the Company to measure and record in its financial statements the compensation cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards. The Company has adopted this statement on January 1, 2006 using a modified version of prospective application, under which the compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the Statement’s implementation date shall be recognized as the requisite service is rendered. As of December 31, 2005, there was $1.2 million of unamortized compensation cost, net of estimated forfeitures, related to nonvested stock option awards, of which approximately $650,000 is expected to be amortized into expense during the year ended December 31, 2006 with the remainder to be amortized over the subsequent three years.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

(u) Reclassifications

The Company has broken out cost of third party technology and cost of services as separate line items in its Consolidated Statements of Operations. Previously, these amounts had been combined and reported as a single amount. The related amounts in the 2003 and 2004 Consolidated Statements of Operations were reclassified to be consistent with the current year presentation.

(2) Restatement

In 2005, the Company determined that its method of classifying its investments in certain auction rate securities as cash and cash equivalents in its prior year financial statements was in error. Auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity dates are longer than 90 days, should have been classified as short-term investments and available for sale securities. The Company has restated its accompanying Consolidated Balance Sheet as of December 31, 2004 and its Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004 from amounts previously reported to correct this error. The following is a summary of the effects of the restatement:

(Amounts in thousands)	As Previously Reported	As Restated
Consolidated Balance Sheet at December 31, 2004:
Cash and cash equivalents	$17,698	$6,098
Short-term investments and available for sale securities	3,010	14,610

Consolidated Statements of Cash Flows:
For the year ended December 31, 2003
Purchases of short-term investments and available for sale securities	$(2,019)	$(15,969)
Redemptions of short-term investments and available for sale securities	—	1,000
Net cash used in investing activities	(2,057)	(15,007)
Net decrease in cash and cash equivalents	(14,115)	(27,065)
Cash and cash equivalents, end of year	21,864	8,914

Consolidated Statements of Cash Flows:
For the year ended December 31, 2004
Purchases of short-term investments and available for sale securities	$(4,491)	$(17,791)
Redemptions of short-term investments and available for sale securities	3,500	18,150
Net cash used in investing activities	(2,534)	(1,184)
Net decrease in cash and cash equivalents	(4,166)	(2,816)
Cash and cash equivalents, beginning of year	21,864	8,914
Cash and cash equivalents, end of year	17,698	6,098

(3) Acquisitions

NetReturn, LLC

In connection the Company’s 2002 acquisition of NetReturn, LLC (“NetReturn”), upon achievement of certain revenue milestones through March 11, 2003, the NetReturn shareholders were entitled to additional consideration of up to $2.0 million, payable in cash or common stock at the Company’s election. Based on the relevant cumulative revenue level realized as of March 11, 2003, the Company recorded $1.0 million of additional consideration, which was recorded as additional goodwill. Effective March 11, 2003, the terms of the additional consideration had expired and no additional consideration could be earned by the NetReturn shareholders.

Pricing Analytics, Inc.

On April 2, 2004, the Company completed its acquisition of all of the outstanding capital stock of Pricing Analytics, Inc. (“Pricing Analytics”), a California corporation located in Redwood City, California, which marketed software used to evaluate pricing strategies, for a purchase price of $1.2 million. The Pricing Analytics acquisition provided the Company with technology that the Company believes will enhance its product offerings to its customers in both the health and life sciences and industry solutions segments. The merger consideration of $1.2 million consisted of $995,000 in cash, assumed liabilities of $36,000, transaction costs of $60,000 and advance royalties of $75,000 previously paid by the Company to Pricing Analytics in 2003. The cash consideration was paid in four equal quarterly installments beginning in April 2004 with the final installment of $248,000 paid in January 2005. The Company has consolidated the operating results of Pricing Analytics beginning on the date of acquisition.

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

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the Pricing Analytics acquisition, as if the acquisition had occurred as of January 1, 2004. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisitions on January 1, 2004, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results for the year ended December 31, 2004 are in thousands of dollars, except per share data:

(Unaudited)
Pro forma revenues	$38,413
Pro forma net loss	(7,621)
Pro forma net loss per share	(0.18)

(4) Details of Financial Statement Components

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

	2004	2005
	(Amounts in thousands)
Computer software	$1,129	$1,295
Computer hardware	2,905	3,383
Furniture and equipment	1,252	1,269
Leasehold improvements	260	283

	5,546	6,230
Less—accumulated depreciation and amortization	4,246	5,042

Total property and equipment, net	$1,300	$1,188

Depreciation expense was approximately $1.8 million, $917,000 and $796,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of other acquired intangible assets consist of the following:

	December 31, 2004		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Acquired technology	$6,043	$3,946	$6,043	$5,330

Amortization expense for acquired technology was $2.0 million, $1.5 million and $1.4 million, respectively, for the years ended December 31, 2003, 2004 and 2005.

Acquired intangible assets are being amortized over a four-year life. Projected future annual amortization is as follows for the years ended December 31 (in thousands):

2006	$482
2007	185
2008	46

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2004	2005
	(Amounts in thousands)
Accrued payroll and benefits	$1,820	$1,694
Accrued commissions	947	710
Accrued consulting and professional fees	451	816
Accrued restructuring costs	159	218
Accrued other	822	660

Total accrued expenses	$4,199	$4,098

(5) Strategic Relationship Agreement

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

As consideration for entering into the Initial P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of its common stock. The warrant was converted into 561,960 shares of common stock via a non-cash exercise during 2000. In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of December 31, 2002, no such royalties had been earned or paid. In February 2003, the Initial P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 6(e)).

(6) Stockholders’ Equity

(a) Authorized Capital

The Company has authorized capital stock of 105,000,000 shares, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares are designated for preferred stock, $0.01 par value per share. At December 31, 2004 and 2005, the Company had reserved 16,674,807 and 12,568,600 shares of common stock, respectively, for issuance upon the exercise of stock options and warrants.

(b) Stock Option Plans

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

In March 2002, the Company assumed the Menerva Technologies, Inc. 2000 Stock Incentive Plan in connection with the Company’s acquisition of Menerva. Under this plan, 25,743 shares of the Company’s common stock were issuable upon exercise of incentive stock options granted prior to the acquisition. As of December 31, 2004, options to purchase 2,682 shares of the Company’s common stock remained outstanding. During the year ended December 31, 2005, all remaining outstanding options expired unexercised. No further awards may be made under this plan.

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

Stock options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which have a more accelerated vesting period as described below. Certain stock option awards provide for accelerated vesting if there is a change in control.

The following table summarizes total common shares available for future grants of stock options and other equity awards at December 31, 2005:

2000 Non-Employee Director Stock Option Plan	162,500
2001 Employee Stock Option Plan	1,129,805
2001 Stock Incentive Plan	2,964,263
2003 Stock Incentive Plan	1,531,507

Total available for future grant	5,788,075

Weighted average price and life information about significant option groups outstanding and exercisable as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life(years)	Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.22 – $0.27	1,760,971	$0.240	7.87	1,760,971	$0.240
0.40 – 1.03	175,413	0.917	8.23	66,763	0.860
1.08 – 1.40	843,190	1.223	7.79	384,750	1.201
1.45 – 1.96	2,110,114	1.681	8.49	498,014	1.841
2.23 – 4.29	391,861	3.114	4.38	390,911	3.115
5.05 – 18.50	373,541	11.223	5.31	370,541	11.242

	5,655,090	$1.870	7.69	3,471,950	$2.086

The following table summarizes stock option activity under all of the Company’s stock option plans for the years ended December 31, 2003, 2004 and 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2003	8,977,660	$4.800
Granted during 2003	8,248,064	0.318
Exercised during 2003	(43,168)	0.821
Canceled during 2003	(3,933,986)	4.366

Outstanding at December 31, 2003	13,248,570	2.144
Granted during 2004	986,792	1.101
Exercised during 2004	(1,691,937)	0.283
Canceled during 2004	(3,145,975)	3.438

Outstanding at December 31, 2004	9,397,450	1.927
Granted during 2005	1,828,412	1.618
Exercised during 2005	(3,087,531)	0.284
Canceled during 2005	(2,483,241)	3.873

Outstanding at December 31, 2005	5,655,090	$1.867	7.7 years	$2,277

Exercisable at December 31, 2005	3,471,950	$2.086	7.0 years	$2,155

The total intrinsic value of stock options exercised during the years ended December 31, 2004 and 2005 was $1.5 million and $3.7 million, respectively.

During each of the years ended December 31, 2003, 2004 and 2005, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows:

	Year ended December 31,
(Amounts in thousands, except per share data)	2003	2004	2005
Net loss, as reported	$(39,491)	$(7,290)	$(9,305)
Add: Stock-based compensation recorded	1,505	3,029	166
Deduct: Pro forma stock-based compensation	(4,759)	(5,133)	(784)

Pro forma net loss	$(42,745)	$(9,394)	$(9,923)

Basic and diluted loss per share:
As reported	$(0.98)	$(0.18)	$(0.21)

Pro forma	$(1.06)	$(0.23)	$(0.22)

The Company’s calculations of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2003	2004	2005
Risk-free interest rates	3.2%	3.9%	4.05-4.54%
Expected volatility	125%	125%	70-80%
Expected dividends	0%	0%	0%
Expected term (in years)	7	7	6.25
Weighted average grant-date fair value of options granted during the year	$0.91	$1.05	$1.07

The Company uses historical volatility of the Company’s common stock to estimate expected volatility. Beginning in 2005, the expected term of options granted is estimated to be equal to the average of the contractual life of the options and the typical grant’s average vesting period. As of December 31, 2005, there was $1.2 million of unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options granted under the various option plans. This cost is expected to be amortized over a weighted average period of 1.2 years.

In July 2003, the Company granted to certain of its employees non-qualified stock options, which had an exercise price that was below market value at the time of the grant. These options, which were granted as a retention tool to employees expected to remain with I-many subsequent to the proposed sale of the health and life science business to Neoforma, Inc. (see Note 15), vested on March 31, 2004. The aggregate intrinsic value of these options, totaling approximately $1.5 million less forfeitures of $228,000, was amortized ratably over the period from the date of grant to the vesting date and recorded as compensation expense.

In December 2003, the Company granted to certain of its employees non-qualified stock options which had exercise prices that were below market value at the time of the grants. These options, which were granted in lieu of year-end bonuses, vested 50% on February 9, 2004 and 50% on February 7, 2005. The aggregate intrinsic value of these options, totaling approximately $2.7 million less forfeitures of $423,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense. Included in the $2.7 million value of grants were non-qualified stock options with a value of $60,000 that were not actually released to employees until February 2004.

Also in December 2003, the Company granted to certain of its employees non-qualified stock options, which had exercise prices that were below market value at the time of the grants. These options, which were granted as a retention tool to those employees assigned to the health and life science business and subsequently retained by the Company upon the termination of the Neoforma, Inc. transaction, vested 50% on June 30, 2004 and 50% on December 31, 2004. The aggregate intrinsic value of these options, totaling approximately $1.2 million less forfeitures of $285,000, was amortized ratably over the period from the date of grant to the respective vesting dates and recorded as compensation expense.

The following table summarizes the components of stock-based compensation expense for the years ended December 31:

(Amounts in thousands)	2003	2004	2005
December 1999 non-qualified stock option grant to director	$47	$—	$—
July 2003 non-qualified stock option grants to employees	868	440	—
September 2003 restricted stock grants to directors	12	10	—
December 2003 non-qualified stock option grants to employees	578	2,487	86
January 2004 restricted stock grants to directors	—	49	7
Extension of option expiration date for former employees	—	43	—
January 2005 restricted stock grants to directors	—	—	22
2005 restricted stock grants to employees	—	—	51

Total stock-based compensation expense	$1,505	$3,029	$166

(c) Restricted Stock Awards

In September 2003, the Company granted a total of 16,215 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 5, 2004, was $22,000. In January 2004, the Company granted a total of 36,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 7, 2005, was $56,000. In January 2005, the Company granted a total of 24,000 shares of restricted common stock to its non-employee directors. The aggregate value of these restricted shares, which vested on February 6, 2006, was $24,000 net of forfeitures, of which $2,000 was recorded as deferred compensation in stockholders’ equity at December 31, 2005. During 2005, the Company granted a total of 336,036 shares of restricted common stock as a retention tool to certain of its employees. The aggregate value of these restricted shares is $497,000, of which $446,000 was recorded as deferred compensation in stockholders’ equity at December 31, 2005. The restricted shares granted to employees will vest 50% on November 1, 2006 and 50% on November 1, 2007.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2005 and changes during the years ended December 31, 2003, 2004 and 2005 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2003	—	$—
Granted during 2003	16,215	1.00
Vested during 2003	—	—
Forfeited during 2003	—	—

Nonvested at December 31, 2003	16,215	1.00
Granted during 2004	36,000	1.57
Vested during 2004	(16,215)	1.00
Forfeited during 2004	—	—

Nonvested at December 31, 2004	36,000	1.57
Granted during 2005	360,036	1.48
Vested during 2005	(36,000)	1.57
Forfeited during 2005	(8,000)	1.49

Nonvested at December 31, 2005	352,036	$1.48

(d) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP), which authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. Because of the presence of an option feature, the Company’s ESPP will be treated for accounting purposes as a compensatory plan. As of December 31, 2005, there was $27,000 of unamortized compensation cost, net of estimated forfeitures, related to options granted under the ESPP. This cost is expected to be amortized over the remaining five months of the enrollment period in effect as of December 31, 2005.

As of December 31, 2005, a total of 705,827 shares were available for grant under the Company’s ESPP. The following table summarizes the number of shares and per share prices for purchases since January 1, 2003:

	Number of Shares	Price
June 2003	46,140	1.250
December 2003	68,022	0.800
June 2004	89,660	0.810
December 2004	101,873	1.070
June 2005	91,486	1.275
December 2005	72,472	1.170

(e) Warrants

At December 31, 2004 and 2005, the Company had warrants outstanding at exercise prices ranging from $1.20 to $13.20, as described below.

In August 2001, as part of a merger transaction, the Company issued a warrant to purchase 4,546 shares of the Company’s stock at an exercise price of $13.20. This warrant expires in November 2010.

In February 2002, the Company granted two warrants to common stock investors pursuant to a private placement offering, one of which expired during 2002. The remaining warrant to purchase 165,062 shares of the Company’s common stock is exercisable for a period of seven years at an exercise price of $7.50 per share.

In February 2003, the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock. The warrant was exercisable for a period of three years at an exercise price of $1.20 per share. Using the Black-Scholes option pricing model and based upon an exercise price of $1.20 per share, a then current stock market value of $1.11 per share and a volatility factor of 125%, the Company calculated the fair value of the fully exercisable warrant to purchase 1,000,000 shares of common stock as $795,000. This amount was recorded by the Company in 2003 as a component of sales and marketing expense. In November 2004, April 2005 and June 2005, P&G partially exercised the warrant, acquiring an aggregate of 750,000 shares of the Company’s common stock. In February 2006, P&G exercised the remaining 250,000 shares of the warrant.

(7) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2003, 2004 and 2005. A tax benefit, related to a refund of $82,000, was recorded in fiscal 2004. At December 31, 2005, the Company had approximately $130 million of U.S. federal net operating loss carryforwards and research and development credit carryforwards of $4.4 million. The federal net operating loss carryforwards expire in the years 2008 through 2025 and are subject to certain annual limitations. The federal research and development credit carryforwards expire in the years 2006 through 2025. Due to the uncertainty surrounding the Company’s ability to realize these net operating loss carryforwards, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2004	2005
	(Amounts in thousands)
Federal net operating loss carryforwards	$34,910	$44,706
State net operating loss carryforwards	4,793	6,306
Research and development tax credits	3,843	4,362
Deferred revenue	2,024	3,129
Allowance for doubtful accounts	42	155
Other	719	758
Less—Valuation allowance for deferred tax assets	(46,331)	(59,416)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2003	2004	2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(1.4)	(4.7)	(5.2)
State taxes, net of federal benefit	(5.3)	(5.3)	(5.3)
Amortization of acquired intangible assets	1.5	4.6	4.3
In-process research and development	—	1.4	—
Impairment write-offs	19.6	—	(170.1)
Stock option and warrant charges	—	6.9	(44.3)
Other	0.6	(1.8)	1.2
Valuation allowance for deferred tax asset	19.0	31.8	253.4

Provision (Benefit) for income taxes	—%	(1.1)%	—%

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

(8) Commitments and Contingencies

The Company leases its facilities under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all noncancelable leases at December 31, 2005 are approximately as follows:

	Operating Leases	Capital Leases
	(Amounts in thousands)
Year ending December 31,
2006	$1,830	$10
2007	1,824	10
2008	1,750	5
2009	1,268	—
2010	914	—
Thereafter	694	—

Total minimum lease payments	$8,280	25

Less—Amount representing interest		(4)

Present value of minimum lease payments		21
Less—Current portion of capital lease obligations		8

Capital lease obligations, net of current portion		$13

At December 31, 2005, future minimum lease commitments included an aggregate of $3.5 million related to leased office space that is no longer in service. The net present value of this $3.5 million aggregate lease commitment, as offset by future estimated sublease receipts totaling $2.1 million, is included in other long-term liabilities and accrued expenses as indicated in Note 14.

Included in property and equipment are assets pursuant to capital lease arrangements as follows at December 31:

	2004	2005
	(Amounts in thousands)
Property and Equipment:
Computer software	$169	$—
Computer hardware	331	24
Furniture and equipment	121	—
Leasehold improvements	15	—

	636	24
Less—Accumulated depreciation and amortization	333	4

	$303	$20

Total rent expense was approximately $2.0 million, $1.4 million and $1.1 million for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. The Company is not a party to any material pending legal proceedings.

(9) Unaudited Quarterly Financial Data

	THREE MONTHS ENDED
	MARCH 31, 2004	JUNE 30, 2004	SEPT. 30, 2004	DEC. 31, 2004	MARCH 31, 2005	JUNE 30, 2005	SEPT. 30, 2005	DEC. 31, 2005
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$11,430	$8,155	$9,307	$9,521	$8,934	$8,366	$7,050	$8,226
Cost of third-party technology	101	33	95	229	10	79	206	225
Cost of services	3,801	4,034	3,693	3,579	3,793	3,890	3,682	3,399
Amortization of acquired intangible assets	331	378	378	378	355	343	343	343
Net loss	(1,536)	(2,871)	(756)	(2,127)	(1,574)	(2,318)	(3,359)	(2,054)
Net loss per share—basic and diluted	(0.04)	(0.07)	(0.02)	(0.05)	(0.04)	(0.05)	(0.07)	(0.04)

(10) Segment Disclosure

The Company measures operating results as two reportable segments, each of which provide multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. These segments are consistent with how management establishes strategic goals, allocates resources and evaluates performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that market to separate and distinct industry groups: (i) health and life sciences, which includes pharmaceutical manufacturers, and (ii) industry solutions, which comprises all other industries. The following tables reflect the results of the segments consistent with the Company’s management system. All amounts are in thousands of dollars.

	Health and Life Sciences	Industry Solutions	Unallocated	Totals
	(Amounts in thousands)
At and for the year ended December 31, 2005:
Net revenues	$24,618	$7,958	$—	$32,576
Segment gain (loss)	1,343	(10,023)	(625)	(9,305)
Segment assets	30,327	2,038	6,107	38,472
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2004:
Net revenues	$27,913	$10,500	$—	$38,413
Segment gain (loss)	3,221	(9,886)	(625)	(7,290)
Segment assets	33,842	3,624	6,732	44,198
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2003:
Net revenues	$26,031	$13,381	$—	$39,412
Segment loss	(9,883)	(28,983)	(625)	(39,491)
Segment assets	35,345	6,867	7,357	49,569
Goodwill	2,580	—	5,951	8,531

For segment reporting purposes, unallocated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the 2002 acquisition of Menerva Technologies, Inc. Interest revenue, interest expense, other significant non-cash items, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments. In performing the annual goodwill impairment test, all goodwill is assigned to the reportable segments.

Geographic Information:

	Revenue*			Long-lived Assets
	2003	2004	2005	2003	2004	2005
				(Amounts in thousands)
United States	93%	92%	91%	$13,575	$12,583	$11,010
United Kingdom	5%	2%	2%	258	264	235
Canada	2%	2%	2%	—	—	—
The Netherlands	**	2%	3%	—	—	—
Other	**	2%	2%	106	—	—

Total	100%	100%	100%	$13,939	$12,847	$11,245

*	Revenues are attributed to countries based on location of customers.

**	Revenues were less than 1%.

(11) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2003	$1,391
Provisions	169
Write-offs	(985)
Currency translation adjustments	13

Balance at December 31, 2003	588
Provisions	220
Write-offs	(414)
Currency translation adjustments	8

Balance at December 31, 2004	402
Provisions	150
Write-offs	(19)
Currency translation adjustments	(8)

Balance at December 31, 2005	$525

(12) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan as a retirement plan for its qualifying employees. Prior to October 2003, the Company provided a discretionary matching contribution. The matching contributions paid by the Company amounted to $441,000 in 2003. The Company made no matching contributions in 2004 and 2005.

(13) Impairment of Goodwill and Acquired Intangible Assets

In 2003, the Company determined that a portion of its recorded goodwill and acquired intangible assets was impaired pursuant to the Company’s decision to proceed with the proposed sale of certain assets of its health and life sciences business to a subsidiary of Neoforma, Inc. (see Note 15). Concurrent with the proposed Neoforma transaction, the Company reduced its workforce and focused its development efforts primarily on its product offerings in the Enterprise Contract Management market. The focus on new platforms, products and technologies prompted the Company to reevaluate the technologies originally acquired in certain acquisitions, and the corresponding reduction in projected sales of the related products resulted in the determination that future cash flows were not sufficient to support the valuations of these long-lived assets. As a result of its assessment, the Company recorded impairment charges of $16.8 million during 2003. These impairment charges were recorded in the industry solutions reportable segment and included impairment of goodwill totaling $14.8 million and of acquired intangible assets totaling $2.0 million.

(14) Restructuring and Other Charges

In March 2004, the Company completed the reduction of its workforce that it had begun in 2003 to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation (see Note 15). For the year ended December 31, 2004, the Company recorded (i) accrued cease-use lease charges of $512,000 and $180,000, respectively, in connection with the partial closing of its facilities in London, England and Portland, Maine, (ii) an additional $103,000 in cease-use lease charges related to its closed Chicago, Illinois office, (iii) $284,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) impairment charges of $267,000 with respect to property and equipment that were no longer in productive use. With respect to the partial closing in January 2004 of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. With respect to the closing of one of its Portland offices in January 2004, no sublease assumption was incorporated in the calculation of the cease-use lease accrual because the lease expired in April 2004, as it was not reasonable to sublease the facility for such a short term.

For the year ended December 31, 2005, the Company realized a net credit of $10,000 in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities. This credit resulted primarily from foreign currency adjustments.

In 2003, the Company took several actions to reduce its operating expenses in order to better align its cost structure with projected revenues and to streamline operations in connection with the proposed Neoforma transaction (see Note 15). These actions included the closing of its offices in Chicago, Illinois and Mumbai, India, and significant downsizings of its operations in London, England and Portland, Maine. With respect to the closing of its Chicago office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its Chicago office lease at the cease-use date in late March 2003 and incurred cease-use charges of $1,848,000 for the year ended December 31, 2003. With respect to the India office, the Company incurred $97,000 in charges, representing the discounted value of the remaining lease payments for the leased office space, for the year ended December 31, 2003. Also during 2003, the Company recorded an impairment loss of $106,000 with respect to property and equipment it expected to sell or abandon pursuant to the London downsizing and India office closing. In addition, the Company incurred severance costs of $555,000 for employees that were terminated as a result of these office closings and downsizings. The net result of the workforce restructuring was a reduction in the Company’s headcount from 298 at June 30, 2003 to 198 at December 31, 2003. Also, the Company recorded impairment losses of $207,000 during 2003 with respect to property and equipment that was no longer in productive use.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

	Employee Severance Costs	Lease costs and asset impairments	Total
	(Amounts in thousands)
Balances at January 1, 2003	$—	$—	$—
Restructuring provisions in 2003	555	2,051	2,606
Property and equipment impairments in 2003	—	207	207
Payments in 2003	(439)	(496)	(935)
Asset write-downs	—	(367)	(367)

Balances at December 31, 2003	116	1,395	1,511
Restructuring provisions in 2004	284	795	1,079
Property and equipment impairments in 2004	—	267	267
Payments in 2004	(400)	(849)	(1,249)
Asset write-downs	—	(267)	(267)

Balances at December 31, 2004	—	1,341	1,341
Restructuring credits in 2005	—	(10)	(10)
Payments in 2005	—	(212)	(212)

Balances at December 31, 2005	$—	$1,119	$1,119

Current portion—included in accrued expenses			$218

Noncurrent portion—included in other long-term liabilities			$901

(15) Termination of Agreement to Sell Health and Life Sciences Assets

In July 2003, the Company entered into an asset purchase agreement to sell substantially all the assets of its health and life sciences business, including in force license contracts and intellectual property, to a subsidiary of

Neoforma, Inc. (“Neoforma”) for a purchase price of up to $25.0 million. In December 2003, Neoforma notified the Company that it had terminated the proposed asset purchase agreement, by exercising its right to terminate the transaction after the proposed acquisition did not close by November 30, 2003. The $1.1 million of costs incurred by the Company during 2003 with respect to the proposed merger were charged to terminated deal transaction costs. Following the termination of the Neoforma acquisition, the Company identified approximately 45 staff positions to be eliminated, which were in addition to the employee terminations that had been carried out as part of the Company’s previous restructuring efforts during the second half of 2003 (see Note 14).

(16) Termination of Proposed Merger with Selectica, Inc.

On March 31, 2005, the shareholders of the Company voted to reject a proposed merger among the Company, Selectica, Inc. (“Selectica”) and a subsidiary of Selectica. As a result, the merger agreement among the parties terminated. Under the terms of the merger agreement, Selectica would have paid $1.55 per share in cash for all outstanding shares of the Company’s common stock, for a total transaction value of approximately $70.0 million. In the years ended December 31, 2004 and 2005, the Company incurred $455,000 and $65,000, respectively, in legal fees and other costs related to the proposed merger, and these costs were charged to general and administrative expenses.

(17) Change In Senior Management

In August 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. Also, Yorgen Edholm was appointed Acting President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board with certain executive powers. In connection with the resignation of these executives, the Company incurred $350,000 in severance and benefit costs in the year ended December 31, 2005. In February 2006, Mr. Edholm resigned as Acting President and Chief Executive Officer while remaining on the Board of Directors, and Mr. Rade assumed his role as Acting President and Chief Executive Officer on an interim basis.

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

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(b) Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below in this Item 9A.

(c) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter or year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

March 15, 2006

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

Based on this assessment, the undersigned officers concluded that, as of December 31, 2005, our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management and our independent registered public accounting firm to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to our independent registered public accounting firm.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has reported on management’s assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2005.

/s/ JOHN A. RADE	/s/ KEVIN M. HARRIS
John A. Rade President and Chief Executive Officer	Kevin M. Harris Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that I-many, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that I-many, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of I-many, Inc. as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 15, 2006

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005, which we refer to as the “2006 Proxy Statement,” which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which is incorporated herein by reference.

The following table provides information as of December 31, 2005 about our common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	5,590,595	$1.87	5,364,097
Equity compensation plans not approved by security holders(2)	64,495	1.79	1,129,805

Total	5,655,090	$1.87	6,493,902

(1)	Excludes securities reflected in column 1, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	Our 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees, has not been approved by our stockholders. This plan permits stock option awards (but no other forms of grant) for up to 1,000,000 shares of our common stock, provided that officers and directors may not receive options for more than 25,000 shares in the aggregate under this plan. Option awards under this plan are treated as non-qualifying options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the information set forth in the section entitled “Audit Fees and Other Matters” in the 2006 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1. Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of BDO Seidman LLP, the Company’s independent registered public accounting firm, dated March 15, 2006 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2004 (Restated) and 2005

Consolidated Statements of Operations for the years ended December 31, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2004 (Restated) and 2005

Notes to Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of Deloitte & Touche LLP, the Company’s former independent registered public accounting firm, dated March 15, 2004 (March 16, 2006 as to the restatement discussed in Note 2) are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Statement of Operations for the year ended December 31, 2003

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2003

Consolidated Statements of Cash Flows for the year ended December 31, 2003 (Restated)

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(3)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

EXHIBIT NO.	DESCRIPTION
10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)*	2000 Non-Employee Director Stock Option Plan

10.5(5)*	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)*	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)*	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(10)*	Employment agreement, dated July 1, 2001, between Registrant and Terrence M. Nicholson

10.14(11)*	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(12)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(13)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006.

10.17(14)*	Employment offer letter of Kirk Krappé, dated April 30, 2004

10.18(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.19(2)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.20(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.21(2)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.22(15)	Warrant issued to Accenture LLP, dated April 11, 2001

10.23(4)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

10.24*	Summary of Terms of 2005 Executive Management Bonus Plans and Non-Employee Director Compensation

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1	Amended and Restated Audit Committee Charter, revised January 26, 2006

*	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2005

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ JOHN A. RADE
John A. Rade
Chief Executive Officer, Chairman of the Board of Directors and President

Date: March 15, 2006

/s/ KEVIN M. HARRIS
Kevin M. Harris
Chief Financial Officer and Treasurer

Date: March 15, 2006

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Rade and Kevin M. Harris, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN A. RADE John A. Rade	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 15, 2006

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer)	March 15, 2006

/s/ REYNOLDS C. BISH Reynolds C. Bish	Director	March 15, 2006

/s/ YORGEN H. EDHOLM Yorgen H. Edholm	Director	March 15, 2006

/s/ STEVEN L. FINGERHOOD Steven L. Fingerhood	Director	March 15, 2006

/s/ MURRAY B. LOW Murray B. Low	Director	March 15, 2006

/s/ MARK R. MITCHELL Mark R. Mitchell	Director	March 15, 2006

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	March 15, 2006

EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(3)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)*	2000 Non-Employee Director Stock Option Plan

10.5(5)*	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)*	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)*	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(10)*	Employment agreement, dated July 1, 2001, between Registrant and Terrence M. Nicholson

10.14(11)*	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(12)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(13)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006.

10.17(14)*	Employment offer letter of Kirk Krappé, dated April 30, 2004

10.18(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.19(2)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.20(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.21(2)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.22(15)	Warrant issued to Accenture LLP, dated April 11, 2001

10.23(4)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

EXHIBIT NO.	DESCRIPTION
10.24	Summary of Terms of 2005 Executive Management Bonus Plans and Non-Employee Director Compensation

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1	Amended and Restated Audit Committee Charter, revised January 26, 2006

*	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2005

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001