Form 10-K/A
period 2005-12-31
I MANY INC
filed 2006-04-11
CIK 1104017

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

EXPLANATORY NOTE

The purpose of this amendment is to correct typographical errors contained in the Consolidated Statements of Operations for the year ended December 31, 2005, Item 8. The Registrant had inadvertently omitted parentheses around the amounts for 2005 Loss from operations, Loss before income taxes and Net loss, to indicate that these are negative numbers.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED RESULTS OF OPERATIONS.

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

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2003	2004	2005
Net Revenues:
Product	$14,287	$11,275	$6,279
Service	25,125	27,138	26,297

Total net revenues	39,412	38,413	32,576

Operating expenses:
Cost of third-party technology	415	458	520
Cost of services(1)	15,445	15,107	14,764
Amortization of acquired intangible assets	1,988	1,465	1,384
Impairment of acquired intangible assets	2,019	—	—
Sales and marketing(1)	16,087	9,020	8,626
Research and development(1)	16,743	11,874	11,267
General and administrative(1)	5,892	5,552	4,819
Depreciation	1,846	917	796
In-process research and development	—	290	—
Impairment of goodwill	14,767	—	—
Terminated deal transaction costs	1,121	—	—
Restructuring and other charges (credits)	2,813	1,346	(10)

Total operating expenses	79,136	46,029	42,166

Loss from operations	(39,724)	(7,616)	(9,590)
Other income, net	233	244	285

Loss before income taxes	(39,491)	(7,372)	(9,305)
Benefit from income taxes	—	(82)	—

Net loss	$(39,491)	$(7,290)	$(9,305)

Basic and diluted net loss per common share	$(0.98)	$(0.18)	$(0.21)

Weighted average shares outstanding	40,445	41,367	44,548

(1) Stock-based compensation amounts included above:

Cost of services	$283	$791	$24
Sales and marketing	295	269	3
Research and development	592	1,219	76
General and administrative	335	750	63

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

Consolidated Statement of Operations for the year ended December 31, 2003

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2003

Consolidated Statements of Cash Flows for the year ended December 31, 2003 (Restated)

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(3)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

EXHIBIT NO.	DESCRIPTION
10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)*	2000 Non-Employee Director Stock Option Plan

10.5(5)*	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)*	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)*	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(10)*	Employment agreement, dated July 1, 2001, between Registrant and Terrence M. Nicholson

10.14(11)*	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(12)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(13)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006.

10.17(14)*	Employment offer letter of Kirk Krappé, dated April 30, 2004

10.18(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.19(2)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.20(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.21(2)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.22(15)	Warrant issued to Accenture LLP, dated April 11, 2001

10.23(4)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

10.24*†	Summary of Terms of 2005 Executive Management Bonus Plans and Non-Employee Director Compensation

21.1†	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1†	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1†	Amended and Restated Audit Committee Charter, revised January 26, 2006

*	Management contract or compensation plan or arrangement

†	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, to which this amendment applies.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2005

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ JOHN A. RADE*
John A. Rade
Chief Executive Officer, Chairman of the Board of Directors and President

Date: April 10, 2006

/s/ KEVIN M. HARRIS
Kevin M. Harris
Chief Financial Officer and Treasurer

Date: April 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN A. RADE* John A. Rade	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	April 10, 2006

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer)	April 10, 2006

/s/ REYNOLDS C. BISH* Reynolds C. Bish	Director	April 10, 2006

/s/ YORGEN H. EDHOLM* Yorgen H. Edholm	Director	April 10, 2006

/s/ STEVEN L. FINGERHOOD* Steven L. Fingerhood	Director	April 10, 2006

/s/ MURRAY B. LOW* Murray B. Low	Director	April 10, 2006

/s/ MARK R. MITCHELL* Mark R. Mitchell	Director	April 10, 2006

/s/ KARL E. NEWKIRK* Karl E. Newkirk	Director	April 10, 2006

By:	/S/ KEVIN M. HARRIS
Kevin M. Harris Attorney-in-Fact

EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(i)(1)	Amended and Restated Certificate of Incorporation

3.1(ii)(2)	Certificate of Designation for Series A Preferred Stock

3.2(3)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)*	2000 Non-Employee Director Stock Option Plan

10.5(5)*	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)*	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)*	Employment agreement, dated October 13, 2000, between Registrant and A. Leigh Powell

10.11(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated January 7, 2002

10.12(2)*	Amendment to employment agreement between Registrant and A. Leigh Powell, dated December 31, 2002

10.13(10)*	Employment agreement, dated July 1, 2001, between Registrant and Terrence M. Nicholson

10.14(11)*	Amendment to Employment Agreement between the Registrant and Terrence M. Nicholson, dated as of April 19, 2002

10.15(12)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.16(13)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006.

10.17(14)*	Employment offer letter of Kirk Krappé, dated April 30, 2004

10.18(1)	Strategic Relationship Agreement with The Procter and Gamble Company, dated May 1, 2000

10.19(2)	Amendment No. 1 to Strategic Relationship Agreement with The Procter and Gamble Company, dated as of February 13, 2003

10.20(1)	Warrant issued to The Procter and Gamble Company, dated May 1, 2000

10.21(2)	Warrant issued to The Procter and Gamble Company, dated February 13, 2003

10.22(15)	Warrant issued to Accenture LLP, dated April 11, 2001

10.23(4)	Securities Purchase Agreement, dated February 15, 2002, among the Registrant and the purchasers named therein

EXHIBIT NO.	DESCRIPTION
10.24†	Summary of Terms of 2005 Executive Management Bonus Plans and Non-Employee Director Compensation

21.1†	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1†	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1†	Amended and Restated Audit Committee Charter, revised January 26, 2006

*	Management contract or compensation plan or arrangement

†	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, to which this amendment applies.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2005

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001