Form 10-Q
period 2006-03-31
I MANY INC
filed 2006-05-10
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Yes  ☐    No  ☒

On May 3, 2006, 47,443,196 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the information set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, as well as generally in this Form 10-Q. The Company uses words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “should,” “may,” “will,” “scheduled” and similar expressions to identify forward-looking statements. The Company uses these words to describe its present belief about future events relating to, among other things, its expected marketing plans, future hiring, expenditures and sources of revenue. This Form 10-Q may also contain third party estimates regarding the size and growth of our market, which also are forward-looking statements. Our forward-looking statements apply only as of the date of this Form 10-Q. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this Form 10-Q.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,184	$16,805
Accounts receivable, net of allowance	7,163	9,577
Prepaid expenses and other current assets	1,021	845

Total current assets	25,368	27,227
Property and equipment, net	1,227	1,188
Restricted cash	557	555
Other assets	126	122
Acquired intangible assets, net	370	713
Goodwill	8,667	8,667

Total assets	$36,315	$38,472

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,586	$1,520
Accrued expenses	3,560	4,098
Current portion of deferred revenue	13,290	12,194
Current portion of capital lease obligations	8	8

Total current liabilities	18,444	17,820
Deferred revenue, net of current portion	943	1,242
Capital lease obligations, net of current portion	12	13
Other long-term liabilities	975	1,041

Total liabilities	20,374	20,116

Series A redeemable convertible preferred stock, $.01 value
Authorized — 1,700 shares
Issued and outstanding — none	—	—
Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized — 5,000,000 shares; designated 1,700 shares
Issued and outstanding - none	—	—
Common stock, $.0001 par value –
Authorized — 100,000,000 shares
Issued and outstanding – 47,358,554 and 46,823,585 shares at March 31, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	155,126	153,215
Deferred stock-based compensation	(1,741)	(448)
Accumulated other comprehensive income	1	4
Accumulated deficit	(137,450)	(134,420)

Total stockholders’ equity	15,941	18,356

Total liabilities and stockholders’ equity	$36,315	$38,472

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Net revenues:
Product	$1,570	$2,077
Services	6,048	6,857

Total net revenues	7,618	8,934
Operating expenses:
Cost of third-party technology	77	10
Cost of services	3,817	3,792
Amortization of acquired intangible assets	343	355
Sales and marketing	2,073	2,039
Research and development	2,978	3,046
General and administrative	1,313	1,144
Depreciation	171	180
Restructuring and other charges (credits)	8	(27)

Total operating expenses	10,780	10,539

Loss from operations	(3,162)	(1,605)
Other income, net	132	31

Net loss	$(3,030)	$(1,574)

Basic and diluted net loss per common share	$(0.06)	$(0.04)

Weighted average shares outstanding	46,676	42,863

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(3,030)	$(1,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	535
Restructuring and other charges (credits)	8	(27)
Amortization of deferred stock-based compensation	257	102
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2)	92
Accounts receivable	2,412	2,087
Prepaid expense and other current assets	(176)	(359)
Accounts payable	66	(640)
Accrued expenses and other liabilities	(601)	(452)
Deferred revenue	797	(1,520)
Deferred rent	(12)	(35)
Other assets	(4)	5

Net cash provided by (used in) operating activities	229	(1,786)

Cash Flows from Investing Activities:
Purchases of property and equipment	(210)	(266)
Cash paid to acquire Pricing Analytics, Inc.	—	(248)
Purchases of short-term investments and securities held for sale	—	(2,694)
Redemptions of short-term investments and securities held for sale	—	2,650

Net cash used in investing activities	(210)	(558)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(1)	(84)
Proceeds from exercise of stock options	61	118
Proceeds from exercise of common stock warrant	300	—

Net cash provided by financing activities	360	34

Net increase (decrease) in cash and cash equivalents	379	(2,310)
Cash and cash equivalents, beginning of period	16,805	6,098

Cash and cash equivalents, end of period	$17,184	$3,788

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$3

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2005 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

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

During the third quarter of 2005, the Company became aware of certain defects in the then-current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company has generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. In April 2006, the Company issued a new minor release of the software, in which it is believed that all known performance defects have been resolved. Also, the Company plans to issue a new major release of the software in June 2006 for those customers which have delayed their implementations to receive the new version of the product. The Company intends to continue deferring revenue in connection with license sales and implementation services for this software product until it has been demonstrated at customer sites that the new releases of the software are free of significant performance defects. As of March 31, 2006 and December 31, 2005, the Company has reversed and deferred $1.8 million and $1.6 million, respectively, of otherwise-recognizable license and professional service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

Stock-based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-based Payment.” Under FAS 123(R), the Company measures and records the compensation cost of employee and director services received in exchange for stock option grants and other equity awards based on the grant-date fair value of the awards. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. The Company accounts for stock options and awards granted to non-employees other than directors using the fair-value method, as prescribed by FAS No. 123, “Accounting for Stock-based Compensation.”

The Company is also required to establish the value of an additional paid-in capital pool in connection with the tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under FAS No. 123. The Company has not yet completed the calculation of this pool, which is not required to be determined until the fourth quarter of 2006, but the Company believes there will be no impact on our financial position or results of operations from this calculation.

Under the fair-value method, compensation associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for employee and director awards is generally the date of grant. The measurement date for awards granted to non-employees other than directors is generally the date that performance of certain services is complete.

The following table summarizes the components of stock-based compensation expense for the three month periods ended March 31, 2006 and 2005:

(Amounts in thousands)	2006	2005
Pre-2006 stock option grants	$170	$—
Post-2005 stock option grants	10	—
Restricted stock grants to directors and employees	61	16
Employee stock purchase plan	16	—
Non-qualified stock option grants to employees	—	86

Total stock-based compensation expense	$257	$102

As of March 31, 2006, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans amounted to $1.2 million and $534,000, respectively. These costs are expected to be amortized over weighted average periods of 1.2 years and 1.0 years, respectively.

The Company has four current stock incentive plans: (i) the 2000 Non-Employee Director Stock Option Plan, which provides for the granting of annual (25,000-share) and new hire (62,500-share) non-qualified stock options to non-employee directors, (ii) the 2001 Employee Stock Option Plan, which provides for grants in the form on non-qualified stock options, with not more than 25,000 shares to be issued in the aggregate to officers of directors of the Company, and (iii) the 2001 and 2003 Stock Incentive Plans, both of which are shareholder-approved plans and provide for the grant of incentive stock options and other equity awards to the Company’s employees, directors and consultants. The company also has an employee stock purchase plan that allows employees to purchase stock at a 15% discount to market prices subject to certain limitations. Participation is optional and enrollment periods are every six months.

The following table summarizes total common shares available for future grants of stock options and other equity awards at March 31, 2006:

2000 Non-Employee Director Stock Option Plan	162,500
2001 Employee Stock Option Plan	1,129,805
2001 Stock Incentive Plan	2,886,378
2003 Stock Incentive Plan	1,623,132

Total available for future grant	5,801,815

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options expire 10 years after grant and vest over periods set by the Board of Directors at the time of grant. Generally, option awards vest ratably over four years for employee grants and over three years for grants to directors. Certain stock option awards provide for accelerated vesting if there is a change in control.

The Company’s estimates of the fair value of stock option grants, including valuations for pre-2006 grant pro forma calculations, were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2006	2005
Risk-free interest rates	4.86%	4.30%
Dividend yield	—	—
Expected volatility	70%	80%
Expected term (in years)	5.75-6.25	6.25
Weighted average grant-date fair value of options granted during the period	$1.04	$1.07

The Company uses historical volatility of the Company’s common stock to estimate expected volatility. The expected term of options granted is estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last day of the period.

The Company adopted FAS 123(R) using the modified prospective method, pursuant to which the Company’s financial statement for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options to employees and directors. Had the Company used the fair-value-based method to measure compensation related to such stock option awards, reported loss and loss per share would have been as follows for the three month period ended March 31, 2005:

(Amounts in thousands, except per share data)
Net loss, as reported	($1,574)
Add: stock-based compensation recorded	102
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(434)

Pro forma net loss	($1,906)

Basic and diluted loss per share:
As reported	($0.04)

Pro forma	($0.04)

The following table summarizes stock option activity under all of the Company’s stock option plans for the three month period ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	5,655,090	$1.867
Granted	382,000	1.533
Exercised	(177,109)	0.381
Canceled	(504,100)	2.066

Outstanding at March 31, 2006	5,355,881	$1.876	7.7 years	$2,646

Exercisable at March 31, 2006	3,014,904	$2.153	7.3 years	$2,386

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2006 and 2005 was $204,000 and $513,000, respectively.

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	352,036	$1.480
Granted	122,860	1.459
Vested	(16,000)	1.490
Forfeited	(15,000)	1.600

Nonvested at March 31, 2006	443,896	$1.470

The total fair value of restricted shares which vested during the three months ended March 31, 2006 and 2005 was $24,000 and $57,000, respectively.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2006 and December 31, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

NOTE 3. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 1,660,236 and 4,397,615, respectively, for the three months ended March 31, 2006 and 2005.

NOTE 4. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended March 31,
	2006	2005
Customer A	10%	*
Customer B	*	18%
Customer C	*	15%

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2006	2005
Customer B	15%	*
Customer C	*	17%
Customer D	11%	*
Customer E	*	24%

*	was less than 10% of the Company’s total

NOTE 5. STRATEGIC RELATIONSHIP AGREEMENT

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

NOTE 6. SEGMENT DISCLOSURE

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals

At and for the three months ended March 31, 2006:
Revenues	$5,801	$1,817	$—	$7,618
Segment income (loss)	9	(2,883)	(156)	(3,030)
Segment assets	26,513	3,851	5,951	36,315
Goodwill	2,716	—	5,951	8,667

At and for the three months ended March 31, 2005:

Revenues	$7,040	$1,894	$—	$8,934
Segment income (loss)	1,147	(2,565)	(156)	(1,574)
Segment assets	30,034	3,188	6,576	39,798
Goodwill	2,716	—	5,951	8,667

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

NOTE 9. RESTRUCTURING AND OTHER CHARGES

In 2003 and 2004, the Company took several actions to reduce its operating expenses in order to better align its cost structure with projected revenues and to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. These actions included the closing of its office in Chicago, Illinois and the partial closing of its facility in London, England. With respect to the Chicago and London office closings, the Company had determined the fair value of the remaining liabilities of the unused space (net of estimated sublease rentals) for each lease as of the respective cease-use dates.

In the quarters ended March 31, 2006 and 2005, the Company realized a charge of $8,000 and a credit of $27,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2005	$1,119
Activity in three months ended March 31, 2006:
Restructuring charge	8
Payments net of sublease receipts	(40)

Balance at March 31, 2006	$1,087

Current portion – included in accrued expenses	$240

Noncurrent portion – included in other long-term liabilities	$847

NOTE 10. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at March 31 is as follows:

(Amounts in thousands)	2006	2005
Balance at January 1,	$525	$402
Write offs	(85)	(25)
Currency translation adjustments	—	(4)

Balance at March 31,	$440	$373

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

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A, and elsewhere in this report.

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

We have generated revenues from both products and services. Product revenues from our Enterprise Contract Management Software Suites accounted for 20.6% of net revenues in the three months ended March 31, 2006 and 23.2% of net revenues in the three months ended March 31, 2005. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 79.4% of net revenues in the three months ended March 31, 2006 and 76.8% of net revenues in the three months ended March 31, 2005.

After having implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses has remained fairly steady – ranging from $9.6 million to $11.1 million since the first quarter of 2004. Out total employee headcount has decreased slightly from 170 at March 31, 2004 to 163 at March 31, 2006.

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

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. In April 2006, we issued a new minor release of the software, in which it is believed that all known performance defects have been resolved. Also, we plan to issue a new major release of the software in June 2006 for those customers which have delayed their implementations to receive the new version of the product. We intend to continue deferring revenue in connection with license sales and implementation services for this software product until it has been demonstrated at customer sites that the new releases of the software are free of significant performance defects. As of March 31, 2006 and December 31, 2005, we have reversed and deferred $1.8 million and $1.6 million, respectively, of otherwise-recognizable license and professional service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. Most of the subscription arrangements entered into with customers have included one of a variety of conversion options that take effect after expiration of the contractual subscription term, such as (i) automatic conversion to a perpetual license, (ii) conversion to a perpetual license after two years of additional subscription payments, or (iii) payment of a perpetual option fee. We recognize all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription arrangements constitute a growing proportion of our new licenses, and we anticipate that this growth will continue in 2006. During the three month periods ended March 31, 2006 and 2005, we recognized $480,000 and $138,000, respectively, in product revenue related to such agreements. See the reconciliation table that follows under “Results of Operations – Comparison of the Three Month Periods Ended March 31, 2006 and 2005 – Net Revenues” in this Item 2.

We account for consideration given to a customer or a reseller of our products as a reduction of revenue in certain circumstances. To the extent that cumulative consideration earned by a customer or reseller during a reporting period exceeds revenue earned by the Company from the customer or reseller, such excess is reported as sales and marketing expense.

Stock-based Compensation:

We measure and record the compensation cost of employee and director services received in exchange for stock option grants and other equity awards based on the grant-date fair value of the awards. Under the fair-value method, compensation associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for employee and director awards is generally the date of grant. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods.

The Company accounts for stock options and awards granted to non-employees other than directors using the fair-value method. The measurement date for awards granted to non-employees other than directors is generally the date that performance of certain services is complete.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2006. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

NET REVENUES

Net revenues decreased by $1.3 million, or 14.7%, to $7.6 million for the quarter ended March 31, 2006 from $8.9 million for the quarter ended March 31, 2005. Product revenues decreased by $507,000, or 24.4%, to $1.6 million for the quarter ended March 31, 2006 from the same period a year earlier, while service revenues decreased by $809,000 or 11.8% to $6.0 million. As indicated in the table below, the gross value of license contracts sold during the first quarter of 2006 increased by $2.2 million, or 121.0%, versus the first quarter of 2005, due to a 68% increase in the gross average selling price and an increase in the number of license transactions (minimum value of $50,000) from 6 to 8. However, most of the revenue from the license transactions executed in the first three months of 2006 was deferred to future reporting periods. As we work to increase our sales in both of our reportable segments, we believe that a significant proportion of future license contracts will likewise be subscription arrangements or will have conditions, such as software acceptance testing, resulting in deferral of license revenue recognition to later reporting periods. As a result, in future reporting periods we expect recognized revenues to exclude much of the license revenue generated from contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.

Reconciliation of Gross Value of License Transactions to Reportable Product Revenue

	Three Months Period ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,457	$3,912	$1,346	$4,649	$1,535
Industry Solutions	546	155	1,559	592	276

	4,003	4,067	2,905	5,241	1,811
Add product revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences - subscriptions	461	326	239	223	138
Health and Life Sciences - other deferrals	—	—	—	—	1,476
Industry Solutions - subscriptions	19	35	—	—	—

	480	361	239	223	1,614
Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	2,382	2,221	1,041	3,892	1,310
Industry Solutions	531	52	1,536	92	38

	2,913	2,273	2,577	3,984	1,348

Product revenue recorded:
Health and Life Sciences	1,536	2,017	544	980	1,839
Industry Solutions	34	138	23	500	238

	$1,570	$2,155	$567	$1,480	$2,077

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of our past operational performance and also our prospects for the future. This reconciliation of product revenues is made with the intent of providing a more complete understanding of our revenue performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred revenue arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current revenue, which in each period consists of revenues from licenses sold in current periods plus product revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold amounts are license and first year maintenance and support fees, and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies” above) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions. This definition has been updated from previous quarters to include the value of first year maintenance and support obligations. This provides a better comparison between license and subscription values as subscription commitments include maintenance and support over the term of the commitment. The gross value of license contracts sold also includes amounts that are not yet contractually billable to the customer and any such unbilled amounts are not yet reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States.

Revenues derived from the industry solutions segment decreased by $76,000, or 4.0%, to $1.8 million for the quarter ended March 31, 2006 versus the same quarter in 2005, with this decrease comprised of a $204,000, or 85.7%, decrease in product revenues that was partially offset by a $128,000, or 7.7%, increase in service revenues. As indicated in the above table, the gross values of license contracts sold in this segment during the quarters ended March 31, 2006 and December 31, 2005 were less than in both of the two previous quarters. We believe this decrease in license sales is primarily attributable to a significant drop off in sales execution in the past six months and does not indicate a market trend. The recent sales results notwithstanding, we believe there is evidence of increasing demand for our new products in the Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment but are also gaining acceptance in the health and life sciences segment. However, these new products are still in early-stage releases, which continues to limit our ability to derive consistent revenues from them and to increase revenues in general. In the three months ended March 31, 2006, we also deferred product and service revenues from certain customers with especially complex implementations of these new products. Until these new products have demonstrated a consistent record of performance in those installations, we intend to continue deferring revenue as appropriate.

Total net revenues derived from the health and life sciences segment decreased by $1.2 million, or 17.6%, to $5.8 million for the quarter ended March 31, 2006 from $7.0 million in the year earlier period. Decreases in this segment’s professional services revenues and product revenues of $1.2 million and $303,000, respectively, were partially offset by a $273,000 increase in maintenance and support revenues. As indicated in the table above, the gross value of license contracts sold in this segment during the first quarter of 2006 increased by $1.9 million, or 125.2%, relative to first quarter of 2005, although this increase was not reflected in revenues because of the deferral of most of the current period’s transaction license revenue to future periods. Subscription arrangements constitute a growing proportion of our new license arrangements, and the proportion of revenue from new licenses that must be deferred to future periods is thus increasing, which in the short-term has a negative impact on current-quarter GAAP revenue.

Overall service revenues decreased by $809,000, or 11.8% to $6.0 million in the three months ended March 31, 2006 versus $6.9 million in the year earlier period. This decrease was attributable to a $1.1 million, or 29.2%, decrease in professional services revenues, caused by reduced demand for consulting services, primarily in the health and life sciences segment, partially offset by a $267,000, or 9.6%, increase in maintenance and support revenues, which was attributable to continued growth in our maintenance-paying, installed customer base across both segments.

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology increased by $67,000 to $77,000 for the three months ended March 31, 2006 from $10,000 in the year earlier period. This increase is partly attributable to the prior year balance being unusually low due to $33,000 in royalty credits. Also, during the third quarter of 2005 we began to amortize certain prepaid royalty charges at the rate of $29,000 quarterly in anticipation of these prepayments expiring unused when the royalty agreement expires in November 2006.

COST OF SERVICES. Cost of services consists primarily of payroll and related costs and subcontractor fees for providing professional services and maintenance and support services. Cost of services were essentially unchanged, increasing by only $25,000, or 0.7%, to $3.8 million for the quarter ended March 31, 2006 from the year earlier period. As a direct consequence of the reduction in professional services revenues discussed above, expenses in the professional services division decreased by $379,000 during the first quarter of 2006 relative to the year earlier period, mostly in salary and related costs as average headcount was reduced by 9 employees. Meanwhile, client service expenses increased by $394,000 as the Company’s installed, maintenance-paying customer base continued to grow. Also, noncash stock compensation costs increased by $89,000 relative to the year earlier period, most of this increase being attributable to the adoption of FAS 123(R). As a percentage of service revenues, cost of services increased to 63.1% for the quarter ended March 31, 2006 from 55.3% for the quarter ended March 31, 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangibles related to our acquisitions amounted to $343,000 in the quarter ended March 31, 2006, which represents a 3% decrease in amortization from $355,000 recorded in the quarter ended March 31, 2005. This small decrease is attributable to the acquired intangible assets in connection with the 2001 acquisition of Vintage Software, Inc. becoming fully depreciated in the first quarter of 2005.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses were essentially unchanged from the prior year, increasing by only $34,000, or 1.7%, to $2.1 million in the three months ended March 31, 2006. Noncash stock compensation costs, resulting from the adoption of FAS 123(R), accounted for $21,000 of this increase. As a percentage of total net revenues, sales and marketing expense increased to 27.2% for the quarter ended March 31, 2006 from 22.8% for the quarter ended March 31, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased slightly by $68,000, or 2.2%, to $3.0 million for the quarter ended March 31, 2006 versus the year earlier period. This decrease in research and development expenses was primarily attributable to a $342,000 funded development credit and a $230,000 decrease in salary costs resulting from an average headcount reduction of eight employees, partially offset by a $555,000 increase in largely off-shore consulting costs, reflecting an increase in the level of outsourcing of development work to cheaper offshore resources. As a percentage of total net revenues, research and development expense increased to 39.1% for the quarter ended March 31, 2006, from 34.1% for the quarter ended March 31, 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $169,000, or 14.8%, to $1.3 million for the quarter ended March 31, 2006 from $1.1 million for the quarter ended March 31, 2005. This increase in general and administrative expenses was primarily attributable to a $90,000 increase in accounting expenses, due to higher than expected audit fees in connection with the audit of our 2005 financial statements, and $53,000 in director noncash stock compensation costs, resulting mostly from the adoption of FAS 123(R). As a percentage of total net revenues, general and administrative expenses increased to 17.2% for the quarter ended March 31, 2006 from 12.8% for the quarter ended March 31, 2005.

DEPRECIATION. Depreciation expense decreased by $9,000, or 5%, from $180,000 in the first quarter of 2005 to $171,000 in the first quarter of 2006. This decrease is principally attributable to a reduction in the level of furniture, equipment and software additions from the year 2002 ($933,000) to the year 2005 ($684,000), the majority of these asset additions being depreciated over a three-year life.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2006, we recorded $8,000 in charges related to efforts in prior quarters to streamline operations. This charge represents the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings.

OTHER INCOME, NET

Other income, net, increased by $101,000, or 325%, in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. This increase was principally comprised of a $55,000 increase in interest income, attributable to higher average yields, a $31,000 decrease in foreign currency transaction losses, and a $20,000 decrease in state franchise tax payments.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2005 and the first quarter of 2006 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had net working capital of $6.9 million, including cash and cash equivalents of $17.2 million. This compares to a net working capital balance of $9.4 million at December 31, 2005. Also on March 31, 2006, we had no long-term or short-term debt, other than obligations under capital lease financings. The non-current restricted cash balance of $557,000 at March 31, 2006 represents cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash provided by operating activities for the three months ended March 31, 2006 was $229,000, as compared to net cash used in operating activities of $1.8 million in the three months ended March 31, 2005. For the three months ended March 31, 2006, net cash provided by operating activities consisted principally of a $2.4 million decrease in accounts receivable and a $797,000 increase in deferred revenue, mostly offset by our net loss of $3.0 million – as reduced by non-cash items depreciation and amortization of $514,000 and stock-based compensation of $257,000 – and a $601,000 decrease in accrued expenses. The $2.4 million decrease in accounts receivable was principally attributable to (i) improved collections experience, (ii) a $1.3 million decrease in maintenance and support renewal billings, and (iii) a $1.2 million decrease in perpetual license billings during the quarter ended versus March 31, 2006 versus the immediately preceding quarter. Because a significant portion of our customers request a calendar year billing cycle for maintenance and support renewals regardless of the anniversary date of their license agreement, maintenance and support renewal invoicing volume is generally higher in the fourth quarter each year. The $797,000 increase in deferred revenue is mostly attributable to the deferral of $552,000 in perpetual license fees from deals closed in the first quarter of 2006 because of contractual acceptance provisions, and also to the continued increase in unearned subscription billings. The $601,000 decrease in accrued expenses is primarily due to reductions in the accruals for unpaid salaries, bonuses and severance as of March 31, 2006 versus December 31, 2005.

For the three months ended March 31, 2005, net cash used in operating activities consisted principally of the net loss of $1.6 million, as offset by non-cash items depreciation and amortization of $535,000 and stock-based compensation of $102,000, and decreases in deferred revenue, accounts payable and accrued expenses of $1.5 million, $640,000 and $452,000, respectively, partially offset by a $2.1 million decrease in accounts receivable. The $1.5 million decrease in deferred revenue consisted principally of (i) a $923,000 decrease in deferred maintenance and support, attributable to fewer renewals in the quarter ended March 31 relative to the balance of the year and (ii) the recognition into revenue of $766,000 in previously-deferred license and subscription fees. Also, reductions in prepaid professional service fees were essentially offset by a $591,000 increase in deferred subscription fees in connection with newly-executed subscription agreements. The decrease in accounts payable was largely the result of timing, i.e., the balance at December 31, 2004 was unusually high relative to prior quarters. The decrease in accrued expenses resulted largely from payouts of year end bonuses and the final payment in connection with the acquisition of Pricing Analytics, Inc. The $2.1 million decrease in accounts receivable was principally attributable to a $3.4 million decrease in the value of license agreements executed in the first quarter of 2005 versus the fourth quarter of 2004, partially offset by significantly higher professional services billings during the quarter.

Net cash used in investing activities was $210,000 for the three months ended March 31, 2006 and $558,000 for the three months ended March 31, 2005. Net cash used in investing activities for the three months ended March 31, 2006 consisted of property and equipment additions. Net cash used in investing activities for the three months ended March 31, 2005 consisted principally of $266,000 in property and equipment additions and $248,000 in merger consideration paid with respect to the Pricing Analytics acquisition. And purchases of short-term investments and securities held for sale of $2.7 million were nearly offset by $2.6 million in redemptions of such investments.

Net cash provided by financing activities was $360,000 in the three months ended March 31, 2006, consisting principally of $300,000 and $61,000, respectively, in proceeds from warrant and stock option exercises. Net cash provided by financing activities was $34,000 in the three months ended March 31, 2005, consisting of $118,000 in proceeds from stock option exercises, partially offset by payments of $84,000 on existing capital leases.

We currently anticipate that our cash and cash equivalents of $17.2 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$24	$10	$10	$4	$—
Operating Leases	7,446	1,758	3,321	1,939	428
Severance Obligations	51	51	—	—	—

Total Contractual Obligations	$7,521	$1,819	$3,331	$1,943	$428

Note: Capital Lease Obligations amounts in the above table include interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the quarters ended March 31, 2006 and 2005.

At March 31, 2006, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and have been stated at fair market value. At March 31, 2006, we held no auction rate certificates, having disposed of all our holdings in such investments during 2005.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

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

WE MAY NEED TO GROW IN MARKETS OTHER THAN THE HEALTH AND LIFE SCIENCES MARKET FOR OUR FUTURE GROWTH

To be successful, we intend to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-health and life sciences customers have comprised 27.3%, 24.4% and 23.9%, respectively, of our consolidated revenues for the years ended December 31, 2004 and 2005 and the quarter ended March 31, 2006. We have not been successful in generating the revenue growth we expected from these markets and we cannot assure you that we will be successful in the future.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses $7.3 million in the year ended December 31, 2004, $9.3 million in the year ended December 31, 2005 and $3.0 million in the quarter ended March 31, 2006, and we had an accumulated deficit at March 31, 2006 of $137.4 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

WE MAY NOT BE ABLE TO ACCURATELY PREDICT THE MIX OF SUBSCRIPTION LICENSES VERSUS PERPETUAL LICENSES, AND THIS COULD AFFECT OUR SHORT-TERM REVENUE AND CASH POSITIONS.

Our customers have shown a growing interest in licensing our software on a subscription basis, which results in deferral of payments and revenues that would otherwise be reportable if a traditional perpetual license were executed. Our revenue forecasts and internal budgets are based, in part, on our best assumptions about the mix of future subscription licenses versus perpetual licenses. If we enter into a larger proportion of subscription agreements than planned, we may experience an unplanned shortfall in revenues or cash during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WE OFTEN INCUR SIGNIFICANT SELLING EXPENSES IN ADVANCE OF OUR RECOGNITION OF ANY RELATED REVENUE

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services. The length of this evaluation process is affected by factors such as the client’s need to rapidly implement a solution and whether the client is new or is extending an existing implementation. The license of our software products may also be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or demonstration, before the client places an order with us. Clients may also initially purchase a limited number of licenses before expanding their implementations. Larger clients may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a significant client for a particular quarter are not realized or are delayed, as has occurred in recent quarters, we may experience an unplanned shortfall in revenues or cash during that quarter. This may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

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

IF WE DO ACQUIRE NEW TECHNOLOGIES OR BUSINESSES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

In connection with our acquisitions, we have recorded substantial goodwill and other purchased intangible assets. In addition, we recorded charges for write-offs of a portion of the purchase prices of acquired companies as in-process research and development. The carrying values of intangible assets and goodwill are reviewed for impairment on a periodic basis. In the past, we have recorded impairment charges in connection with the write-off of goodwill and other acquired intangible assets. We cannot assure you that future write-downs of any such assets will not affect future operating results.

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

In April 2003 we received written notification from Nasdaq that we were not in compliance with Nasdaq Marketplace Rule 4450(b)(4) because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days. We subsequently regained compliance when the bid price of our common stock closed at $1.00 per share or more for 10 consecutive trading days. This process occurred again in September 2004, when we received a similar notice of deficiency, for which we regained compliance in November 2004. If the closing bid price of our common stock again falls below $1.00 per share for 30 consecutive trading days and we do not regain compliance, we would be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts.

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

I-MANY, INC

Date: May 9, 2006	By:	/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer and Treasurer

/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Summary of Terms of 2006 Executive Management Bonus Plans

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. sec. 1350.

*	Management contract or compensation plan or arrangement