Form 10-Q
period 2006-09-30
I MANY INC
filed 2006-11-09
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

On November 3, 2006, 48,075,455 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,760	$16,805
Accounts receivable, net of allowance	6,671	9,577
Prepaid expenses and other current assets	724	845

Total current assets	20,155	27,227
Property and equipment, net	1,300	1,188
Restricted cash	496	555
Other assets	127	122
Acquired intangible assets, net	277	713
Goodwill	8,667	8,667

Total assets	$31,022	$38,472

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,626	$1,520
Accrued expenses	4,266	4,098
Current portion of deferred revenue	14,479	12,194
Current portion of capital lease obligations	75	8

Total current liabilities	20,446	17,820
Deferred revenue, net of current portion	978	1,242
Capital lease obligations, net of current portion	81	13
Other long-term liabilities	916	1,041

Total liabilities	22,421	20,116

Series A redeemable convertible preferred stock, $.01 value
Authorized – 1,700 shares
Issued and outstanding - none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value Authorized - 5,000,000 shares; designated 1,700 shares Issued and outstanding - none	—	—
Common stock, $.0001 par value — Authorized - 100,000,000 shares Issued and outstanding – 48,052,670 and 46,823,585 shares at September 30, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	154,468	152,767
Accumulated other comprehensive income (loss)	(4)	4
Accumulated deficit	(145,868)	(134,420)

Total stockholders’ equity	8,601	18,356

Total liabilities and stockholders’ equity	$31,022	$38,472

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues:
Product	$1,123	$567	$3,198	$4,124
Services	6,348	6,483	18,786	20,226

Total net revenues	7,471	7,050	21,984	24,350

Operating expenses:
Cost of third-party technology	128	206	245	295
Cost of services	4,504	3,682	12,415	11,364
Amortization of acquired intangible assets	46	343	436	1,041
Sales and marketing	2,001	1,961	6,654	6,177
Research and development	3,258	2,795	9,399	8,727
General and administrative	1,376	1,320	4,053	3,613
Depreciation	218	204	579	591
Restructuring and other charges (credits)	24	8	68	(25)

Total operating expenses	11,555	10,519	33,849	31,783

Loss from operations	(4,084)	(3,469)	(11,865)	(7,433)
Other income, net	143	110	417	182

Net loss	$(3,941)	$(3,359)	$(11,448)	$(7,251)

Basic and diluted net loss per common share	$(0.08)	$(0.07)	$(0.24)	$(0.16)

Weighted average shares outstanding	47,457	45,348	47,096	43,951

See notes to condensed consolidated financial statements

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(11,448)	$(7,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015	1,632
Restructuring and other charges (credits)	68	(25)
Amortization of deferred stock-based compensation	912	123
Provision for doubtful accounts	—	150
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	59	162
Accounts receivable	2,899	2,194
Prepaid expense and other current assets	121	(656)
Accounts payable	106	(722)
Accrued expenses and other liabilities	(12)	(600)
Deferred revenue	2,021	1,275
Deferred rent	(17)	(14)
Other assets	(5)	(1)

Net cash used in operating activities	(4,281)	(3,733)

Cash Flows from Investing Activities:
Purchases of property and equipment	(520)	(630)
Cash paid to acquire Pricing Analytics, Inc.	—	(248)
Purchases of short-term investments and securities held for sale	—	(2,694)
Redemptions of short-term investments and securities held for sale	—	17,304

Net cash (used in) provided by investing activities	(520)	13,732

Cash Flows from Financing Activities:
Payments on capital lease obligations	(34)	(140)
Proceeds from exercises of stock options	414	828
Proceeds from exercises of warrant	300	600
Proceeds from Employee Stock Purchase Plan	76	116

Net cash provided by financing activities	756	1,404

Net (decrease) increase in cash and cash equivalents	(4,045)	11,403
Cash and cash equivalents, beginning of period	16,805	6,098

Cash and cash equivalents, end of period	$12,760	$17,501

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$10	$6

Supplemental Disclosure of Noncash Activities:
Property and equipment acquired under capital lease	$169	$—

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2005 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customer, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where the Company agrees to deliver unspecified additional products in the future, the license fee is recognized ratably over the term of the arrangement beginning with the delivery of the first product. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, the Company recognizes the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as product revenue.

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. The Company recognizes all revenue from subscription-based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. In most agreements that have been executed to date, the subscription arrangement converts free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support.

During the third quarter of 2005, the Company became aware of certain defects in the then-current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company has generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. In June 2006, the Company issued a new major release of the software, which was designed to resolve known performance defects and is in the process of being implemented at several customer sites. However, the Company intends to continue deferring revenue in connection with license sales and implementation services for this software product until it has been demonstrated at customer sites that the new release of the software is free of significant performance defects. As of September 30, 2006 and December 31, 2005, the Company has reversed and deferred $2.8 million and $1.6 million, respectively, of otherwise-recognizable license and professional service revenue, based in part on its estimate of the fair value of concessions to be made until any remaining defects are resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The following table summarizes the components of stock-based compensation expense for the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Stock option grants issued prior to 2006	$12	$—	$330	$86
Stock option grants issued subsequent to 2005	193	—	248	—
Restricted stock grants to directors and employees	177	14	294	37
Employee stock purchase plan	14	—	40	—

Total stock-based compensation expense	$396	$14	$912	$123

As of September 30, 2006, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans amounted to $3.9 million and $428,000, respectively. These costs are expected to be amortized over weighted average periods of 1.3 years and 0.8 years, respectively.

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

The following table summarizes total common shares available for future grants of stock options and other equity awards at September 30, 2006:

2000 Non-Employee Director Stock Option Plan	162,500
2001 Employee Stock Option Plan	1,097,305
2001 Stock Incentive Plan	672,274
2003 Stock Incentive Plan	1,260,882

Total available for future grant	3,192,961

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

The Company’s estimates of the fair value of stock option grants, including valuations for pre-2006 grant pro forma calculations, were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the nine months ended September 30:

	2006	2005
Risk-free interest rates	4.85-5.05%	4.05-4.33%
Dividend yield	—	—
Expected volatility	60-70%	70-80%
Expected term (in years)	5.75-7.50	5.75-6.25
Weighted average grant-date fair value of options granted during the period	$1.16	$1.08

The Company uses historical volatility of the Company’s common stock to estimate expected volatility. The expected term of options granted is estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter.

The Company adopted FAS 123(R) using the modified prospective method, pursuant to which the Company’s financial statement for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options to employees and directors. Had the Company used the fair-value-based method to measure compensation related to such stock option awards, reported loss and loss per share would have been as follows for the three and nine month periods ended September 30, 2005:

(Amounts in thousands, except per share data)	Three months ended 9/30/2005	Nine months ended 9/30/2005
Net loss, as reported	$(3,359)	$(7,251)
Add: stock-based compensation recorded	14	123
Deduct: total stock-based employee compensation determined under fair value based method for all awards	(3)	(525)

Pro forma net loss	$(3,348)	$(7,653)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.16)

Pro forma	$(0.07)	$(0.17)

The following table summarizes stock option activity under all of the Company’s stock option plans for the nine month period ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	5,655,090	$1.867
Granted	3,366,100	1.932
Exercised	(744,066)	0.556
Canceled	(940,874)	2.239

Outstanding at September 30, 2006	7,336,250	$1.984	8.3 years	$3,507

Exercisable at September 30, 2006	2,786,978	$2.236	7.1 years	$2,694

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005 was $984,000 and $3.5 million, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2006, and changes during the nine months then ended, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	352,036	$1.480
Granted	232,860	1.715
Vested	(66,000)	1.854
Forfeited	(62,972)	1.478

Nonvested at September 30, 2006	455,924	$1.546

The total fair value of restricted shares which vested during the nine months ended September 30, 2006 and 2005 was $122,000 and $57,000, respectively.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of September 30, 2006 and December 31, 2005. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

New Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48 (“FIN 48”) regarding “Accounting for Uncertainties in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a Company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the possible impact of FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 on “Quantifying Misstatements in Financial Statements.” Under SAB No. 108, the Company is required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust its financial statements if this combined approach results in a conclusion that an error is material. This SAB is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB No. 108.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

NOTE 3. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 1,646,775 and 2,667,540 for the three months ended September 30, 2006 and 2005, respectively, and 1,696,997 and 3,693,157 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Customer A	*	*	*	12%
Customer B	*	*	*	11%

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	September 30,
	2006	2005
Customer A	*	17%
Customer C	14%	*
Customer D	*	13%

*	Denotes amount was less than 10% of the Company’s total

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended September 30, 2006:

Revenues	$5,432	$2,039	$—	$7,471
Segment loss	(646)	(3,295)	—	(3,941)
Segment assets	22,089	2,982	5,951	31,022
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2006:

Revenues	$16,326	$5,658	$—	$21,984
Segment loss	(1,809)	(9,483)	(156)	(11,448)

At and for the three months ended September 30, 2005:

Revenues	$5,223	$1,827	$—	$7,050
Segment loss	(274)	(2,929)	(156)	(3,359)
Segment assets	28,365	3,455	6,264	38,084
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2005:

Revenues	$18,329	$6,021	$—	$24,350
Segment income (loss)	970	(7,752)	(469)	(7,251)

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

In the nine months ended September 30, 2006, the Company realized a charge of $68,000 in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2005	$1,119
Activity in nine months ended September 30, 2006:
Restructuring charge	68
Payments net of sublease receipts	(146)

Balance at September 30, 2006	$1,041

Current portion – included in accrued expenses	$251

Noncurrent portion – included in other long-term liabilities	$790

NOTE 8. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at September 30 is as follows:

(Amounts in thousands)	2006	2005
Balance at January 1,	$525	$402
Provisions	—	150
Write offs	(395)	(9)
Currency translation adjustments	3	(7)

Balance at September 30,	$133	$536

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

NOTE 10. SUBSEQUENT EVENT

On November 6, 2006, the Company completed a private placement of its securities, issuing 3,535,566 shares of its common stock and common stock purchase warrants to purchase up to an additional 1,060,670 shares of common stock. The per unit price of the private placement offering was $1.98, with each unit comprised of one share of common stock and a warrant to purchase three-tenths of a share of common stock. The warrants are exercisable at $2.11 per share until November 2011. Net proceeds to the Company were approximately $6.6 million, after deducting commissions and other fees.

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

We have generated revenues from both products and services. Product revenues from our Contract Life Cycle Management Software Suites accounted for 14.5% of net revenues in the nine months ended September 30, 2006 versus 16.9% of net revenues in the nine months ended September 30, 2005. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 85.5% of net revenues in the nine months ended September 30, 2006 versus 83.1% of net revenues in the nine months ended September 30, 2005.

After having implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses has remained fairly steady – ranging from $9.6 million to $11.3 million since the first quarter of 2004. Out total employee headcount has increased slightly from 170 at March 31, 2004 to 179 at September 30, 2006.

In August 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. In connection with the resignation of these executives, we incurred $350,000 in future severance and benefit costs in 2005. Also, Yorgen Edholm was appointed Acting President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board of Directors with certain executive powers. In February 2006, Mr. Edholm resigned as Acting President and Chief Executive Officer while remaining on the Board of Directors, and Mr. Rade assumed the position of Acting President and Chief Executive Officer on an interim basis. In August 2006, Mr. Rade was appointed President and Chief Executive Officer on a permanent basis.

On November 6, 2006, we completed a private placement of our securities, issuing 3,535,566 shares of our common stock and common stock purchase warrants to purchase up to an additional 1,060,670 shares of common stock. The per unit price of the private placement offering was $1.98, with each unit comprised of one share of common stock and a warrant to purchase three-tenths of a share of common stock. The warrants are exercisable at $2.11 per share until November 2011. Net proceeds to the Company were approximately $6.6 million, after deducting commissions and other fees.

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

In 2004, we began offering current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. In most agreements that have been executed to date, the subscription arrangement converts free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. We recognize all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription arrangements, including perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, constitute a growing proportion of our new licenses, and we anticipate that this growth will continue in 2006. During the nine month periods ended September 30, 2006 and 2005, we recognized $1.6 million and $600,000, respectively, in product revenue related to such agreements. See the reconciliation table that follows under “Results of Operations – Comparison of the Three Month Periods Ended September 30, 2006 and 2005 – Net Revenues” in this Item 2.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. In June 2006, we issued a new major release of the software, which was designed to resolve known performance defects and is in the process of being implemented at several customer sites. However, we intend to continue deferring revenue in connection with license sales and implementation services for this software product until it has been demonstrated at customer sites that the new release of the software is free of significant performance defects. As of September 30, 2006 and December 31, 2005, we have reversed and deferred $2.8 million and $1.6 million, respectively, of otherwise-recognizable license and professional service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of September 30, 2006. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

NET REVENUES

Net revenues increased by $421,000, or 6.0%, to $7.5 million for the quarter ended September 30, 2006 from $7.1 million for the quarter ended September 30, 2005. Product revenues increased by $556,000, or 98.0%, to $1.1 million for the quarter ended September 30, 2006 from the same period a year earlier, while service revenues decreased by $135,000 or 2.1% to $6.3 million. As indicated in the table below, the gross value of license contracts sold during the third quarter of 2006 decreased by $1.1 million, or 39.4%, versus the third quarter of 2005, due to a decrease in the number of license transactions (minimum value of $50,000) from 9 to 5, partially offset by a 11% increase in the gross average selling price. Most of the revenue from the license transactions executed in both the third quarters of 2006 and 2005 was deferred to future reporting periods. As we work to increase our sales in both of our reportable segments, we believe that a significant proportion of future license contracts will likewise be subscription arrangements or will have conditions, such as software acceptance testing, resulting in deferral of license revenue recognition to later reporting periods. As a result, in future reporting periods we expect recognized revenues to exclude much of the license revenue generated from contracts entered into in those periods but to include larger proportions of revenues from contracts entered into in prior reporting periods.

Reconciliation of Gross Value of License Transactions to Reportable Product Revenue

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$1,417	$1,346	$8,646	$7,531
Industry Solutions	342	1,559	1,736	2,427

	1,759	2,905	10,382	9,958
Add product revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences - subscriptions	611	239	1,542	600
Health and Life Sciences - other deferrals	—	—	—	1,476
Industry Solutions - subscriptions	67	—	105	—

	678	239	1,647	2,076
Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	980	1,041	7,134	6,244
Industry Solutions	334	1,536	1,697	1,666

	1,314	2,577	8,831	7,910

Product revenue recorded:
Health and Life Sciences	1,048	544	3,054	3,363
Industry Solutions	75	23	144	761

	$1,123	$567	$3,198	$4,124

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of our past operational performance and also our prospects for the future. This reconciliation of product revenues is made with the intent of providing a more complete understanding of our revenue performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred revenue arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current revenue, which in each period consists of revenues from licenses sold in current periods plus product revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold are license and first year maintenance and support fees, and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies” above) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions. This definition has been updated from the prior year’s disclosures to include the value of first year maintenance and support obligations. This provides a better comparison between license and subscription values as subscription commitments include maintenance and support over the term of the commitment. The gross value of license contracts sold also includes amounts that are not yet contractually billable to the customer and any such unbilled amounts are not yet reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States.

Revenues derived from our industry solutions segment increased by $212,000, or 11.6%, to $2.0 million for the quarter ended September 30, 2006 versus the same quarter in 2005. This increase was comprised principally of a $160,000, or 8.8%, increase in service revenues, comprised principally of higher professional services revenues. The $52,000 increase in product revenues versus the third quarter of 2005 was entirely attributable to increased subscription revenues from contracts entered into in prior periods, since essentially all license fees generated from software licenses executed in both third quarters was deferred to future periods. As indicated in the above table, the gross values of license contracts sold in this segment during the quarter ended September 30, 2006 decreased by $1.2 million, or 78.1%, versus the same quarter in 2005 due primarily to a significant decrease in the average selling price as the number of license transactions decreased by only one. The recent sales results notwithstanding, we believe there is evidence of increasing demand for our new products in the Enterprise Contract Management Product Suite, which are targeted primarily to customers in the industry solutions segment but are also gaining acceptance in the health and life sciences segment. However, these new products are still in early-stage releases, which continues to limit our ability to derive consistent revenues from them and to increase revenues in general. In the three months ended September 30, 2006, we also deferred product and service revenues from certain customers with especially complex implementations of these new products. Until these new products have demonstrated a consistent record of performance in such installations, we intend to continue deferring revenue as appropriate.

Total net revenues derived from the health and life sciences segment increased by $209,000, or 4.0%, to $5.4 million for the quarter ended September 30, 2006 from $5.2 million in the year earlier period, comprised principally of a $504,000, or 92.5%, increase in product revenues partially offset by a $398,000, or 15.8%, decrease in this segment’s professional services revenues. As indicated in the table above, the gross value of license contracts sold in this segment during the second quarter of 2006 increased by $71,000, or 5.3%, relative to the third quarter of 2005, due to a significant increase in the average selling price, partially offset by a decrease in the number of license transactions from 6 to 3. Also as noted in the table above, subscription revenues recognized during the third quarter of 2006 were significantly higher than in the prior year period, which is evidence of the recent growth in the proportion of our subscription sales.

Overall service revenues decreased by $135,000, or 2.1%, to $6.3 million in the three months ended September 30, 2006 versus $6.5 million in the year earlier period. This decrease was attributable to a $277,000, or 8.6%, decrease in professional services revenues, caused by reduced demand for consulting services in the health and life sciences segment, which is the continuation of a trend that began in mid-2005 as the number of large product implementations in this segment has been decreasing over time.

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology consists of amounts due to third parties for royalties related to integrated technology. Cost of third party technology decreased by $78,000, or 38.0%, to $128,000 for the three months ended September 30, 2006 from the year earlier period. This decrease is attributable to the change in the mix of license transactions, with fewer transactions with high content of third-party technology being executed in the quarter ended September 30, 2006 relative to the year earlier period.

COST OF SERVICES. Cost of services consists primarily of payroll and related costs and subcontractor fees for providing professional services and maintenance and support services. Cost of services increased by $822,000, or 22.3%, to $4.5 million for the quarter ended September 30, 2006 from $3.7 million in the year earlier period. This increase is primarily attributable to a $505,000 increase in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, and a $120,000 increase in noncash stock compensation costs, resulting from our adoption of FAS 123(R). As noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, one of our software products has been experiencing performance defects, and consequently we have increased staffing on certain implementation engagements without a corresponding increase in billable revenue. As a percentage of service revenues, cost of services increased significantly to 71.0% for the quarter ended September 30, 2006 from 56.8% for the quarter ended September 30, 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $46,000 in the quarter ended September 30, 2006, which represents a decrease of $297,000, or 86.6%, from $343,000 recorded in the quarter ended September 30, 2005. This decrease is attributable to the intangible assets in connection with the acquisitions of NetReturn, LLC and Menerva Technologies, Inc. becoming fully-amortized during the first quarter of 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses increased by $40,000, or 2.0%, to $2.0 million in the three months ended September 30, 2006 from the same period in 2005. The increase is primarily attributable to higher marketing-related consulting fees, partially offset by a decrease in salary costs resulting from reduced headcount levels in our sales and marketing organization. As a percentage of total net revenues, sales and marketing expense decreased to 26.8% for the quarter ended September 30, 2006 from 27.8% for the quarter ended September 30, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $463,000, or 16.6%, to $3.3 million for the quarter ended September 30, 2006 from $2.8 million for the quarter ended September 30, 2005. This increase was principally attributable to a $245,000 increase in consulting costs, much of which is related to our efforts to resolve performance defects in one of our software products, as noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and a $68,000 increase in noncash stock compensation costs, resulting from our adoption of FAS 123(R). As a percentage of total net revenues, research and development expense increased to 43.6% for the quarter ended September 30, 2006 from 39.6% for the quarter ended September 30, 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $56,000, or 4.2%, to $1.4 million for the quarter ended September 30, 2006 from the year earlier period. Increases of $227,000 in noncash stock compensation costs, resulting largely from the adoption of FAS 123(R), and $96,000 in accounting and investor relations fees were largely offset by decreases of $151,000 in salary and related costs and $150,000 in the provision for doubtful accounts. Salary and related costs incurred during the third quarter of 2005 were unusually high due to the accrual of severance payments owed to our former chief executive officer. As a percentage of total net revenues, general and administrative expenses decreased to 18.4% for the quarter ended September 30, 2006 from 18.7% for the quarter ended September 30, 2005.

DEPRECIATION. Depreciation expense increased by $14,000, or 7%, to $218,000 in the third quarter of 2006 from the year earlier period. This increase reflects the recent increase in capital investments required to service our hosting customers.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2006, we recorded $24,000 in charges related to efforts in prior quarters to streamline operations. This charge represents the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings.

OTHER INCOME, NET

Other income, net, increased by $33,000, or 30%, to $143,000 in the quarter ended September 30, 2006 as compared to the year earlier period. This increase was principally comprised of a $35,000 increase in interest income, attributable to significantly higher average yields relative to the prior year.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2005 and the first three quarters of 2006 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended September 30, 2006 and 2005.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

NET REVENUES

Net revenues decreased by $2.4 million, or 9.7%, to $22.0 million for the nine months ended September 30, 2006 from $24.4 million for the nine months ended September 30, 2005. Product revenues decreased by $926,000, or 22.5%, to $3.2 million for the nine months ended September 30, 2006 from the same period a year earlier, while service revenues decreased by $1.4 million or 7.1%. The gross value of license contracts (minimum price of $50,000) sold during the first nine months of 2006 increased by $424,000, or 4.3%, versus the same period in 2005, due to an increase in gross average selling price to $544,000 from $392,000, partially offset by a decrease in the number of license contracts sold from 25 to 19. The decrease in product revenue was primarily attributable to the recognition during the nine-month period ended September 30, 2005 of $1.5 million in previously deferred license fees in connection with two license transactions executed during the fourth quarter of 2004, partially offset by a $1.0 million increase in product revenue related to subscription arrangements.

Total net revenues derived from the industry solutions segment decreased by $363,000, or 6.0%, to $5.7 million for the nine months ended September 30, 2006 from $6.0 million for the nine months ended September 30, 2005. Segment product revenues for the 2006 year-to-date period decreased by $617,000, or 81.0%, relative to the prior year while segment service revenues increased by $255,000, or 4.8%, to $5.5 million. The gross values of license contracts sold in this segment during the nine months ended September 30, 2006 decreased by $691,000, or 28.5%, versus the same period in 2005 due primarily to an 18% decrease in the average selling price. Also, virtually all product revenues in connection with the current year’s license transactions in this segment were deferred to future periods because the agreements were structured as subscription arrangements or included contractual acceptance clauses.

Total net revenues derived from the health and life sciences segment decreased by $2.0 million, or 10.9%, to $16.3 million for the nine months ended September 30, 2006 from $18.3 million in the year earlier period, comprised principally of decreases in this segment’s professional services revenues and product revenues of $2.1 million, or 24.5%, and $309,000, or 9.2%, respectively. The gross value of license contracts sold in this segment during the first nine months of 2006 increased by $1.1 million, or 14.8%, relative to the year earlier period, due to a 61% increase in the average selling price partially offset by a 28% decrease in the number of license transactions.

Overall service revenues decreased by $1.4 million, or 7.1% to $18.8 million in the nine months ended September 30, 2006 versus $20.2 million in the year earlier period. This decrease was attributable to a $2.1 million, or 19.6%, decrease in professional services revenues, caused by reduced demand for consulting services in the health and life sciences segment, partially offset by increase in maintenance and support revenues and hosting fee revenues of $284,000 and $395,000, respectively. The decrease in consulting service revenues in the health and life sciences segment is primarily attributable to a decrease in the number of large engagements for installation of new products relative to the year ago period.

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology decreased by $50,000 to $245,000 for the nine months ended September 30, 2006 from the year earlier period. This decrease is attributable to the change in the mix of license transactions, with fewer transactions with high content of third-party technology being executed in the current year relative to the year earlier period.

COST OF SERVICES. Cost of services increased by $1.1 million, or 9.2%, to $12.4 million for the nine months ended September 30, 2006 from $11.4 million in the year earlier period. This increase is primarily attributable to a $722,000 increase in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, and a $236,000 increase in noncash stock compensation costs, resulting from our adoption of FAS 123(R). As noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, one of our software products has been experiencing performance defects, and consequently we have increased staffing on certain implementation engagements without a corresponding increase in billable revenue. As a percentage of service revenues, cost of services increased to 66.1% for the nine months ended September 30, 2006 from 56.2% for the nine months ended September 30, 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $436,000 in the nine months ended September 30, 2006, which represents a decrease of $605,000, or 58.1%, from $1.0 million recorded in the nine months ended September 30, 2005. This decrease is attributable to the intangible assets in connection with the acquisitions of NetReturn, LLC and Menerva Technologies, Inc. becoming fully-amortized during the first quarter of 2006.

SALES AND MARKETING. Sales and marketing expenses increased by $477,000, or 7.7%, to $6.7 million in the nine months ended September 30, 2006 from $6.2 million in the same period in 2005. This increase is primarily attributable to a $371,000 increase in marketing-related consulting fees relative to the year earlier period. As a percentage of total net revenues, sales and marketing expense increased to 30.3% for the nine months ended September 30, 2006 from 25.4% for the nine months ended September 30, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $672,000, or 7.7%, to $9.4 million for the nine months ended September 30, 2006 from $8.7 million for the nine months ended September 30, 2005. This increase was principally attributable to a $1.2 million increase in consulting costs and a $115,000 increase in noncash stock compensation costs, partially offset by $513,000 in funded development credits and a $190,000 decrease in salary costs. Essentially all of the decrease in salary costs resulted from average headcount during the first quarter of 2006 being lower by 8 employees as compared to the year earlier period. As a percentage of total net revenues, research and development expense increased to 42.8% for the nine months ended September 30, 2006 from 35.8% for the nine months ended September 30, 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $440,000, or 12.2%, to $4.1 million for the nine months ended September 30, 2006 from $3.6 million in the same period in 2005. This increase in general and administrative expenses was principally attributable to a $414,000 increase in noncash stock compensation costs, resulting primarily from the adoption of FAS 123(R). As a percentage of total net revenues, general and administrative expenses increased to 18.4% for the nine months ended September 30, 2006 from 14.8% for the nine months ended September 30, 2005.

DEPRECIATION. Depreciation expense decreased by $12,000, or 2%, to $579,000 in the nine months ended September 30, 2006 from the year earlier period. This decrease is principally attributable to a reduction in the level of furniture, equipment and software additions from the year 2002 ($933,000) to the year 2005 ($684,000), the majority of these asset additions being depreciated over a three-year life, partially offset by recent increases in capital investments required to service our hosting customers.

RESTRUCTURING AND OTHER CHARGES. In the nine months ended September 30, 2006, we recorded $68,000 in charges related to efforts in prior quarters to streamline operations. This charge represents the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings.

OTHER INCOME, NET

Other income, net, increased by $235,000, or 129%, in the nine months ended September 30, 2006 as compared to the year earlier period. This increase was principally comprised of a $154,000 increase in interest income, attributable to significantly higher average yields, and a $77,000 decrease in foreign currency transaction losses.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2005 and the first three quarters of 2006 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the nine-month periods ended September 30, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash and cash equivalents of $12.8 million, as compared to cash and cash equivalents of $16.8 million at December 31, 2005 and $17.5 million at September 30, 2005. Also at September 30, 2006, we had no long-term or short-term debt, other than obligations under capital lease financings. The non-current restricted cash balance of $496,000 at September 30, 2006 represents cash amounts held on deposit as security on two long-term real property lease obligations.

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.6 million in net proceeds. See “—Overview” above.

Net cash used in operating activities for the nine months ended September 30, 2006 was $4.3 million, as compared to $3.7 million in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net cash used in operating activities consisted principally of our net loss of $11.4 million – as reduced by non-cash items depreciation and amortization of $1.0 million and stock-based compensation of $912,000, partially offset by a $2.9 million decrease in accounts receivable and a $2.0 million increase in deferred revenue. The $2.9 million decrease in accounts receivable was principally attributable to (i) a $1.8 million decrease in the value of non-subscription license agreements executed during the quarter ended September 30, 2006 versus the quarter ended December 31, 2005 and (ii) decreases in billings for maintenance and support renewals and subscription renewals of $378,000 and $278,000, respectively, during the quarter ended September 30, 2006 versus the quarter ended December 31, 2005. Because a significant portion of our customers request a calendar year billing cycle for maintenance and support renewals regardless of the anniversary date of their license agreement, maintenance and support renewal invoicing volume is generally higher in the fourth quarter each year. Also, the number and value of new subscription arrangements executed in the fourth quarter of 2005 was significantly larger than the corresponding amounts in the third quarter of 2006. The $2.0 million year-to-date increase in deferred revenue is mostly attributable to a $2.4 million increase in license fee and professional services deferrals, resulting from increased incidence of contractual acceptance clause in license agreements and to the software performance-related deferrals noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, partially offset by a $222,000 decrease in deferred maintenance and support revenue, which is a consequence of our customers’ preference for calendar year maintenance renewal periods.

For the nine months ended September 30, 2005, net cash used in operating activities consisted principally of (i) the net loss of $7.3 million, as offset by non-cash items depreciation and amortization of $1.6 million and noncash stock-based compensation of $123,000, (ii) decreases in accounts payable and accrued expenses of $722,000 and $600,000, respectively, and (iii) an increase in prepaid expenses of $656,000, partially offset by (a) a $2.4 million decrease in accounts receivable (including the $150,000 provision for doubtful accounts) and (b) a $1.3 million increase in deferred revenue. The decrease in accounts payable was largely the result of timing, i.e., the balance at December 31, 2004 was unusually high relative to prior and subsequent quarters. The $600,000 decrease in accrued expenses was primarily attributable to a $352,000 reduction in accrued compensation since year end 2004 and the 2005 payment of $248,000 in previously-accrued merger compensation in connection with the acquisition of Pricing Analytics. The $656,000 increase in prepaid expenses was primarily attributable to $755,000 in advance royalty payments to third-party software developers. The $2.4 million decrease in accounts receivable was principally attributable to a $2.5 million decrease in the value of non-subscription license agreements executed in the third quarter of 2005 versus the fourth quarter of 2004. The $1.3 million increase in deferred revenue was primarily attributable to the net increase in the cumulative value of deferred license transactions.

Net cash used in investing activities was $520,000 for the nine months ended September 30, 2006, as compared to cash provided by investing activities of $13.7 million for the nine months ended September 30, 2005. Net cash used in investing activities for the nine months ended September 30, 2006 consisted of $520,000 in property and equipment additions. Net cash provided by investing activities for the nine months ended September 30, 2005 consisted of $14.6 million in net redemptions of short-term investments and securities held for sale, partially offset by $630,000 in property and equipment additions and $248,000 in merger consideration paid in connection with the Pricing Analytics acquisition.

Net cash provided by financing activities was $756,000 in the nine months ended September 30, 2006, consisting primarily of $414,000 in proceeds from stock option exercises and $300,000 in proceeds from a warrant exercise. Net cash provided by financing activities was $1.4 million in the nine months ended September 30, 2005, consisting primarily of $828,000 in proceeds from stock option exercises and $600,000 in proceeds from warrant exercises.

We currently anticipate that our cash and cash equivalents of $12.8 million as of September 30, 2006, combined with the $6.6 million in net proceeds from the November 2006 private placement, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our current stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$177	$89	$88	$—	$—
Operating Leases	6,644	1,772	3,111	1,761	—

Total Contractual Obligations	$6,821	$1,861	$3,199	$1,761	$—

Note: Capital Lease Obligations amounts in the above table include interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on interest income in the quarters ended September 30, 2006 and 2005.

At September 30, 2006, our cash and cash equivalents consisted entirely of money market and short-term investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and have been stated at fair market value. At September 30, 2006, we held no auction rate certificates, having disposed of all our holdings in such investments during 2005.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $7.3 million in the year ended December 31, 2004, $9.3 million in the year ended December 31, 2005 and $11.4 million in the nine months ended September 30, 2006, and we had an accumulated deficit at September 30, 2006 of $145.9 million. Our recent results have been impacted by a number of factors that caused current and prospective customers to defer, or otherwise not make, purchases from us, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

WE EXPERIENCED CHANGES OF SENIOR MANAGEMENT IN 2005 AND 2006, WHICH MAY AFFECT OUR BUSINESS, PARTICULARLY IN THE SHORT TERM

In August 2005, we announced the departure of our Chief Executive Officer and Chief Operating Officer and the appointment of a new Chairman of the Board with certain executive powers and a new Acting President and Chief Executive Officer. In February 2006, our Acting President and Chief Executive Officer resigned, and our Chairman of the Board assumed his duties on an interim basis. In August 2006, our acting President and Chief Executor Officer was appointed to these duties on a permanent basis. Changes of this nature can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term. Our new leadership will need time to become more familiar with the Company and its culture. For at least the next several quarters, this leadership change could have an adverse effect on our business, financial condition and results of operations.

WE MAY NEED TO GROW IN MARKETS OTHER THAN THE HEALTH AND LIFE SCIENCES MARKET FOR OUR FUTURE GROWTH

To be successful, we intend to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues. Revenues from our non-health and life sciences customers have comprised 27.3%, 24.4% and 25.7%, respectively, of our consolidated revenues for the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006. We have not been successful in generating the revenue growth we expected from these markets and we cannot assure you that we will be successful in the future.

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

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

Despite our intentions to reduce our product research and development efforts to levels more customary for our industry, in the near term we may find it necessary to continue our product research and development efforts at levels similar to current expenditures. We have had quality issues with one of our software products, which have affected our sales and has caused us to defer revenue recognition, and these issues may continue. We may also consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE DIFFERENT LOCATIONS

We operate out of our corporate headquarters in Edison, New Jersey, an engineering office in Redwood City, California and other facilities in Portland, Maine and London, England. The geographic distance between our offices makes it more difficult for our management and other employees to collaborate and communicate with each other than if they were all located in a single facility, and, as a result, increases the strain on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which adds to this strain.

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

(c) Changes in Securities

On November 6, 2006, the Company completed a private placement of 3,535,566 shares of its unregistered common stock and of warrants to purchase up to 1,060,670 shares of its unregistered common stock. The private placement is exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D and Section 4(2) of such Act. The Company received proceeds of approximately $6.6 million, after deducting commissions and other fees, from the sale of the common stock.

ITEM 6. EXHIBITS

(a) The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: November 9, 2006	By:	/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer and Treasurer

/s/ Kevin M. Harris
Kevin M. Harris
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1(*)	Securities Purchase Agreement dated as of November 1, 2006 among the Registrant and the Investors named therein

10.2(*)	Form of warrant dated November 6, 2006

10.3(*)	Registration Rights Agreement dated as of November 1, 2006 among the Registrant and the Investors named therein

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. sec. 1350

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006.