Form 10-K
period 2006-12-31
I MANY INC
filed 2007-03-16
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 000-30883

I-MANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0524931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

399 Thornall Street 12th Floor Edison, New Jersey	08837
(Address of principal executive offices)	(Zip Code)

(800) 832-0228

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $0.0001 par value per share	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

As of March 7, 2007, 51,901,254 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq Global Market on June 30, 2006) was approximately $89.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2006.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results expressed or implied in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our critical accounting policies described in Item 7 of this Annual Report on Form 10-K and those factors discussed in Item 1A, “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

In 2006, software license fees comprised 13.4% of our total revenue, and services fees comprised 86.6%. In 2005, software license fees comprised 19.3% of our total revenue, and services fees comprised 80.7%. In 2004, software license fees comprised 29.4% of our total revenue, and services fees comprised 70.6%. This declining trend in annual software license fees is largely a reflection of the growth in our multi-year subscription license sales, which result in greater deferred license revenue than traditional perpetual license sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers and purchasers.

We operate our business in two segments: our health and life sciences line of business and our other industries (which we call our “industry solutions”) business. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors, hospitals, group purchasing organizations and managed care organizations. Our industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, electronics, service providers, disposables, consumer durables, industrial products, chemicals, energy, apparel, and telecommunications. Our primary products and services were originally developed to manage complex contract purchasing relationships in the health and life sciences industry, and we currently count 17 of the largest 20 worldwide pharmaceutical manufacturers, ranked according to 2005 annual pharmaceutical company revenues, as customers. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base. Our customers include Bayer,

Eli Lilly, AstraZeneca, GlaxoSmithKline, Novartis Pharmaceuticals, Procter & Gamble, Honeywell Aerospace, RONA, Shell Oil, Frito Lay and Cadbury Schweppes, each of which generated more than $150,000 in revenue to us in the year ended December 31, 2006. In 2006, approximately 74% of our revenues were from health and life sciences customers and 26% of our revenues were from industry solutions sources. See Item 8, Note 9 to Consolidated Financial Statements.

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

THE BUSINESS-TO-BUSINESS MARKETPLACE

We believe that the growth of business-to-business trade is characterized, and will continue to be characterized, by the increasing use of contracts between supply chain participants and the need to ensure that terms negotiated in contracts are in fact being observed and tracked for compliance. In our targeted industries—healthcare and life sciences, consumer products, foodservice, industrial products, chemicals, apparel and other industries where complex purchase contracts exist—the process of creating contracts and identifying and resolving contract compliance issues throughout their life cycle are often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contracts. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates while simultaneously ensuring pricing compliance with myriad governmental regulations and other tasks associated with them often result in high administrative costs and disputes involving substantial amounts of money.

Supply chain participants frequently use sales and purchasing contracts to facilitate the purchase and sale of goods and services. These contracts—among supply chain participants, such as manufacturers, distributors, retailers, demand aggregators such as buying groups, and the end users of goods and services—allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. These contracts often establish price and non-price incentives, which can be based upon multiple factors, including:

•	total volume of products purchased

•	overall sales of particular products

•	duration of the contract

•	number of parties to the contract

•	local, state and federal governmental regulations

•	number of products covered by the contract and

•	the purchaser’s demographic characteristics.

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

I-MANY’S SOLUTIONS

Broad Offering of Contract Lifecycle Management Capabilities. Our products are designed to address business and process needs related to contract management, which in combination we refer to as “Contract LifeCycle Management.” Contract Lifecycle Management provides organizations with the visibility to ensure compliance and consistency in their contractual relationships. We provide software that allows our clients to optimize their revenue and comply with expenditure limits for critical aspects of their contract-based business-to-business relationships, including:

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

PRODUCTS AND SERVICES

Products. To date, a significant portion of our revenues has come from the sale of software licenses and related professional services to healthcare manufacturers, distributors, group purchasing organizations and other companies in the life and health sciences customer base, representing altogether 73% of our revenues in 2004, 76% of our revenues in 2005, and 74% of our revenues in 2006. In 2006, no single customer accounted for greater than 10% of total net revenue. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client. For a discussion of our product market segments, see Note 9 to the financial statements contained in Item 8 of this Annual Report on Form 10-K.

The following are brief descriptions of products within our Contract Lifecycle Management, Revenue Optimization for Health and Life Sciences, and Revenue Commitment Management Suites:

I-many Contract Lifecycle Management Solution Suite:

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

I-many Revenue Optimization for Health and Life Sciences Solution Suite:

•	I-many Contract Manager™: Described above under “I-many Contract Lifecycle Management Solution Suite.”

•	I-many CARS®: Provides comprehensive, end-to-end management of mission critical, incentive-driven contract and program processes.

•	I-many Medicaid™: Processes data, calculates rebates and creates payments for both federal and state rebate programs.

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

•	I-many Compliance Manager™: Described above under “I-many Contract Lifecycle Management Solution Suite.”

•

I-many Validata™: Enables companies to ensure the validity and accuracy of the billions of dollars in managed care and Medicaid rebates that pharmaceutical manufacturers process and pay each year. I-many Validata provides manufacturers with the ability to validate prescription-level claims for the Medicare drug rebate program and the new state and supplemental programs.

I-many Revenue Commitment Management Solution Suite:

•

I-many Deductions Manager™: Works in real time with enterprise resource planning, or ERP, systems and other essential back-office systems to increase deduction collections by automating and streamlining customer communications and follow-up. Deductions Manager speeds resolution through the use of automated, user-defined action steps and provides detailed deduction reporting and deduction tracking history.

•

I-many Collections Manager™: Improves cash flow and reduces days sales outstanding, or DSO, by streamlining and automating collections processes. The solution is web-based and optimized for global organizations that can benefit from user-defined workflows.

Professional Services. Our professional services group provides consulting services, deployment services, business analysis services, and training and customer support services. At December 31, 2006, this group was comprised of 85 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

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

CUSTOMERS

Approximately 74% of our revenue in 2006 was derived from companies in the health and life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel and others. In 2006, no single customer accounted for greater than 10% of total net revenue. Revenues from customers based outside the United States, primarily the United Kingdom and the Netherlands, comprised 8.4%, 9.3%, and 12.2% of our total revenues in 2004, 2005 and 2006, respectively. At December 31, 2006, 3.2% of our total tangible assets were located outside the United States, primarily in the United Kingdom.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2006, our worldwide sales force consisted of a total of 21 employees, including 9 full-time account executives, 2 sales directors who both carry an individual quota and have supervision responsibilities, and 10 persons who were sales management or sales support employees. We intend to continue to evaluate the size and structure of our sales force. As of December 31, 2006, we employed 7 marketing employees. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts.

TECHNOLOGY AND PRODUCT DEVELOPMENT

As of December 31, 2006, we employed 52 people in our product development organization. This group is augmented by a significant number of outside consultants, most of which are based off-shore. This organization is responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, product management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. We also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies that are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future. Research and development expenses totaled $11.9 million, $11.3 million and $12.6 million, respectively, in 2004, 2005 and 2006.

COMPETITION

The contract management software market continues to be subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We still encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, and professional services organizations.

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

INTELLECTUAL PROPERTY AND LICENSES

We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. Our trademarks include our corporate name and the names of our products. In addition, we have filed applications for patent protection with respect to certain aspects of our products; to date, no patents have been issued to us.

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

EMPLOYEES

As of December 31, 2006, we had a total of 185 employees, of whom 45 were based in Portland, Maine, 51 were based in Redwood City, California, 28 were based at our headquarters in Edison, New Jersey, 5 were based at our international headquarters in London, England, and 56 worked at other offices and remote locations. Of the total, 52 were in research and development, 28 were in sales and marketing, 85 were in professional and support services, and 20 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is strong and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPANY BACKGROUND

We were originally incorporated in Massachusetts as Systems Consulting Company, Inc., or SCC, on June 5, 1989. On April 2, 1998, SCC Technologies, Inc., a Delaware corporation, was formed as a holding company and acquired all the stock of SCC. In January 2000, SCC Technologies, Inc. changed its name to I-many, Inc., and SCC merged into I-many, Inc. Our Internet website address is www.imany.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission, or SEC.

ITEM 1A.	RISK FACTORS

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $7.3 million in the year ended December 31, 2004, $9.3 million in the year ended December 31, 2005 and $15.8 million in the year ended December 31, 2006, and we had an accumulated deficit at December 31, 2006 of $150.2 million. Our recent results have been impacted by a number of factors, including decisions to defer revenue associated with one of our software products and relatively high research and development expense related to our efforts to resolve deficiencies in that product, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WHEN WE WILL RECOGNIZE THE REVENUE FROM OUR FUTURE SALES

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services, often over long periods. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. The length of this evaluation process varies from client to client. Our clients have also shown a growing interest in licensing our software on a subscription basis, which results in deferral of payments and revenues that would otherwise be reportable if a traditional perpetual license were executed. Our revenue forecasts and internal budgets are based, in part, on our best assumptions about the mix of future subscription licenses versus perpetual licenses. If we enter into a larger proportion of subscription agreements than planned, we may experience an unplanned shortfall in revenues or cash during that quarter. A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues and cash. Accordingly, shortfalls in current revenues, as we experienced in recent quarters, may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

WE CANNOT GUARANTEE THAT OUR DEFERRED REVENUE WILL BE RECOGNIZED AS PLANNED

In 2005 we became aware of certain deficiencies in the then-current version of one of our software products, which had first been shipped to customers in the fourth quarter of 2004. These deficiencies, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers, depending on each customer’s particular implementation environment and its intended use of the software. We have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in limited cases. As of December 31, 2006, we have deferred $3.5 million of otherwise-recognizable license and professional service revenue. We intend to continue deferring revenue in connection with license sales and implementation services for this software product until it has been demonstrated at customer sites that the new release of the software is free of significant performance deficiencies. If we are not successful in resolving these deficiencies on a timely basis, we may not be able to recognize this deferred revenue as we have projected.

OUR CASH POSITION HAS DECLINED AND WILL LIKELY CONTINUE TO DECLINE UNTIL WE RETURN TO SUSTAINED PROFITABILITY

Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, our future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those future securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

WE NEED TO GROW IN MARKETS OTHER THAN THE HEALTH AND LIFE SCIENCES MARKET FOR OUR FUTURE GROWTH

Our business plan has been to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues, by increasing sales in our Industry Solutions line of business, our non-health and life sciences business. Revenues from the Industry Solutions segment have comprised 27.3%, 24.4% and 26.0%, respectively, of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006. We have not been successful in generating the revenue growth we expected from these markets and we cannot assure you that we will be successful in the future. One of our key software products in the Industry Solutions segment has experienced certain deficiencies which we are working to resolve, and with respect to sales of which we have deferred revenue. See “We cannot guarantee that our deferred revenue will be recognized as planned.”

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

Despite our intentions to reduce our product research and development efforts to levels more customary for our industry, in the near term we may continue our product research and development efforts at levels similar to current expenditures. We have had quality issues with one of our software products, which have affected our sales and have caused us to defer revenue recognition, and these issues may continue. We may consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets and professional services organizations. Our competitors vary in size and in the scope and breadth of products and services offered. We anticipate increased competition for market share and pressure to reduce prices and make sales concessions, particularly in our Industry Solutions segment, which could materially and adversely affect our revenues and margins.

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE DIFFERENT LOCATIONS

We operate out of our corporate headquarters in Edison, New Jersey, engineering offices in Redwood City, California and Portland, Maine, and an office facility in London, England. The geographic distance between our offices makes it more challenging for our management and other employees to collaborate and communicate with each other than if they were all located in a single facility, and, as a result, increases the strain on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which adds to this strain.

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

WE EXPERIENCED CHANGES OF SENIOR MANAGEMENT IN 2005 AND 2006, WHICH MAY AFFECT OUR BUSINESS, PARTICULARLY IN THE SHORT TERM

In August 2005, we announced the departure of our Chief Executive Officer and Chief Operating Officer and the appointment of a new Chairman of the Board with certain executive powers and a new Acting President and Chief Executive Officer. In February 2006, our Acting President and Chief Executive Officer resigned, and our Chairman of the Board assumed his duties on an interim basis. In August 2006, our acting President and Chief Executor Officer was appointed to these duties on a permanent basis. Changes of this nature can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term. Our leadership will need time to become more familiar with the Company and its culture. This leadership change could have an adverse effect on our business, financial condition and results of operations.

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

We lease approximately 15,400 square feet of office space in Edison, New Jersey under a lease expiring in 2009, for use by executive, professional services and administrative personnel in both our business segments. A portion of our development, customer support and administrative offices for both market segments are located in approximately 10,700 square feet of leased office space located in Portland, Maine under a lease expiring December 31, 2008. Also, we lease approximately 10,400 square feet of office space in Redwood City, California under a lease expiring in 2008, for use by development, sales and marketing personnel in primarily our other industries market segment. In addition, we lease approximately 20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011, all of which is subleased under terms expiring in 2011; and 3,900 square feet of office space in London, England under a lease expiring in 2011, of which approximately one-half is subleased under terms expiring in 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations. We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not Applicable

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and certain biographical information regarding the executive officers of the Company.

JOHN A. RADE, age 72, has served as a director since July 2005, as Chairman of the Board since August 8, 2005, and as our President and Chief Executive Officer since August 15, 2006. Mr. Rade was the President and

CEO of AXS-One, Inc., formerly Computron Software, Inc., a publicly-traded software company, from 1997 until his retirement in 2004. Before joining Computron, he managed the pharmaceutical industry practice for American Management Systems, Inc., a management consulting and information technology company. He was a founder of S-Cubed, Inc., a developer and marketer of advanced software development tools. Mr. Rade’s career in software and information technology includes international management postings, spans several decades and includes leadership roles in other software development companies, management consulting and industrial automation. Mr. Rade holds a BS in Physics from John Carroll University.

KEVIN M. HARRIS, age 44, has served as I-many’s Chief Financial Officer since June 2003. From January 2001 to April 2003, Mr. Harris served as division controller for Hewlett Packard’s middleware division. From March 2000 to January 2001, Mr. Harris served as the corporate controller for Bluestone Software. From October 1998 to December 1999, Mr. Harris worked for Marketing Specialists, a food sales and marketing organization, as executive vice president of their mid-Atlantic division. From November 1996 to October 1998, Mr. Harris worked for Rogers-American Company, a food sales and marketing organization, as vice president/general manager of their Philadelphia office. Mr. Harris holds B.S. and M.B.A. degrees from Drexel University.

DAVID L. BLUMBERG, age 45, has served as I-many’s Executive Vice President of Fulfillment Services since May 2006. From July 2005 through April 2006, Mr. Blumberg served as President of David Blumberg and Associates, a consulting firm in the Life Sciences Industries. From August 1990 through June 2005, Mr. Blumberg worked at Accenture, LLP in a number of roles, including managing partner, global account partner and industry lead partner in the Pharmaceutical and Medical Products practice. Mr. Blumberg holds an M.B.A. from the Wharton School and a B.S. in Mechanical Engineering from the Ohio State University.

A. TODD SHYTLE, age 46, has served as our Senior Vice President of Sales since March 2007 and as Vice President of Sales since July 2004. He has been with the Company since 1999 and has served in sales management roles since January 2004, including as Vice President of Sales for Life Sciences. Prior to joining I-many, Mr. Shytle was responsible for sales and market development in the life sciences industry for Manugistics, Inc., a provider of software and services for supply chain management. He has also served in various sales roles at Johnson & Johnson, United States Surgical Corporation, and Eastman Kodak. Mr. Shytle holds an M.B.A. from the School of Business at Queens College in Charlotte, North Carolina.

MICHAEL T. ZUCKERMAN, age 50, has served as I-many’s Senior Vice President of Marketing since February 2007. From March 2006 through December 2006, Mr. Zuckerman served as Senior Vice President & General Manager of Immersion Corporation’s 3D Business Unit. From October 2004 through March 2006, Mr. Zuckerman served as the Senior Vice President & General Manager of Immersion Corporation’s Industrial Business Unit. From October 2003 through October 2004, Mr. Zuckerman served as Immersion Corporation’s Senior Vice President, Marketing. From June 2000 through June 2003, Mr. Zuckerman served as Vice President of Marketing for Verity, Inc. From July 2003 through September 2003, he served as Verity’s Vice President of Sales for America’s West. Prior to joining Verity, Inc. Mr. Zuckerman served as Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products. Mr. Zuckerman holds a B.S. in Electrical Engineering from the University of Maryland.

ROBERT G. SCHWARTZ, JR., age 41, has served as I-many’s Vice President, General Counsel and Secretary since September 2001. From April 2000 through August 2001, Mr. Schwartz was vice president, general counsel, secretary and a director of Emptoris, Inc., a developer of strategic sourcing software. From September 1999 through April 2000, Mr. Schwartz served as assistant general counsel of Cambridge Technology Partners, a publicly-held software integration services provider. From February 1997 through August 1999, Mr. Schwartz served as vice president, general counsel and secretary of Astea International Inc., a publicly-held developer of customer relationship management software. Mr. Schwartz holds a B.A. from Amherst College and a J.D. from Harvard Law School.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “IMNY.” The following table sets forth the high and low closing sales prices per share for our common stock as reported on the Nasdaq Global Market for each full quarterly period within the two most recent fiscal years. As of March 1, 2007, there were 240 holders of record of our common stock.

	Price Range of Common Stock

Three Months Ended	High	Low
December 31, 2006	$2.00	$1.63
September 30, 2006	2.43	1.82
June 30, 2006	2.40	1.55
March 31, 2006	1.78	1.36
December 31, 2005	1.54	1.28
September 30, 2005	1.70	1.28
June 30, 2005	1.77	1.51
March 31, 2005	1.68	1.46

We have never paid dividends and do not anticipate paying dividends in the foreseeable future.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return on I-many’s common stock with The Nasdaq Global Market Index (U.S. companies) and Morgan Stanley High Tech Index for the period from January 1, 2002 to December 31, 2006. The comparison assumes that $100 was invested on January 1, 2001 in I-many’s common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable. Stock price performance, presented for the period from January 1, 2002 through December 31, 2006, is not necessarily indicative of future results. This stock price performance information is “furnished” and not “filed” and shall not be deemed “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended.

Stock/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
I-many Common Stock	100.00	14.72	10.36	15.54	14.51	17.10
Nasdaq Global Market Index	100.00	71.97	107.18	117.07	120.50	137.02
Morgan Stanley High Tech Index	100.00	74.17	101.20	114.80	128.57	157.48

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected condensed financial data presented below as of and for each of the years in the five-year period ended December 31, 2006 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2002	2003		2004		2005	2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$54,746	$39,412		$38,413		$32,576	$29,575
Net loss	(27,293)	(39,491)		(7,290)		(9,305)	(15,815)
Net loss per share	(0.69)	(0.98)		(0.18)		(0.21)	(0.33)

	AS OF DECEMBER 31,
	2002	2003		2004		2005	2006
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$35,979	$8,914	(1)	$6,098	(1)	$16,805	$17,232
Short-term investments and available for sale securities	—	14,969	(1)	14,610	(1)	—	—
Working capital	32,462	20,269		14,645		9,407	3,047
Total assets	84,564	49,569		44,198		38,472	36,985
Capital lease obligation, including current portion	808	837		160		21	394
Total stockholders’ equity	66,216	29,155		25,870		18,356	11,454

(1)	Restated, pursuant to the Company’s determination that its method of classifying investments in certain auction rate securities as cash and cash equivalents in its 2003 and 2004 financial statements was in error.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report. Management does not believe that inflation or changing prices has had a material effect on our revenues and income from continuing operations.

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

We have generated revenues from both products and services. Product revenues, comprised of fees generated from licenses of our Contract Life Cycle Management Software Suites, accounted for 13.4% of net revenues in 2006 versus 19.3% of net revenues in 2005. Service revenues include maintenance and support fees directly related to our licensed software products, professional service fees derived from consulting, installation, business analysis and training services related to our software products and hosting fees. Service revenues accounted for 86.6% of net revenues in 2006 versus 80.7% of net revenues in 2005.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding amortization and noncash stock compensation) remained fairly steady—ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we increased our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies—Revenue Recognition” in this Item 7, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. We expect that our spending on research and development will continue at high levels relative to our revenues for much of 2007. Our total employee headcount has increased from 170 at March 31, 2004 and 164 at December 31, 2005 to 185 at December 31, 2006.

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

On November 6, 2006, we completed a private placement of our securities, issuing 3,535,566 shares of our common stock and common stock purchase warrants to purchase up to an additional 1,060,663 shares of common stock. The per unit price of the private placement offering was $1.98, with each unit comprised of one share of common stock and a warrant to purchase three-tenths of a share of common stock. The warrants are exercisable at $2.11 per share until November 2011. Net proceeds to the Company were approximately $6.5 million, after deducting commissions and other fees.

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

We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, we allocate a portion of the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where we agree to deliver unspecified additional products in the future, the license fee is recognized ratably over the term of the arrangement beginning with the delivery of the first product. In cases where we agree to deliver specified additional products or upgrades in the future, recognition of the entire license fee, including any related maintenance and support fees, is deferred until after the specified additional products or upgrades are delivered and made generally available to all customers. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as product revenue.

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

We offer current and prospective customers the option to enter into a subscription agreement as an alternative to our standard license contract model. Management believes its subscription offering has expanded the market to customers that find regular subscription payments an easier and more flexible implementation of our software, and subscription arrangements have the potential to provide us with smoother and more predictable revenue growth. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. In most agreements that have been executed to date, the subscription arrangement converts free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. We recognize all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on our consolidated balance sheet. A portion of the periodic subscription fee revenue, generally 13 to 17 percent, is allocated to service revenue based on the relationship of our standard annual maintenance and support renewal rates to the related perpetual license fees, with the balance of the subscription fee revenue classified as product revenue in our financial statements.

Subscription arrangements, including perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, now represent a significant proportion of our new licenses. In 2006, 17 of the 29 license deals (minimum value of $50,000) that were sold are being treated as subscription arrangements for accounting purposes. During 2006 and 2005, we recognized $2.4 million and $961,000, respectively, in product revenue related to such agreements. See the reconciliation table that follows under “Results of Operations—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Net Revenues” in this Item 7. For 2007, we anticipate that subscription revenues will continue to increase and that such arrangements will represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In the first quarter of 2007, we plan to complete development of a major new release of the software which has been designed to resolve known performance defects. We intend to continue deferring revenue in connection with license sales, maintenance and support, and implementation services for this software product until it has been demonstrated at multiple customer sites that the new release of the software is free of significant performance defects. As of December 31, 2005 and 2006, we have reversed and deferred cumulative amounts of $1.6 million and $3.5 million, respectively, of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions. Also, see Risk Factor entitled “We Cannot Guarantee That Our Deferred Revenue Will Be Recognized as Planned” in item 1A of this filing.

Stock-based Compensation:

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-based Payment.” Under FAS 123(R), we measure and record the compensation cost of employee and director services received in exchange for stock option grants and other equity awards based on the grant-date fair value of the awards. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. We account for stock options and awards granted to non-employees other than directors using the fair-value method.

We adopted FAS 123(R) using the modified prospective method, pursuant to which our financial statement for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, we used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Under the intrinsic value method, compensation associated with such grants and awards was determined as the excess, if any, of the current fair value of the underlying common stock on the date of grant over the price an employee or director must pay to exercise the award.

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

The Company’s calculations of the fair value of stock option grant, including valuations for pre-2006 pro forma calculations, were made using the Black-Scholes option pricing model with the following assumptions, and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2004	2005	2006
Risk-free interest rates	3.9%	4.05-4.54%	4.6-5.05%
Expected volatility	125%	70-80%	60-70%
Expected dividends	0%	0%	0%
Expected term (in years)	7	6.25	2.5-10
Weighted average grant-date fair value of options granted during the year	$1.05	$1.07	$1.16

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

Goodwill

Goodwill is tested for impairment at the reportable segment level using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess “purchase price” over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value. If the assumptions we used to estimate fair value of goodwill change, there could be an impact on future reported results of operations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2006. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

NET REVENUES

Net revenues decreased by $3.0 million, or 9.2%, to $29.6 million for the year ended December 31, 2006 from $32.6 million for the year ended December 31, 2005. Product revenues decreased by $2.3 million, or 37.0%, to $4.0 million for the year ended December 31, 2006 from the prior year, while service revenues decreased by $676,000, or 2.6%, to $25.6 million. As indicated in the table below, the gross value of license contracts sold during 2006 increased by 2.7% versus 2005, due primarily to an increase in the average selling price as the number of license transactions (minimum value of $50,000) decreased from 37 to 29. However, most of the revenue from the license transactions executed in 2006 is being deferred to future reporting periods because 24 of the 29 license deals executed in 2006 were either accounted for as subscription arrangements or have conditions, for example, software acceptance testing, which result in deferral of license revenue recognition. We believe that a significant proportion of future license contracts will likewise be subscription arrangements or will have conditions which mandate deferred revenue recognition. As a result, in future reporting periods we expect recognized revenues to exclude much of the license revenue generated from contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.

Reconciliation of Value of License Transactions to Reportable Product Revenue

	Three months ended December 31,		Twelve months ended December 31,
	2005	2006	2005	2006
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,912	$3,789	$11,442	$12,435
Industry Solutions	155	232	2,582	1,967

	4,067	4,021	14,024	14,402
Add product revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences—subscriptions	326	637	926	2,179
Health and Life Sciences—other deferrals	—	—	1,476	—
Industry Solutions—subscriptions	35	71	35	176

	361	708	2,437	2,355
Less value of license contracts sold in current period and not currently recognizable:
Health and Life Sciences	2,221	3,754	8,464	10,889
Industry Solutions	52	219	1,718	1,914

	2,273	3,973	10,182	12,803

Product revenue recorded:
Health and Life Sciences	2,017	672	5,380	3,725
Industry Solutions	138	84	899	229

	$2,155	$756	$6,279	$3,954

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of our past operational performance and also our prospects for the future. This reconciliation of product revenues is made with the intent of providing a more complete understanding of our sales performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred revenue arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current revenue, which in each period consists of the total value of licenses sold in current periods, plus product revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold amounts are license and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies—Revenue Recognition” in this Item 7) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions. The gross value of license contracts sold also includes amounts that are not yet contractually billable to customers and any such unbilled amounts are not reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. Also, payouts under our sales compensation plans and certain components of our executive bonus plans are largely derived from the gross values of license contracts sold instead of from reported GAAP revenues. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States. There can be no assurance that the full value of licenses sold and deferred to future reporting periods will ultimately be recognized as revenues.

Total net revenues derived from the health and life sciences segment decreased by $2.7 million, or 11.1%, to $21.9 million for the year ended December 31, 2006 from $24.6 million in the prior year. The decrease was comprised principally of decreases in this segment’s product revenues and professional services revenues of $1.7 million, or 30.8%, and $1.7 million, or 16.1%, respectively, partially offset by an increase of $502,000, or 6.3%, in segment maintenance and support revenues. The decrease in product revenue notwithstanding, the gross value of license contracts sold in this segment during 2006 increased by $993,000, or 8.7%, relative to the year earlier period, due to a 44% increase in the average selling price partially offset by a 25% decrease in the number of license transactions. As indicated above, subscription arrangements and other agreements with deferral conditions constituted a significant proportion of our new license arrangements in 2006, and thus much of revenue generated from the new licenses was deferred to future periods.

Total net revenues derived from the industry solutions segment decreased by $269,000, or 3.4%, to $7.7 million for the year ended December 31, 2006 from the prior period. Segment product revenues decreased by $670,000, or 74.5%, to $229,000 in 2006 from $899,000 in 2005, while segment service revenues increased by $402,000, or 5.7%, to $7.5 million in 2006 from $7.1 million in 2005, the service revenue increase being attributable to a significant increase in hosting revenues. The decrease in product revenues was largely attributable to nearly all product revenues in connection with 2006 license transactions in this segment having been deferred to future periods because all significant agreements were structured as subscription arrangements or included contractual acceptance clauses. Also, the total gross value of license contracts sold in this segment during 2006 decreased by $615,000, or 23.8%, versus 2005 due to decreases in both the number of license transactions and the average selling price. Licensing activity in the industry solutions segment was negatively affected by product defect issues in one of our key software products (see “Critical Accounting Policies—Revenue Recognition” in this Item 7 above) and this negative impact should continue until the software defects are resolved, which Management anticipates will occur during the first half of 2007.

Overall service revenues decreased by $676,000, or 2.6% to $25.6 million in the year ended December 31, 2006 versus $26.3 million in 2005. This decrease was attributable to a $1.7 million, or 16.1%, decrease in professional services revenues in our health and life sciences segment, caused by reduced demand for consulting services in connection with large-scale implementation projects, partially offset by increases of (i) $536,000, or 67.6%, in hosting revenues across both segments and (ii) $502,000, or 6.3%, in maintenance and support revenues in our life sciences segment, which was attributable to continued growth in our maintenance-paying, installed customer base in that segment.

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $251,000, or 48.3%, to $269,000 for the year ended December 31, 2006 from $520,000 in the year ended December 31, 2005. This decrease is attributable to the change in the mix of license transactions, with fewer transactions with high content of third-party technology being executed in the current year relative to the year earlier period.

COST OF SERVICES. Cost of services consists primarily of payroll and related costs and subcontractor costs for providing professional services and maintenance and support services. Cost of services increased by $2.2 million, or 14.7%, to $16.9 million for the year ended December 31, 2006 from $14.8 million for the year ended December 31, 2005. This increase is primarily attributable to increases of (i) $1.4 million in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, (ii) $466,000 in data center hosting fees, reflecting the increase in demand for hosting services discussed above, and (iii) $335,000 in noncash stock compensation costs, resulting from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123(R)”). As noted in “Critical Accounting Policies—Revenue Recognition” in this Item 7, one of our software products has been experiencing performance defects, and consequently we have increased outsourced staffing on certain implementation engagements without a corresponding increase in revenue. Largely as a consequence of this increase in nonbillable implementation services, cost of services increased significantly to 66.1% for the year ended December 31, 2006 from 56.1% for the year ended December 31, 2005 as a percentage of service revenues.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $482,000 in the year ended December 31, 2006, which represents a $902,000, or 65%, decrease in amortization from the year earlier period. This decrease is attributable to the intangible assets in connection with the acquisitions of NetReturn, LLC and Menerva Technologies, Inc. becoming fully-amortized during the first quarter of 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense increased by $697,000, or 8.1%, to $9.3 million in the year ended December 31, 2006 from $8.6 million in the year ended December 31, 2005. This increase is primarily attributable to increases of (i) $227,000 in marketing-related consulting fees, (ii) $187,000 in noncash stock compensation costs, resulting from our adoption of FAS 123(R), and (iii) $183,000 in commission costs, resulting primarily from draw payments instituted as part of a sales staff retention plan. As a percentage of total net revenues, sales and marketing expense increased to 31.5% in 2006 versus 26.5% in 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $1.3 million, or 11.7%, to $12.6 million for the year ended December 31, 2006 from $11.3 million for the year ended December 31, 2005. This increase was principally comprised of increases of (i) $1.3 million in consulting costs, (ii) $285,000 in salary and related costs, resulting from an increase in average headcount of 4 employees, and (iii) $217,000 in noncash stock compensation costs, resulting from our adoption of FAS 123(R), partially offset by $513,000 in funded development credits. The increase in consulting and salary-related costs is largely attributable to our efforts to resolve product defect issues in one of our key software products (see “Critical Accounting Policies—Revenue Recognition” in this Item 7 above) and is also the result of our ramping up resources for the development of next generation products for our health and life sciences segment. Consequently, research and development expense increased significantly to 42.6% in 2006 versus 34.6% in 2005 as a percentage of total net revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance, legal and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses increased by $630,000, or 13.1%, to $5.4 million for the year ended December 31, 2006 from $4.8 million for the year ended December 31, 2005. This increase in general and administrative expenses was principally attributable to a $559,000 increase in noncash stock compensation costs, resulting primarily from the adoption of FAS 123(R). As a percentage of total net revenues, general and administrative expenses increased to 18.4% for the year ended December 31, 2006 from 14.8% for the year ended December 31, 2005.

DEPRECIATION. Depreciation expense increased by $28,000, or 4%, to $824,000 in the year ended December 31, 2006 from $796,000 in the year ended December 31, 2005. This increase is principally attributable to an increase in the level of furniture, equipment and software additions to $974,000 in 2006 as compared to annual average additions of $677,000 for the years 2003 through 2005.

RESTRUCTURING AND OTHER CHARGES. In the year ended December 31, 2006, we recorded $103,000 in charges related to efforts in prior quarters to streamline operations. This charge represents the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings, which occurred in 2003. In the year ended December 31, 2005, we recorded $10,000 in credits related to efforts in prior years to streamline operations.

OTHER INCOME, NET

Other income, net, increased by $300,000, or 105%, to $585,000 in the year ended December 31, 2005 relative to $285,000 in 2005. This increase was principally comprised of a $194,000 increase in interest income, attributable to significantly higher average yields, and a $101,000 decrease in foreign currency transaction losses.

INCOME TAXES

We incurred operating losses for all quarters in 2006 and 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the years ended December 31, 2006 and 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

NET REVENUES

Net revenues decreased by $5.8 million, or 15.2%, to $32.6 million for the year ended December 31, 2005 from $38.4 million for the year ended December 31, 2004. Product revenues decreased by $5.0 million, or 44.3%, to $6.3 million for the year ended December 31, 2005 from the prior year, while service revenues decreased by $841,000, or 3.1%, to $26.3 million. As indicated in the table below, the gross value of license contracts sold during 2005 increased by 10.7% versus 2004, due primarily to an increase in the average selling price as the number of license transactions (minimum value of $50,000) decreased from 40 to 37. However, much of the revenue from the license transactions executed in 2005 was deferred to future reporting periods.

Reconciliation of Value of License Transactions to Reportable Product Revenue

	Three months ended December 31,		Twelve months ended December 31,
	2004	2005	2004	2005
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$4,204	$3,912	$9,122	$11,442
Industry Solutions	1,859	155	3,552	2,582

	6,063	4,067	12,674	14,024
Add product revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences—subscriptions	69	326	102	926
Health and Life Sciences—other deferrals	289	—	3,428	1,476
Industry Solutions—subscriptions	—	35	—	35
Industry Solutions—other deferrals	—	—	794	—

	358	361	4,324	2,437
Less value of license contracts sold in current period and not currently recognizable:
Health and Life Sciences	3,120	2,221	4,567	8,464
Industry Solutions	366	52	1,156	1,718

	3,486	2,273	5,723	10,182

Product revenue recorded:
Health and Life Sciences	1,442	2,017	8,085	5,380
Industry Solutions	1,493	138	3,190	899

	$2,935	$2,155	$11,275	$6,279

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. See discussion following the reconciliation table in “Results of Operations—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Net Revenues” in this Item 7.

Total net revenues derived from the industry solutions segment decreased by $2.5 million, or 24.2%, to $8.0 million for the year ended December 31, 2005 from the year ended December 31, 2004. Nearly all of this decrease is attributable to a reduction in license revenue as service revenues in this segment decreased by only $249,000, or 3.4%, relative to 2004. As indicated in the above table, the gross value of license contracts sold in this segment during 2005 decreased by $970,000, or 27.3%, relative to 2004. We believe this decrease in license sales was primarily attributable to a significant drop off in sales execution in the fourth quarter of 2005 relative to the three prior quarters of 2005 and did not indicate a market trend. In 2005, we also deferred license and service revenues from certain customers with especially complex implementations of these new products.

Total net revenues derived from the health and life sciences segment decreased by $3.3 million, or 11.8%, to $24.6 million for the year ended December 31, 2005 from $27.9 million in the prior year. Decreases in this segment’s product revenues and professional services revenues of $2.7 million and $1.1 million, respectively, were partially offset by a $493,000 increase in maintenance and support revenues. As indicated in the table above, the gross value of license contracts sold in this segment during 2005 increased by $2.3 million, or 25.4%, relative to 2004, although this increase was not reflected in revenues because of the deferral of much of the current year’s transactions license revenue to future periods.

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

OPERATING EXPENSES

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology increased by $62,000, or 13.5%, to $520,000 for the year ended December 31, 2005 from $458,000 in the year ended December 31, 2004. This increase was attributable to higher sales of ContractManager and ComplianceManager, which incorporate third-party technology.

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

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $1.4 million in the year ended December 31, 2005, which represents a $81,000, or 6%, decrease in amortization from the year earlier period. The decrease in amortization was attributable to the acquired intangible assets in connection with the acquisition of Vintage Software, Inc. becoming fully-amortized during the first quarter of 2005, partially offset by an increase attributable to the acquisition of Pricing Analytics, Inc. in April 2004.

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

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $607,000, or 5.1%, to $11.3 million for the year ended December 31, 2005 from $11.9 million for the year ended December 31, 2004. A $1.1 million reduction in noncash compensation costs, attributable to non-qualified option grants becoming fully-vested during the fourth quarter of 2004 and first quarter of 2005, and a $140,000 decrease in recruiting and miscellaneous office expenses was partially offset by an $866,000 increase in consulting expenses, reflecting an increase in the level of outsourcing of development work to offshore resources. As a percentage of total net revenues, research and development expense increased to 34.6% for the year ended December 31, 2005 from 30.9% for the year ended December 31, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $733,000, or 13.2%, to $4.8 million for the year ended December 31, 2005 from $5.6 million for the year ended December 31, 2004. This decrease in general and administrative expenses consisted principally of a $687,000 reduction in noncash compensation costs, attributable to non-qualified stock option grants to employees becoming fully-vested during the fourth quarter of 2004 and first quarter of 2005, and a $390,000 reduction in costs incurred in connection with the proposed merger with Selectica, partially offset by $207,000 in severance and benefit costs incurred in connection with the August 2005 resignation of our former chief executive officer. As a percentage of total net revenues, general and administrative expenses increased slightly to 14.8% for the year ended December 31, 2005 from 14.5% for the year ended December 31, 2004.

DEPRECIATION. Depreciation expense decreased by $121,000, or 13.2%, to $796,000 in the year ended December 31, 2005 from $917,000 in the year ended December 31, 2004. This decrease was principally attributable to a significant drop-off in the level of furniture, equipment and software additions from the years 2001 ($1.8 million) and 2002 ($933,000) to the years 2004 ($698,000) and 2005 ($684,000), the majority of these asset additions being depreciated over a three-year life.

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

LIQUIDITY AND CAPITAL RESOURCES

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds. (See Note 5 to the consolidated financial statements.)

In 2006, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of $425,000 in computer equipment and related services. In 2004 and 2005, the amounts financed in capital lease arrangements amounted to $-0- and $25,000, respectively.

At December 31, 2006, we had cash and cash equivalents of $17.2 million, as compared to cash and cash equivalents of $16.8 million at December 31, 2005. Also at December 31, 2006, we had no long-term or short-term debt, other than obligations under capital lease financings. The current and non-current restricted cash balances of $80,000 and $427,000, respectively, at December 31, 2006 represent cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash used in operating activities for the year ended December 31, 2006 was $6.5 million, as compared to net cash used in operating activities of $4.8 million in the year ended December 31, 2005. For the year ended December 31, 2006, net cash used in operating activities consisted principally of our net loss of $15.8 million—as reduced by non-cash items depreciation and amortization of $1.3 million and stock-based compensation of $1.5 million, partially offset by increases in deferred revenue and accounts payable of $3.6 million and $1.0 million, respectively, and a $1.4 million decrease in accounts receivable. The increase in deferred revenue is mostly attributable to (i) a $1.9 million increase in license fee and services deferrals, resulting from increased prevalence of contractual customer acceptance clauses in license agreements and to the software performance-related deferrals noted in “Critical Accounting Policies—Revenue Recognition” in this Item 7, (ii) a $710,000 increase in deferred subscription fees, which is a result of the increased popularity of subscription license arrangements, and (iii) a $667,000 increase in deferred maintenance and support revenue, which is largely attributable to delayed recognition of maintenance and support renewals for customers with certain rights to future versions of our products. The increase in accounts payable was largely the result of the timing of payments, the balance at December 31, 2006 being unusually high relative to prior quarters. The decrease in accounts receivable was principally attributable to a $1.3 million decrease in the value of non-subscription license agreements executed during the quarter ended December 31, 2006 versus the quarter ended December 31, 2005.

For the year ended December 31, 2005, net cash used in operating activities consisted principally of (i) the net loss of $9.3 million, as offset by non-cash items depreciation and amortization of $2.2 million and noncash stock-based compensation of $166,000, (ii) a decrease in accounts payable of $852,000, and (iii) an increase in prepaid expenses of $327,000, partially offset by a $3.2 million increase in deferred revenue. The decrease in accounts payable was largely the result of the timing of payments, the balance at December 31, 2004 being unusually high relative to prior and subsequent quarters. The increase in prepaid expenses was primarily attributable to $755,000 in advance royalty payments to third-party software developers during 2005, a portion of which has since been amortized into expense. The $3.2 million increase in deferred revenue is primarily attributable to the net increase in the cumulative value of deferred license transactions, as documented in the table entitled “Reconciliation of Value of License Transactions to Reportable Product Revenue” included in the discussion of 2005 Net Revenues in this Item 7.

Net cash used in investing activities was $501,000 for the year ended December 31, 2006 as compared to net cash provided by investing activities of $14.0 million for the year ended December 31, 2005. Net cash used in investing activities for the year ended December 31, 2006 consisted principally of $549,000 in purchases of property and equipment. Net cash provided by investing activities for the year ended December 31, 2005 consisted of $14.6 million in net redemptions of short-term investments and available for sale securities, partially offset by $659,000 in property and equipment additions and $248,000 in merger consideration paid in connection with the Pricing Analytics acquisition.

Net cash provided by financing activities was $7.4 million in the year ended December 31, 2006, principally comprised of $6.5 million in net proceeds from a private placement sale of common stock and $756,000 in proceeds from warrant and stock option exercises, as compared to $1.5 million in the year ended December 31, 2005, which consisted primarily of $600,000 in proceeds from warrant exercises and $877,000 in proceeds from stock option exercises.

We currently anticipate that our cash and cash equivalents of $17.2 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS—As of December 31, 2006

	Payments due by Period—Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$445	$185	$260	$—	$—
Operating Leases	6,303	1,797	2,965	1,541	—

Total Contractual Obligations	$6,748	$1,982	$3,225	$1,541	$—

Note:	Capital Lease Obligations amounts in the above table include interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the years ended December 31, 2004, 2005 and 2006, or (ii) the fair value of our investment portfolio at December 31, 2005 and 2006.

As of December 31, 2005 and 2006, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. At December 31, 2005 and 2006, we held no such short-term investments. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and have been stated at fair market value. At December 31, 2005 and 2006, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-Many, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheets of I-Many, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Many, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of I-Many, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, as of January 1, 2006 the Company adopted SFAS 123R “Share Based Payment” changing their previous method of recording compensation costs related to equity awards.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 16, 2007

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,805	$17,232
Restricted cash	—	80
Accounts receivable, net of allowances of $525 and $137 in 2005 and 2006, respectively	9,577	8,120
Prepaid expenses and other current assets	845	766

Total current assets	27,227	26,198
Property and equipment, net	1,188	1,341
Restricted cash	555	427
Other assets	122	121
Acquired intangible assets, net	713	231
Goodwill	8,667	8,667

Total assets	$38,472	$36,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,520	$2,549
Accrued expenses	4,098	4,675
Current portion of deferred revenue	12,194	15,773
Current portion of capital lease obligations	8	154

Total current liabilities	17,820	23,151
Deferred revenue, net of current portion	1,242	1,256
Capital lease obligations, net of current portion	13	240
Other long-term liabilities	1,041	884

Total liabilities	20,116	25,531

Commitments and contingencies (Note 7)

Series A redeemable convertible preferred stock, $.01 par value
Designated—1,700 shares
Issued and outstanding—none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized—5,000,000 shares; designated—1,700 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—46,823,585 and 51,718,992 shares in 2005 and 2006, respectively	5	5
Additional paid-in capital	152,767	161,690
Accumulated other comprehensive income (loss)	4	(6)
Accumulated deficit	(134,420)	(150,235)

Total stockholders’ equity	18,356	11,454

Total liabilities and stockholders’ equity	$38,472	$36,985

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2004	2005	2006
Net Revenues:
Product	$11,275	$6,279	$3,954
Service	27,138	26,297	25,621

Total net revenues	38,413	32,576	29,575

Operating expenses:
Cost of third-party technology	458	520	269
Cost of services(1)	15,107	14,764	16,940
Amortization of acquired intangible assets	1,465	1,384	482
Sales and marketing(1)	9,020	8,626	9,323
Research and development(1)	11,874	11,267	12,585
General and administrative(1)	5,552	4,819	5,449
Depreciation	917	796	824
In-process research and development	290	—	—
Restructuring and other charges (credits)	1,346	(10)	103

Total operating expenses	46,029	42,166	45,975

Loss from operations	(7,616)	(9,590)	(16,400)
Other income, net	244	285	585

Loss before income taxes	(7,372)	(9,305)	(15,815)
Benefit from income taxes	(82)	—	—

Net loss	$(7,290)	$(9,305)	$(15,815)

Basic and diluted net loss per common share	$(0.18)	$(0.21)	$(0.33)

Weighted average shares outstanding	41,367	44,548	47,782

(1) Stock-based compensation amounts included above:

Cost of services	$791	$24	$358
Sales and marketing	269	3	190
Research and development	1,219	76	300
General and administrative	750	63	635

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	$.0001 Par Value
Balance, January 1, 2004	40,550,590	$4	$146,933	$43	$(117,825)	$29,155
Exercise of stock options	1,691,937	—	479	—	—	479
Exercise of common stock warrant	250,000	—	300	—	—	300
Issuance of restricted common stock	36,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,029	—	—	3,029
Issuance of common stock pursuant to Employee Stock Purchase Plan	191,533	—	182	—	—	182
Foreign currency translation adjustment	—	—	—	15	—	15
Net loss	—	—	—	—	(7,290)	(7,290)

Balance, December 31, 2004	42,720,060	4	150,923	58	(125,115)	25,870
Exercise of stock options	3,087,531	1	876	—	—	877
Exercise of common stock warrant	500,000	—	600	—	—	600
Issuance of restricted common stock	360,036	—	—	—	—	—
Stock-based compensation expense	—	—	166	—	—	166
Reduction in deferred stock-based compensation resulting from attrition	(8,000)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	163,958	—	202	—	—	202
Foreign currency translation adjustment	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(9,305)	(9,305)

Balance, December 31, 2005	46,823,585	5	152,767	4	(134,420)	18,356
Exercise of stock options	812,071	—	456	—	—	456
Exercise of common stock warrant	250,000	—	300	—	—	300
Private placement sale of common stock, net of issuance costs of $477	3,535,566	—	6,523	—	—	6,523
Issuance of restricted common stock	252,860	—	—	—	—	—
Stock-based compensation expense	—	—	1,483	—	—	1,483
Reduction in deferred stock-based compensation resulting from attrition	(72,972)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	117,882	—	161	—	—	161
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(15,815)	(15,815)

Balance, December 31, 2006	51,718,992	$5	$161,690	$(6)	$(150,235)	$11,454

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2005	2006
Cash Flows from Operating Activities:
Net loss	$(7,290)	$(9,305)	$(15,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,382	2,180	1,306
In-process research and development	290	—	—
Provision for restructuring and other charges (credits)	1,346	(10)	103
Amortization of deferred stock-based compensation	3,029	166	1,483
Provision for doubtful accounts	220	150	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(93)	178	1,450
Prepaid expense and other current assets	301	(327)	79
Accounts payable	889	(852)	1,029
Accrued expenses	(2,861)	(123)	332
Deferred revenue	(746)	3,186	3,593
Deferred rent	30	(21)	(19)
Other assets	163	(2)	(1)

Net cash used in operating activities	(2,340)	(4,780)	(6,460)

Cash Flows from Investing Activities:
Purchases of property and equipment	(698)	(659)	(549)
Proceeds from disposition of property and equipment	37	—	—
Cash paid to acquire Pricing Analytics, Inc.	(882)	(248)	—
Decrease in restricted cash	424	269	48
Purchases of short-term investments and available for sale securities	(17,791)	(2,694)	—
Redemptions of short-term investments and available for sale securities	18,150	17,304	—

Net cash provided by (used in) investing activities	(760)	13,972	(501)

Cash Flows from Financing Activities:
Net proceeds from private placement of common stock	—	—	6,523
Payments on capital lease obligations	(677)	(164)	(52)
Proceeds from exercise of stock options	479	877	456
Proceeds from exercise of common stock warrant	300	600	300
Proceeds from Employee Stock Purchase Plan	182	202	161

Net cash provided by financing activities	284	1,515	7,388

Net increase (decrease) in cash and cash equivalents	(2,816)	10,707	427
Cash and cash equivalents, beginning of year	8,914	6,098	16,805

Cash and cash equivalents, end of year	$6,098	$16,805	$17,232

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

	Year Ended December 31,
	2004	2005	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$30	$7	$14

Cash refunded for income taxes	$82	$—	$—

Supplemental Disclosure of Non-cash Activities:
Cash consideration payable to former shareholders of Pricing Analytics, Inc.	$248	$—	$—

Property and equipment acquired under capital leases	$—	$25	$425

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

I-many, Inc. (the “Company”) provides software solutions and related professional services that allow customers to manage their contract-based, business-to-business relationships through the entirety of the contract management lifecycle. Historically, the Company’s primary customer base has included parties involved in the sale and distribution of pharmaceutical and other healthcare products, including manufacturers, purchasers, groups of purchasers and distributors. The Company has since expanded the market reach of its product offerings, with customers in the consumer products, foodservice, and other industries.

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

(c) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, a portion of the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where the Company agrees to deliver unspecified additional products in the future, the license fee is recognized ratably over the term of the arrangement beginning with the delivery of the first product. In cases where the Company agrees to deliver specified additional products or upgrades in the future, recognition of the entire license fee, including any related maintenance and support fees, is deferred until after the specified additional products or upgrades are delivered and made generally available to all customers. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as product revenue.

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

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. In most agreements that have been executed to date, the subscription arrangement converts free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. The Company recognizes all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on the Company’s consolidated balance sheet. A portion of the periodic subscription fee revenue, generally 13 to 17 percent, is allocated to service revenue based on the relationship of the Company’s standard annual maintenance and support renewal rates to the related perpetual license fees, with the balance of the subscription fee revenue classified as product revenue in the accompanying financial statements.

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company has generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In the first quarter of 2007, the Company plans to complete development of a major new release of the software which has been designed to resolve known performance defects with minimal additional functionality. The Company intends to continue deferring revenue in connection with license sales, maintenance and support, and implementation services for this software product until it has been demonstrated at multiple customer sites that the new release of the software is free of significant performance defects. As of December 31, 2005 and 2006, the Company has reversed and deferred cumulative amounts of $1.6 million and $3.5 million, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

(d) Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the Company’s right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2005 and 2006. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

(e) Goodwill

Goodwill is tested for impairment at the reportable segment level using a two-step approach. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess purchase price over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

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

(g) Property and Equipment, Net

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

(h) Long-Lived Assets

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

(i) Research and Development Costs

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

(j) Computer Software Developed or Obtained for Internal Use

Costs incurred for internal-use software during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset. There were no costs incurred for internal-use software during the years ended December 31, 2004, 2005 and 2006.

(k) Concentrations of Credit Risk

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

The Company had certain customers whose accounts receivable balances, including unbilled receivables, individually represented 10% or more of the Company’s total accounts receivable, as follows:

	At December 31,
	2005	2006
Customer A	11%	*
Customer B	*	12%

The Company had one customer whose revenues represented a significant percentage of total net revenues, as follows:

	Year ended December 31,
	2004	2005	2006
Customer C	21%	*	*

*	Less than 10% of the Company’s total.

(l) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including its cash and cash equivalents, short-term investments and available for sale securities, restricted cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and capital lease obligations approximate their fair value due to the relatively short-term nature of these instruments.

(m) Net Loss per Share

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

Since the Company has incurred a net loss in all years presented, the calculation of diluted net loss per share excludes the following potential shares of common stock as their effect on net loss per share is antidilutive:

	Year Ended December 31,
	2004	2005	2006
Stock options	4,880,765	3,077,682	1,467,741
Stock warrants	46,221	100,175	6,586
Restricted common stock	35,801	83,196	172,219

	4,962,787	3,261,053	1,646,546

(n) Exit and Disposal Activities

During 2003 and 2004, the Company closed its Chicago and India offices and downsized its operations in Portland, Maine and London, England as part of its efforts to reduce operating expenses and consolidate its operations. Total costs incurred related to these exit and disposal activities amounted to charges of $1.3 million and $103,000, respectively, in 2004 and 2006, and a $10,000 credit in 2005 (see Note 12).

(o) Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders’ equity, to be included in accumulated other comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2004, 2005 and 2006 is comprised of the following:

(Amounts in thousands)	2004	2005	2006
Net loss	$(7,290)	$(9,305)	$(15,815)
Foreign currency translation gain (loss)	15	(54)	(10)

Total comprehensive loss	$(7,275)	$(9,359)	$(15,825)

(p) Deferred Tax Assets

Deferred tax assets or liabilities are recorded for differences in the basis of assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(q) Stock-based Compensation

At December 31, 2006, the Company had four stock-based employee and director compensation plans and a compensatory employee stock purchase plan, which are described more fully in Note 5.

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

The Company adopted FAS 123(R) using the modified prospective method, pursuant to which the Company’s financial statement for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Under the intrinsic value method, compensation associated with such grants and awards was determined as the excess, if any, of the current fair value of the underlying common stock on the date of grant over the price an employee or director must pay to exercise the award. Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows for the years ended December 31:

(Amounts in thousands, except per share data)	2004	2005
Net loss, as reported	$(7,290)	$(9,305)
Add: Stock-based compensation recorded	3,029	166
Deduct: Pro forma stock-based compensation	(5,133)	(784)

Pro forma net loss	$(9,394)	$(9,923)

Basic and diluted loss per share:
As reported	$(0.18)	$(0.21)

Pro forma	$(0.23)	$(0.22)

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

The Company’s calculations of the fair value of stock option grant, including valuations for pre-2006 pro forma calculations, were made using the Black-Scholes option pricing model with the following assumptions, and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2004	2005	2006
Risk-free interest rates	3.9%	4.05-4.54%	4.6-5.05%
Expected volatility	125%	70-80%	60-70%
Expected dividends	0%	0%	0%
Expected term (in years)	7	6.25	2.5-10
Weighted average grant-date fair value of options granted during the year	$1.05	$1.07	$1.16

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

The following table summarizes the components of stock-based compensation expense for the years ended December 31:

	2004	2005	2006
	(Amounts in thousands)
Stock option grants issued prior to 2006	$2,970	$86	$530
Stock option grants issued subsequent to 2005	—	—	568
Restricted stock grants to directors and employees	59	80	331
Employee stock purchase plan	—	—	54

Total stock-based compensation expense	$3,029	$166	$1,483

As of December 31, 2006, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $3.7 million and $393,000, respectively. These costs are expected to be amortized over weighted average periods of 2.1 years and 1.0 years, respectively.

(r) Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement accounts are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity.

(s) New Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 on “Quantifying Misstatements in Financial Statements.” Under SAB No. 108, the Company is required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust its financial statements if this combined approach results in a conclusion that an error is material. This SAB is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108, and its adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

(t) Reclassifications

Beginning in 2005, the Company has broken out cost of third party technology and cost of services as separate line items in its Consolidated Statements of Operations. Previously, these amounts had been combined and reported as a single amount. The related amounts in the 2004 Consolidated Statements of Operations were reclassified to be consistent with the current year presentation.

(2) Acquisition

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

(Unaudited)
Pro forma revenues	$38,413
Pro forma net loss	(7,621)
Pro forma net loss per share	(0.18)

(3) Details of Financial Statement Components

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

	2005	2006
	(Amounts in thousands)
Computer software	$1,295	$1,399
Computer hardware	3,383	3,334
Furniture and equipment	1,269	1,279
Leasehold improvements	283	307

	6,230	6,319
Less—accumulated depreciation and amortization	5,042	4,978

Total property and equipment, net	$1,188	$1,341

Depreciation expense was approximately $917,000, $796,000 and $824,000, respectively, for the years ended December 31, 2004, 2005 and 2006.

Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of other acquired intangible assets consist of the following:

	December 31, 2005		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Acquired technology	$6,043	$5,330	$6,043	$5,812

Amortization expense for acquired technology was $1.5 million, $1.4 million and $482,000, respectively, for the years ended December 31, 2004, 2005 and 2006.

Acquired intangible assets are being amortized on a straight-line basis over a four-year life. Projected future annual amortization is as follows for the years ended December 31 (in thousands):

2007	$185
2008	46

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2005	2006
	(Amounts in thousands)
Accrued payroll and benefits	$1,694	$2,071
Accrued consulting and professional fees	816	1,084
Accrued commissions	710	803
Accrued restructuring costs	218	226
Accrued other	660	491

Total accrued expenses	$4,098	$4,675

(4) Strategic Relationship Agreement

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

(5) Stockholders’ Equity

(a) Authorized Capital

The Company has authorized capital stock of 105,000,000 shares, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares are designated for preferred stock, $0.01 par value per share. At December 31, 2005 and 2006, the Company had reserved 12,568,600 and 10,789,151 shares of common stock, respectively, for issuance upon the exercise of stock options and warrants.

(b) Private Placement

On November 6, 2006, the Company completed a private placement of its securities, issuing 3,535,566 shares of its common stock and common stock purchase warrants to purchase up to an additional 1,060,663 shares of common stock. The per unit price of the private placement offering was $1.98, with each unit comprised of one share of common stock and a warrant to purchase three-tenths of a share of common stock. The warrants are exercisable at $2.11 per share until November 2011. Net proceeds to the Company were approximately $6.5 million, after deducting commissions and other fees. These shares of common stock and those issuable upon exercise of the warrants have been registered with the Securities and Exchange Commission and the registration became effective as of February 5, 2007.

(c) Stock Option Plans

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

Stock options terminate 10 years after grant and vest over periods set by the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which had a more accelerated vesting period. Certain stock option awards provide for accelerated vesting if there is a change in control.

The following table summarizes total common shares available for future grants of stock options and other equity awards at December 31, 2006:

2000 Non-Employee Director Stock Option Plan	162,500
2001 Employee Stock Option Plan	862,805
2001 Stock Incentive Plan	733,262
2003 Stock Incentive Plan	1,265,882

Total available for future grant	3,024,449

The following table summarizes stock option activity under all of the Company’s stock option plans for the years ended December 31, 2004, 2005 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2004	13,248,570	$2.144
Granted during 2004	986,792	1.101
Exercised during 2004	(1,691,937)	0.283
Canceled during 2004	(3,145,975)	3.438

Outstanding at December 31, 2004	9,397,450	1.927
Granted during 2005	1,828,412	1.618
Exercised during 2005	(3,087,531)	0.284
Canceled during 2005	(2,483,241)	3.873

Outstanding at December 31, 2005	5,655,090	1.867
Granted during 2006	3,463,100	1.931
Exercised during 2006	(812,071)	0.562
Canceled during 2006	(1,129,362)	2.153

Outstanding at December 31, 2006	7,176,757	$2.002	8.1 years	$2,035

Exercisable at December 31, 2006	2,786,098	$2.254	6.3 years	$1,897

The total intrinsic value of stock options exercised during the years ended December 31, 2004, 2005 and 2006 was $1.5 million, $3.7 million and $1.1 million, respectively.

(d) Restricted Stock Awards

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2006, and changes during the years ended December 31, 2004, 2005 and 2006, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2004	16,215	$1.000
Granted during 2004	36,000	1.570
Vested during 2004	(16,215)	1.000
Forfeited during 2004	—	—

Nonvested at December 31, 2004	36,000	1.570
Granted during 2005	360,036	1.480
Vested during 2005	(36,000)	1.570
Forfeited during 2005	(8,000)	1.490

Nonvested at December 31, 2005	352,036	1.480
Granted during 2006	252,860	1.737
Vested during 2006	(199,154)	1.604
Forfeited during 2006	(72,972)	1.568

Nonvested at December 31, 2006	332,770	$1.582

The total fair value of restricted shares which vested during the years ended December 31, 2004, 2005 and 2006 was $16,000, $57,000 and $319,000, respectively.

(e) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP), which authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. Because of the presence of option and discount features, the Company’s ESPP is treated for accounting purposes as a compensatory plan in according with FAS 123(R). As of December 31, 2006, there was $24,000 of unamortized compensation cost, net of estimated forfeitures, related to options granted under the ESPP. This cost is expected to be amortized over the remaining five months of the enrollment period in effect as of December 31, 2006.

As of December 31, 2006, a total of 587,945 shares were available for grant under the Company’s ESPP. The following table summarizes the number of shares and per share prices for purchases since January 1, 2004:

	Number of Shares	Price per Share
June 2004	89,660	$0.810
December 2004	101,873	1.070
June 2005	91,486	1.275
December 2005	72,472	1.170
June 2006	65,131	1.165
December 2006	52,751	1.607

(f) Warrants

At December 31, 2005 and 2006, the Company had warrants outstanding at exercise prices ranging from $1.20 to $13.20, as described below.

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

In November 2006, the Company granted warrants to common stock investors pursuant to a private placement offering. The warrants to purchase up to 1,060,663 shares of the Company’s common stock are exercisable for a period of five years at an exercise price of $2.11 per share.

A summary of the Company’s outstanding warrants as of December 31, 2006 is presented below:

Expiration Date	Number of Shares	Exercise Price Per Share
February 2009	165,062	$7.50
November 2010	4,546	13.20
November 2011	1,060,663	2.11

Total shares	1,230,271

(6) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2004, 2005 and 2006. A tax benefit, related to a refund of $82,000, was recorded in fiscal 2004. At December 31, 2006, the Company had approximately $118 million of U.S. federal net operating loss carryforwards and research and development credit carryforwards of $4.6 million. The federal net operating loss carryforwards expire in the years 2008 through 2026 and are subject to certain annual limitations. The federal research and development credit carryforwards expire in the years 2007 through 2026. Due to the uncertainty surrounding the Company’s ability to realize these net operating loss carryforwards, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2006
	(Amounts in thousands)
Federal net operating loss carryforwards	$44,706	$40,125
State net operating loss carryforwards	6,306	6,465
Research and development tax credits	4,362	4,605
Deferred revenue	3,129	3,855
Other	913	924
Less—Valuation allowance for deferred tax assets	(59,416)	(55,974)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2004	2005	2006
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(4.7)	(5.2)	(2.2)
State taxes, net of federal benefit	(5.3)	(5.3)	(5.3)
Amortization of acquired intangible assets	4.6	4.3	0.4
In-process research and development	1.4	—	—
Impairment write-offs	—	(170.1)	62.2
Stock option and warrant charges	6.9	(44.3)	0.1
Other	(1.8)	1.2	0.6
Valuation allowance for deferred tax asset	31.8	253.4	(21.8)

Provision (Benefit) for income taxes	(1.1)%	—%	—%

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

(7) Commitments and Contingencies

The Company leases its facilities under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all noncancelable leases at December 31, 2006 are approximately as follows:

	Operating Leases	Capital Leases
	(Amounts in thousands)
Year ending December 31,
2007	$1,797	$185
2008	1,727	161
2009	1,238	99
2010	876	—
2011	665	—

Total minimum lease payments	$6,303	445

Less—Amount representing interest		(51)

Present value of minimum lease payments		394
Less—Current portion of capital lease obligations		154

Capital lease obligations, net of current portion		$240

At December 31, 2006, future minimum lease commitments included an aggregate of $3.0 million related to leased office space that is no longer in service. The net present value of this $3.0 million aggregate lease commitment, as offset by future estimated sublease receipts totaling $1.8 million, is included in other long-term liabilities and accrued expenses as indicated in Note 12.

Included in property and equipment are assets pursuant to capital lease arrangements as follows at December 31:

	2005	2006
	(Amounts in thousands)
Computer software	$—	$10
Computer hardware	24	375

	24	385
Less—Accumulated depreciation and amortization	4	71

	$20	$314

Total rent expense was approximately $1.4 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. The Company is not a party to any material pending legal proceedings.

(8) Unaudited Quarterly Financial Data

	THREE MONTHS ENDED
	MARCH 31, 2005	JUNE 30, 2005	SEPT. 30, 2005	DEC. 31, 2005	MARCH 31, 2006	JUNE 30, 2006	SEPT. 30, 2006	DEC. 31, 2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$8,934	$8,366	$7,050	$8,226	$7,618	$6,895	$7,471	$7,591
Cost of third-party technology	10	79	206	225	77	40	128	24
Cost of services	3,793	3,890	3,682	3,399	3,817	4,094	4,504	4,525
Amortization of acquired intangible assets	355	343	343	343	343	47	46	46
Net loss	(1,574)	(2,318)	(3,359)	(2,054)	(3,030)	(4,477)	(3,941)	(4,367)
Net loss per share—basic and diluted	(0.04)	(0.05)	(0.07)	(0.04)	(0.06)	(0.09)	(0.08)	(0.09)

(9) Segment Disclosure

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

	Health and Life Sciences	Industry Solutions	Unallocated	Totals
	(Amounts in thousands)
At and for the year ended December 31, 2006:
Net revenues	$21,886	$7,689	$—	$29,575
Segment loss	(2,704)	(12,955)	(156)	(15,815)
Segment assets	28,013	3,021	5,951	36,985
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2005:
Net revenues	$24,618	$7,958	$—	$32,576
Segment gain (loss)	1,343	(10,023)	(625)	(9,305)
Segment assets	30,327	2,038	6,107	38,472
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2004:
Net revenues	$27,913	$10,500	$—	$38,413
Segment gain (loss)	3,221	(9,886)	(625)	(7,290)
Segment assets	33,842	3,624	6,732	44,198
Goodwill	2,716	—	5,951	8,667

For segment reporting purposes, unallocated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the 2002 acquisition of Menerva Technologies, Inc. Interest revenue, interest expense, other significant non-cash items, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments. In performing the annual goodwill impairment test, goodwill is assigned to the Company’s reportable segments.

Geographic Information:

	Revenue*			Long-lived Assets
	2004	2005	2006	2004	2005	2006
				(Amounts in thousands)
United States	92%	91%	88%	$12,583	$11,010	$10,327
United Kingdom	2%	2%	3%	264	235	460
The Netherlands	2%	3%	7%	—	—	—
Canada	2%	2%	1%	—	—	—
Other	2%	2%	1%	—	—	—

Total	100%	100%	100%	$12,847	$11,245	$10,787

*	Revenues are attributed to countries based on location of customers.

(10) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2004	$588
Provisions	220
Write-offs	(414)
Currency translation adjustments	8

Balance at December 31, 2004	402
Provisions	150
Write-offs	(19)
Currency translation adjustments	(8)

Balance at December 31, 2005	525
Write-offs	(392)
Currency translation adjustments	4

Balance at December 31, 2006	$137

(11) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan as a retirement plan for its qualifying employees. In April 2006, the Company began to provide a discretionary matching contribution. The matching contributions paid by the Company amounted to $111,000 in 2006. The Company made no matching contributions in 2004 and 2005.

(12) Restructuring and Other Charges

In March 2004, the Company completed the reduction of its workforce that it had begun in 2003 to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. For the year ended December 31, 2004, the Company recorded (i) accrued cease-use lease charges of $512,000 and $180,000, respectively, in connection with the partial closing of its facilities in London, England and Portland, Maine, (ii) an additional $103,000 in cease-use lease charges related to its closed Chicago, Illinois office, which it had closed in late March 2003 incurring a $1.8 million cease-use charge for the year ended December 31, 2003, (iii) $284,000 in severance costs for employees whose employment was terminated prior to March 31, 2004 and (iv) impairment charges of $267,000 with respect to property and equipment that were no longer in productive use. With respect to the partial closing in January 2004 of its London office, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its lease at the cease-use date. With respect to the closing of one of its Portland offices in January 2004, no sublease assumption was incorporated in the calculation of the cease-use lease accrual because the lease expired in April 2004, as it was not reasonable to sublease the facility for such a short term.

For the years ended December 31, 2005 and 2006, the Company realized a net credit of $10,000 and a charge of $103,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities. For 2005, the credit resulted primarily from foreign currency adjustments.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

	Employee Severance Costs	Lease costs and asset impairments	Total
	(Amounts in thousands)
Balances at January 1, 2004	$116	$1,395	$1,511
Restructuring provisions in 2004	284	795	1,079
Property and equipment impairments in 2004	—	267	267
Payments in 2004	(400)	(849)	(1,249)
Asset write-downs	—	(267)	(267)

Balances at December 31, 2004	—	1,341	1,341
Restructuring credits in 2005	—	(10)	(10)
Payments in 2005	—	(212)	(212)

Balances at December 31, 2005	—	1,119	1,119
Restructuring provisions in 2006	—	103	103
Payments in 2006	—	(237)	(237)

Balances at December 31, 2006	$—	$985	$985

Current portion—included in accrued expenses			$226

Noncurrent portion—included in other long-term liabilities			$759

(13) Termination of Proposed Merger with Selectica, Inc.

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

(14) Change In Senior Management

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

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure (the “Disclosure Controls and Procedures Purposes”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were effective, to the reasonable assurance level, for the Disclosure Controls and Procedures Purposes.

(b) Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below in this Item 9A.

(c) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter or year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

I-many, Inc.

Edison, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that I-many, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. I-many, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that I-many, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, I-many, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of I-many, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 16, 2007

ITEM 9B.	OTHER INFORMATION.

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See “Election of Directors” and “Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006, which we refer to as the “2007 Proxy Statement,” which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, which is incorporated herein by reference.

The following table provides information as of December 31, 2006 about our common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,101,210	$2.00	2,749,589
Equity compensation plans not approved by security holders(2)	75,547	$1.99	862,805

Total	7,176,757	$2.00	3,612,394

(1)	Excludes securities reflected in column 1, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	Our 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees who are not executive officers, has not been approved by our stockholders. This plan permits stock option awards (but no other forms of grant) for up to 1,000,000 shares of our common stock, provided that officers and directors may not receive options for more than 25,000 shares in the aggregate under this plan. Option awards under this plan are treated as non-qualifying options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the information set forth in the section entitled “Audit Fees and Other Matters” in the 2007 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1. Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of BDO Seidman LLP, the Company’s independent registered public accounting firm, dated March 16, 2007 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2004, 2005 and 2006

Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Certificate of Designation for Series A Preferred Stock

3.3(3)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)*	2000 Non-Employee Director Stock Option Plan

10.5(5)*	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)*	2003 Stock Incentive Plan

EXHIBIT NO.	DESCRIPTION
10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)*	Employment agreement, dated January 15, 2007, between Registrant and John A. Rade

10.11(10)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.12(11)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006

10.13(3)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.14(3)*	Severance Agreement between the Registrant and David L. Blumberg, dated February 8, 2007

10.15(12)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.16*	Severance Agreement between the Registrant and Michael Zuckerman dated March 8, 2007

10.17(13)	Securities Purchase Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.18(13)	Registration Rights Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.19(13)	Form of Warrant Agreement, dated November 1, 2006

10.20*	Summary of 2007 Executive Management Bonus Plans

14.1	I-many, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1	Amended and Restated Audit Committee Charter

*	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ JOHN A. RADE
John A. Rade
Chief Executive Officer, Chairman of the Board of Directors and President

Date: March 16, 2007

/s/ KEVIN M. HARRIS
Kevin M. Harris
Chief Financial Officer and Treasurer

Date: March 16, 2007

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

SIGNATURE	TITLE	DATE

/s/ JOHN A. RADE John A. Rade	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 16, 2007

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer)	March 16, 2007

/s/ REYNOLDS C. BISH Reynolds C. Bish	Director	March 14, 2007

Yorgen H. Edholm	Director

/s/ STEVEN L. FINGERHOOD Steven L. Fingerhood	Director	March 16, 2007

/s/ MURRAY B. LOW Murray B. Low	Director	March 14, 2007

/s/ MARK R. MITCHELL Mark R. Mitchell	Director	March 14, 2007

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	March 14, 2007

EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Certificate of Designation for Series A Preferred Stock

3.3(3)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for shares of common stock

4.2(1)(4)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1(i) and the Certificate of Designation for Series A Preferred Stock as filed in Exhibit 3.1(ii))

10.1(1)	1994 Stock Plan

10.2(1)	1997 Stock Option/Incentive Plan

10.3(1)	2000 Stock Incentive Plan

10.4(1)*	2000 Non-Employee Director Stock Option Plan

10.5(5)*	2001 Stock Incentive Plan

10.6(6)	2001 Employee Stock Plan

10.7(7)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(8)*	2003 Stock Incentive Plan

10.9(1)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(9)*	Employment agreement, dated January 15, 2007, Registrant and John A. Rade

10.11(10)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.12(11)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006

10.13(3)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.14(3)*	Severance Agreement between the Registrant and David L. Blumberg, dated February 8, 2007

10.15(12)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.16*	Severance Agreement between the Registrant and Michael Zuckerman dated March 8, 2007

10.17(13)	Securities Purchase Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.18(13)	Registration Rights Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.19(13)	Form of Warrant Agreement, dated November 1, 2006

10.20*	Summary of 2007 Executive Management Bonus Plans

14.1	I-many, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm

24.1	Power of Attorney of Directors (see signature page)

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1	Amended and Restated Audit Committee Charter

*	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(5)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(8)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006