Form 10-Q
period 2007-03-31
I MANY INC
filed 2007-05-10
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

On May 4, 2007, 51,949,399 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,227	$17,232
Restricted cash	80	80
Accounts receivable, net of allowance	6,913	8,120
Prepaid expenses and other current assets	928	766

Total current assets	23,148	26,198
Property and equipment, net	1,394	1,341
Restricted cash	428	427
Other assets	127	121
Acquired intangible assets, net	185	231
Goodwill	8,667	8,667

Total assets	$33,949	$36,985

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,835	$2,549
Accrued expenses	4,715	4,675
Current portion of deferred revenue	16,518	15,773
Current portion of capital lease obligations	193	154

Total current liabilities	24,261	23,151
Deferred revenue, net of current portion	1,004	1,256
Capital lease obligations, net of current portion	265	240
Other long-term liabilities	882	884

Total liabilities	26,412	25,531

Series A redeemable convertible preferred stock, $.01 value	—	—
Authorized — 1,700 shares
Issued and outstanding — none

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized—5,000,000 shares; designated 1,700 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value—
Authorized—100,000,000 shares
Issued and outstanding – 51,925,754 and 51,718,992 shares at March 31, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	162,296	161,690
Accumulated other comprehensive loss	(7)	(6)
Accumulated deficit	(154,757)	(150,235)

Total stockholders' equity	7,537	11,454

Total liabilities and stockholders' equity	$33,949	$36,985

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Net revenues:
Recurring	$4,425	$3,780
Services	2,988	2,749
License	940	1,089

Total net revenues	8,353	7,618

Operating expenses:
Cost of recurring revenue	1,651	1,447
Cost of services revenue	2,956	2,370
Cost of third-party technology	76	77
Amortization of acquired intangible assets	46	343
Sales and marketing	2,315	2,073
Research and development	4,304	2,978
General and administrative	1,452	1,313
Depreciation	188	171
Restructuring and other charges (credits)	62	8

Total operating expenses	13,050	10,780

Loss from operations	(4,697)	(3,162)

Other income, net	175	132

Net loss	$(4,522)	$(3,030)

Basic and diluted net loss per common share	$(0.09)	$(0.06)

Weighted average shares outstanding	51,465	46,676

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(4,522)	$(3,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	514
Restructuring and other charges	62	8
Amortization of deferred stock-based compensation	553	257
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1)	(2)
Accounts receivable	1,207	2,412
Prepaid expense and other current assets	(162)	(176)
Accounts payable	286	66
Accrued expenses and other liabilities	(30)	(601)
Deferred revenue	493	797
Deferred rent	5	(12)
Other assets	(6)	(4)

Net cash provided by (used in) operating activities	(1,881)	229

Cash Flows from Investing Activities:
Purchases of property and equipment	(127)	(210)

Net cash used in investing activities	(127)	(210)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(50)	(1)
Proceeds from exercise of stock options	53	61
Proceeds from exercise of common stock warrant	—	300

Net cash provided by financing activities	3	360

Net increase (decrease) in cash and cash equivalents	(2,005)	379
Cash and cash equivalents, beginning of period	17,232	16,805

Cash and cash equivalents, end of period	$15,227	$17,184

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$12	$—

Supplemental disclosure of Noncash Activities:
Property and equipment acquired under capital leases	$114	$—

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2006 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or for any other period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, a portion of the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where the Company agrees to deliver unspecified additional products in the future, the license fee is recognized as subscription revenue ratably over the term of the arrangement beginning with the delivery of the first product. In cases where the Company agrees to deliver specified additional products or upgrades in the future, recognition of the entire license fee, including any related maintenance and support fees, is deferred until after the specified additional products or upgrades are delivered and made generally available to all customers. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as product revenue.

In 2007, the Company began to classify its reported net revenues into three revenue categories – Recurring, Services and License revenues – after having previously reported its revenues as being either Product or Service. Recurring revenue consists of (i) fees generated from the provision of maintenance, support, and hosting services and (ii) subscription revenues. Services revenue is now comprised of professional service and training fees and reimbursable out-of-pocket expenses. License revenue consists of non-recurring license fees generated from perpetual license agreements.

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard perpetual license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. In approximately half of the agreements that have been executed to date, the subscription arrangement converts free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. Also included in subscription revenues are license fees generated from perpetual license arrangements with rights to unspecified additional products, which are treated as subscriptions for accounting purposes. The Company recognizes all revenue from subscription-based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on the Company’s consolidated balance sheet.

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

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company has generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In the first quarter of 2007, the Company released a new version of the software which was designed to resolve known performance defects with minimal additional functionality. However, the Company intends to continue deferring revenue in connection with license sales, maintenance and support, and implementation services for this software product until it has been demonstrated at multiple customer sites that the new release of the software is free of significant performance defects. As of March 31, 2007 and December 31, 2006, the Company has reversed and deferred cumulative amounts of $4.0 million and $3.5 million, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The Company's estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2007	2006
Risk-free interest rates	4.50%	4.86%
Dividend yield	—	—
Expected volatility	60%	70%
Expected term (in years)	6.11-7.50	5.75-6.25
Weighted average grant-date fair value of options granted during the period	$1.12	$1.04

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

The following table summarizes the components of stock-based compensation expense for the three month periods ended March 31:

(Amounts in thousands)	2007	2006
Stock option grants issued prior to 2006	$78	$170
Stock option grants issued subsequent to 2005	333	10
Restricted stock grants to directors and employees	128	61
Employee stock purchase plan	14	16

Total stock-based compensation expense	$553	$257

As of March 31, 2007, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans amounted to $3.9 million and $374,000, respectively. These costs are expected to be amortized over weighted average periods of 2.1 years and 0.9 years, respectively.

The Company has four current stock incentive plans: (i) the 2000 Non-Employee Director Stock Option Plan, which provides for the granting of annual (25,000-share) and new hire (62,500-share) non-qualified stock options to non-employee directors, (ii) the 2001 Employee Stock Option Plan, which provides for grants in the form of non-qualified stock options, with not more than 25,000 shares to be issued in the aggregate to officers or directors of the Company, and (iii) the 2001 and 2003 Stock Incentive Plans, both of which are shareholder-approved plans and provide for the grant of incentive stock options and other equity awards to the Company’s employees, directors and consultants. The company also has an employee stock purchase plan that allows employees to purchase stock at a 15% discount to market prices subject to certain limitations. Participation is optional and enrollment periods are every six months.

The following table summarizes total common shares available for future grants of stock options and other equity awards at March 31, 2007:

2000 Non-Employee Director Stock Option Plan	162,500
2001 Employee Stock Option Plan	875,555
2001 Stock Incentive Plan	11,480
2003 Stock Incentive Plan	1,285,132

Total available for future grant	2,334,667

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

The following table summarizes stock option activity under all of the Company's stock option plans for the three month period ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	7,176,757	$2.002
Granted	841,000	1.784
Exercised	(135,630)	0.395
Canceled	(222,350)	1.723

Outstanding at March 31, 2007	7,659,777	$2.015	8.0 years	$3,202

Exercisable at March 31, 2007	2,741,614	$2.321	6.1 years	$2,430

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006 was $201,000 and $204,000, respectively.

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	332,770	$1.582
Granted	71,132	1.673
Vested	(66,238)	1.431

Nonvested at March 31, 2007	337,664	$1.631

The total fair value of restricted shares which vested during the three months ended March 31, 2007 and 2006 was $95,000 and $24,000, respectively.

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

Income Taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) regarding “Accounting for Uncertainties in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a Company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The Company adopted FIN 48 effective January 1, 2007 and its adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company and its wholly-owned domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. To date, the Internal Revenue Service and most of the relevant state taxing authorities have not conducted examinations of any of the Company’s U.S. and state income tax returns since the Company’s inception. The Company’s wholly-owned subsidiary based in the United Kingdom is subject to income taxes imposed by the United Kingdom.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. To date, such interest and penalty charges have not been material.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2007 and December 31, 2006. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

Reclassifications:

Beginning in 2007, the Company has revised its presentation of net revenues into three reportable categories: (i) Recurring revenue, which consists of fees generated from the provision of maintenance, support, and hosting services and subscription revenues, (ii) Services revenue, which is comprised of professional service fees and reimbursable expenses, and (iii) License revenue, which consists of non-recurring license fees generated from perpetual license agreements. Previously, net revenues were presented as either Product revenues, comprised of license and subscription fees, or Service revenues, comprised of revenues generated from professional services, maintenance and support, and hosting arrangements. Also, in order for its various cost of revenues to be combined and presented in the same manner as its reported revenues, the Company has reclassified certain amounts previously included in Cost of services into the newly-created Cost of recurring revenue. The related amounts in the 2006 Condensed Consolidated Statements of Operations have been reclassified to be consistent with the current year presentation.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

NOTE 3. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 1,373,142 and 1,660,236, respectively, for the three months ended March 31, 2007 and 2006.

NOTE 4. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended March 31,
	2007	2006
Customer A	17%	*
Customer B	*	10%

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2007	2006
Customer A	25%	*
Customer C	13%	11%
Customer D	*	15%

*	was less than 10% of the Company’s total

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended March 31, 2007:
Revenues	$6,383	$1,970	$—	$8,353
Segment loss	(1,182)	(3,340)	—	(4,522)
Segment assets	24,842	3,156	5,951	33,949
Goodwill	2,716	—	5,951	8,667

At and for the three months ended March 31, 2006:
Revenues	5,801	1,817	—	7,618
Segment income (loss)	9	(2,883)	(156)	(3,030)
Segment assets	26,513	3,851	5,951	36,315
Goodwill	2,716	—	5,951	8,667

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

In the quarters ended March 31, 2007 and 2006, the Company realized charges of $62,000 and $8,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2006	$985
Activity in three months ended March 31, 2007:
Restructuring charge	62
Payments net of sublease receipts	(69)

Balance at March 31, 2007	$978

Current portion – included in accrued expenses	$226

Noncurrent portion – included in other long-term liabilities	$752

NOTE 8. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at March 31 is as follows:

(Amounts in thousands)	2007	2006
Balance at January 1,	$137	$525
(Write offs)/recoveries	1	(85)

Balance at March 31,	$138	$440

NOTE 9. PRIVATE PLACEMENT

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

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under "Risk Factors" in Part II, Item 1A, and elsewhere, in this report.

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

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products and product subscription revenues, accounted for 53.0% of net revenues in the three months ended March 31, 2007 versus 49.6% of net revenues in the three months ended March 31, 2006. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 35.8% of net revenues in the three months ended March 31, 2007 versus 36.1% of net revenues in the three months ended March 31, 2006. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 11.2% of net revenues in the three months ended March 31, 2007 versus 14.3% of net revenues in the three months ended March 31, 2006.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding amortization and noncash stock compensation) remained fairly steady – ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we began increasing our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. During the three-month period ended March 31, 2007, our spending on research and development as a percentage of revenues reached its highest level in seven years and we expect that this spending will continue at high levels relative to our revenues for much of 2007. Our total employee headcount has increased from 170 at March 31, 2004 to 184 at March 31, 2007.

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

In 2007, we began to classify our reported net revenues into three revenue categories – Recurring, Services and License revenues – after having previously reported our revenues as being either Product or Service. Recurring revenue consists of (i) fees generated from the provision of maintenance, support, and hosting services and (ii) subscription revenues. Services revenue is now comprised of professional service and training fees and reimbursable out-of-pocket expenses. License revenue consists of non-recurring license fees generated from perpetual license agreements.

We offer current and prospective customers the option to enter into a subscription agreement as an alternative to our standard perpetual license contract model. Management believes its subscription offering has expanded the market to customers that find regular subscription payments an easier and more flexible implementation of our software, and subscription arrangements have the potential to provide us with smoother and more predictable revenue growth. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly installments commencing upon execution of the agreement. In approximately half of the agreements that have been executed to date, the subscription arrangement converts free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. We recognize all revenue from subscription based arrangements ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on our consolidated balance sheet.

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

Subscription arrangements, including perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, now represent a significant proportion of our new licenses. In 2006, 17 of the 29 license deals (minimum value of $50,000) that were sold are being treated as subscription arrangements for accounting purposes. And in the three months ended March 31, 2007, four of the seven license deals (minimum value of $50,000) that were sold are likewise being accounted for as subscriptions. During the three months ended March, 31, 2007 and 2006, we recognized $944,000 and $555,000, respectively, in recurring revenue related to such agreements. For 2007, we anticipate that subscription arrangements will continue to represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In the first quarter of 2007, we released a new version of the software which was designed to resolve known performance defects with minimal additional functionality. However, we intend to continue deferring revenue in connection with license sales, maintenance and support, and implementation services for this software product until it has been demonstrated at multiple customer sites that the new release of the software is free of significant performance defects. As of March 31, 2007 and December 31, 2006, we have reversed and deferred cumulative amounts of $4.0 million and $3.5 million, respectively, of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions. Also, see Risk Factor entitled “We Cannot Guarantee That Our Deferred Revenue Will Be Recognized as Planned” in Part II, Item 1A of this filing.

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

Our estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2007	2006
Risk-free interest rates	4.50%	4.86%
Dividend yield	—	—
Expected volatility	60%	70%
Expected term (in years)	6.11-7.50	5.75-6.25
Weighted average grant-date fair value of options granted during the period	$1.12	$1.04

We use historical volatility of the Company’s common stock to estimate expected volatility. Beginning in 2005, the expected term of options granted is estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter.

Allowance for Doubtful Accounts

We record provisions for doubtful accounts based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivables, our historical write-off experience, the credit worthiness of customers and the economic conditions of the customers' industries and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. The provisions for doubtful accounts are included in general and administrative expenses in the consolidated statements of operations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2007. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

NET REVENUES

Net revenues increased by $734,000, or 9.6%, to $8.4 million for the quarter ended March 31, 2007 from $7.6 million for the quarter ended March 31, 2006. Recurring revenue increased by $645,000, or 17.1%, to $4.4 million for the quarter ended March 31, 2007 from $3.8 million in the same period a year earlier, primarily attributable to a $394,000, or 71.6%, increase in subscription revenue. As indicated above in this Item 2, subscription arrangements have represented a significant proportion of recent license deals, as evidenced by an increase of $5.9 million, or 60.0%, as of March 31, 2007 in the total value of unamortized software subscriptions (i.e., the remaining value of non-cancellable subscription contracts that have not yet been recognized into revenue) relative to the year earlier period. Service revenue increased by $239,000, or 8.7%, to $3.0 million, as demand for implementation services increased in our health and life sciences segment. License revenue decreased by $150,000, or 13.8%, to $940,000 for the quarter ended March 31, 2007 from $1.1 million for the quarter ended March 31, 2006, a trend which is consistent with the growth of our subscription business.

As indicated in the table below, the gross value of license contracts sold during the first quarter of 2007 decreased by $401,000, or 10.0%, versus the first quarter of 2006, due to a decrease in the number of license transactions (minimum value of $50,000) from 8 to 7, partially offset by an increase in the average selling price. Consistent with recent reporting periods, most of the revenue from the license transactions executed in the first three months of 2007 was deferred to future reporting periods. We believe that a significant proportion of future license contracts will likewise be subscription arrangements or will be perpetual licenses that have conditions, such as software acceptance testing, resulting in deferral of license revenue recognition to later reporting periods. As a result, in future reporting periods we expect reportable license revenues to exclude much of the gross value generated from contracts entered into in those periods.

Reconciliation of Gross Value of License Transactions to Reportable License Revenue

	Three Month Period ended
	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,296	$3,789	$1,417	$3,772	$3,457
Industry Solutions	306	232	342	848	546

	3,602	4,021	1,759	4,620	4,003

Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	2,436	3,754	980	3,772	2,382
Industry Solutions	226	219	334	831	531

	2,662	3,973	1,314	4,603	2,913

License revenue recorded:
Health and Life Sciences	860	35	437	—	1,075
Industry Solutions	80	13	8	17	15

	$940	$48	$445	$17	$1,090

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of our past operational performance and also our prospects for the future. This reconciliation of license revenues is made with the intent of providing a more complete understanding of our sales performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred license arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current revenue, which in each period consists of the total value of licenses sold in current periods, plus license revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold amounts are license and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies – Revenue Recognition” in this Item 2) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions. The gross value of license contracts sold also includes amounts that are not yet contractually billable to customers and any such unbilled amounts are not reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. Also, payouts under our sales compensation and executive bonus plans are based in large part on the gross values of license contracts sold each period. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States. There can be no assurance that the full value of licenses sold and deferred to future reporting periods will ultimately be recognized as revenues.

Revenues derived from our health and life sciences segment increased by $582,000, or 10.0%, to $6.4 million for the quarter ended March 31, 2007 from $5.8 million in the year earlier period. This increase was primarily attributable to increases of (i) $309,000, or 58.3%, in subscription revenue, (ii) $255,000, or 12.6%, in non-subscription maintenance and support revenue, and (iii) $253,000, or 12.2%, in professional services revenue, partially offset by a decrease of $215,000, or 20.0%, in license revenue. As indicated in the above table, the gross values of license contracts sold in this segment during the quarter ended March 31, 2007 decreased by $161,000, or 4.7%, versus the same quarter in 2006 due to a decrease in the number of license transactions partially offset by an increase in the average selling price.

Revenues derived from our industry solutions segment increased by $153,000, or 8.4%, to $2.0 million for the quarter ended March 31, 2007 versus $1.8 million in the same quarter in 2006. This increase was comprised principally of a $100,000, or 66.0%, increase in hosting fee revenue and an $85,000, or 376.2%, increase in subscription revenue. As indicated in the above table, the gross values of license contracts sold in this segment during the quarter ended March 31, 2007 decreased by $240,000, or 44.0%, versus the first quarter in 2006. Licensing activity in the industry solutions segment was negatively affected by product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and this negative impact should continue until the software defects are resolved, which Management anticipates will occur during mid-2007.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue increased by $204,000, or 14.1%, to $1.7 million for the quarter ended March 31, 2007 from $1.4 million in the year earlier period. This increase is primarily attributable to (i) an increase of $102,000 in hosting costs incurred by our subsidiary based in the United Kingdom, in connection with the transfer of hosting business from the parent company, and (ii) an increase of $96,000 in salary and related costs in connection with increased staff levels and merit salary increases. As a percentage of recurring revenue, cost of recurring revenue decreased to 37.3% for the quarter ended March 31, 2007 from 38.3% for the quarter ended March 31, 2006.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue increased by $586,000, or 24.7%, to $3.0 million for the quarter ended March 31, 2007 from $2.4 million in the year earlier period. This increase is primarily attributable to increases of (i) $429,000 in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, and (ii) $103,000 in salary and related costs that resulted from increased staff levels and merit salary increases. As noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, one of our software products has been experiencing performance defects, and consequently we have increased outsourced staffing on certain implementation engagements without a corresponding increase in revenue. As a percentage of services revenue, cost of services revenue increased to 99.0% for the quarter ended March 31, 2007 from 86.2% for the quarter ended March 31, 2006.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $1,000 to $76,000 for the three months ended March 31, 2007 as compared to the year earlier period.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $46,000 in the quarter ended March 31, 2007, which represents a decrease of $297,000, or 86.6%, from $343,000 recorded in the quarter ended March 31, 2006. This decrease is attributable to the intangible assets in connection with the acquisitions of NetReturn, LLC and Menerva Technologies, Inc. becoming fully-amortized during the first quarter of 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses increased by $241,000, 11.6%, to $2.3 million in the three months ended March 31, 2007 as compared to $2.1 million in the three months ended March 31, 2006. This increase was primarily attributable to a $227,000 increase in commission costs that resulted from (i) higher draw payments relative to the prior year and (ii) an increase in the value of license bookings that was subject to incentive compensation. As a percentage of total net revenues, sales and marketing expense increased slightly to 27.7% for the quarter ended March 31, 2007 from 27.2% for the quarter ended March 31, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased significantly by $1.3 million, or 44.5%, to $4.3 million for the quarter ended March 31, 2007 versus $3.0 million for the quarter ended March 31, 2006. This increase was principally comprised of increases of (i) $571,000 in salary and related costs, resulting from an increase in average headcount of 10 employees, and (ii) $391,000 in consulting costs, and a $171,000 decrease in funded development credits. The increase in salary-related and consulting costs is primarily attributable to our ramping up resources for the development of next generation products for our health and life sciences segment and also to our efforts to resolve product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above). Consequently, research and development expense increased significantly as a percentage of total net revenues to 51.5% for the quarter ended March 31, 2007 from 39.1% for the quarter ended March 31, 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $139,000, or 10.6%, to $1.5 million for the quarter ended March 31, 2007 from $1.3 million for the quarter ended March 31, 2006. This increase in general and administrative expenses was primarily attributable to a $124,000 increase in noncash stock compensation costs, resulting mostly from recent stock option grants to our chief executive officer, and a $94,000 increase in salary and related costs, which was caused by small growth in quarterly average headcount and merit pay increases, partially offset by a $53,000 reduction in audit fees. As a percentage of total net revenues, general and administrative expenses increased slightly to 17.4% for the quarter ended March 31, 2007 from 17.2% for the quarter ended March 31, 2006.

DEPRECIATION. Depreciation expense increased by $17,000, or 10%, from $171,000 in the first quarter of 2006 to $188,000 in the first quarter of 2007. This increase is principally attributable to higher levels of spending for furniture, equipment and software additions in the year 2006 ($974,000) relative to the year 2003 ($650,000), the majority of these asset additions being depreciated over a three-year life.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2007, we recorded $62,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings, This charge, which is substantially higher than 2006’s average quarterly rate of $26,000, incorporates a recent increase in future lease rate projections for the Chicago office space, most of which is not recoverable from sub lessees.

OTHER INCOME, NET

Other income, net, increased by $43,000, or 33%, in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. This increase was principally comprised of a $29,000 increase in interest income, as significantly higher yields more than offset a decrease in average invested balances relative to the year ago period.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2006 and the first quarter of 2007 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds. (See Note 9 to the condensed consolidated financial statements.)

In the first quarter of 2007 and the year ended December 31, 2006, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of computer equipment and related services amounting to $114,000 and $425,000, respectively.

At March 31, 2007, we had cash and cash equivalents of $15.2 million, as compared to cash and cash equivalents of $17.2 million at March 31, 2006. Also at March 31, 2007, we had no long-term or short-term debt, other than obligations under capital lease financings. The current and non-current restricted cash balances of $80,000 and $428,000, respectively, at March 31, 2007 represent cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash used in operating activities for the three months ended March 31, 2007 was $1.9 million, as compared to net cash provided by operating activities of $229,000 in the three months ended March 31, 2006. For the three months ended March 31, 2007, net cash used in operating activities consisted principally of the net loss of $4.5 million, less non-cash items depreciation and amortization of $234,000 and stock-based compensation of $553,000, partially offset by a $1.2 million decrease in accounts receivable and a $493,000 increase in deferred revenue. The $1.2 million reduction in accounts receivable was primarily attributable to a decrease in deferred maintenance and support renewals relative to the prior quarter; because a significant portion of our customers request a calendar year billing cycle for maintenance and support renewals regardless of the anniversary date of their license agreement, maintenance and support renewal invoicing volume is generally higher in the fourth quarter each year. The $493,000 increase in deferred revenue was primarily attributable to (i) current period deferrals of license fees and professional service revenues of $391,000 and $193,000, respectively, in connection with software performance-related deferrals noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and (ii) a $176,000 net increase in deferred subscription fees in connection with newly-executed subscription agreements, partially offset by a $241,000 decrease in deferred maintenance and support fees resulting from the seasonality in the invoicing of maintenance and support renewals discussed above.

For the three months ended March 31, 2006, net cash provided by operating activities consisted principally of a $2.4 million decrease in accounts receivable and a $797,000 increase in deferred revenue, mostly offset by our net loss of $3.0 million – as reduced by non-cash items depreciation and amortization of $514,000 and stock-based compensation of $257,000 – and a $601,000 decrease in accrued expenses. The $2.4 million decrease in accounts receivable was principally attributable to (i) improved collections experience, (ii) a $1.3 million decrease in maintenance and support renewal billings relative to the prior quarter – due principally to the seasonality in renewal billings discussed above, and (iii) a $1.2 million decrease in perpetual license billings during the quarter ended March 31, 2006 versus the immediately preceding quarter. The $797,000 increase in deferred revenue is mostly attributable to the deferral of $552,000 in perpetual license fees from deals closed in the first quarter of 2006 because of contractual acceptance provisions, and also to the continued increase in unearned subscription billings. The $601,000 decrease in accrued expenses is primarily due to reductions in the accruals for unpaid salaries, bonuses and severance as of March 31, 2006 versus December 31, 2005.

Net cash used in investing activities, consisting solely of property and equipment additions, was $127,000 for the three months ended March 31, 2007 and $210,000 for the three months ended March 31, 2006. In the first quarter of 2007, $114,000 of property and equipment additions was acquired under capital leases, as compared to no such additions in the first quarter of 2006.

Net cash provided by financing activities was $3,000 in the three months ended March 31, 2007, consisting of $53,000 in proceeds from stock option exercises largely offset by $50,000 in payments on capital lease obligations. Net cash provided by financing activities was $360,000 in the three months ended March 31, 2006, consisting principally of $300,000 and $61,000, respectively, in proceeds from warrant and stock option exercises.

We currently anticipate that our cash and cash equivalents of $15.2 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$522	$231	$291	$—	$—
Operating Leases	5,814	1,794	2,722	1,298	—

Total Contractual Obligations	$6,336	$2,025	$3,013	$1,298	$—

Note: Capital Lease Obligations amounts in the above table include interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the quarters ended March 31, 2007 and 2006, or (ii) the fair value of our investment portfolios at March 31, 2007 and December 31, 2006.

At March 31, 2007, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure (the “Disclosure Controls and Procedures Purposes”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were effective, to the reasonable assurance level, for the Disclosure Controls and Procedures Purposes.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $9.3 million in the year ended December 31, 2005, $15.8 million in the year ended December 31, 2006, and $4.5 million in the three months ended March 31, 2007, and we had an accumulated deficit at March 31, 2007 of $154.8 million. Our recent results have been impacted by a number of factors, including decisions to defer revenue associated with one of our software products and relatively high research and development expense related to our efforts to resolve deficiencies in that product, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

WE CANNOT GUARANTEE THAT OUR DEFERRED REVENUE WILL BE RECOGNIZED AS PLANNED

In 2005 we became aware of certain deficiencies in the then-current version of one of our software products, which had first been shipped to customers in the fourth quarter of 2004. These deficiencies, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers, depending on each customer’s particular implementation environment and its intended use of the software. We have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in limited cases. As of March 31, 2007, we have deferred $4.0 million of otherwise-recognizable license and professional service revenue. We intend to continue deferring revenue in connection with license sales and implementation services for this software product until it has been demonstrated at customer sites that the new release of the software is free of significant performance deficiencies. If we are not successful in resolving these deficiencies on a timely basis, we may not be able to recognize this deferred revenue as we have projected.

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

WE NEED TO GROW IN MARKETS OTHER THAN THE HEALTH AND LIFE SCIENCES MARKET FOR OUR FUTURE GROWTH

Our business plan has been to reduce our reliance on the health and life sciences market, which has traditionally been the primary source of our revenues, by increasing sales in our Industry Solutions line of business, our non-health and life sciences business. Revenues from the Industry Solutions segment have comprised 24.4%, 26.0% and 23.6%, respectively, of our consolidated revenues for the years ended December 31, 2005 and 2006 and three months ended March 31, 2007. We have not been successful in generating the revenue growth we expected from these markets and we cannot assure you that we will be successful in the future. One of our key software products in the Industry Solutions segment has experienced certain deficiencies which we are working to resolve, and with respect to sales of which we have deferred revenue. See “We cannot guarantee that our deferred revenue will be recognized as planned.”

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

I-MANY, INC

Date: May 10, 2007	By:	/s/ Kevin M. Harris
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