Form 10-Q
period 2007-09-30
I MANY INC
filed 2007-11-09
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

On October 31, 2007, 52,255,971 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,173	$17,232
Restricted cash	80	80
Accounts receivable, net of allowance	6,736	8,120
Prepaid expenses and other current assets	539	766

Total current assets	17,528	26,198
Property and equipment, net	1,591	1,341
Restricted cash	438	427
Other assets	122	121
Acquired intangible assets, net	93	231
Goodwill	8,667	8,667

Total assets	$28,439	$36,985

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,982	$2,549
Accrued expenses	4,822	4,675
Current portion of deferred revenue	13,897	15,773
Current portion of capital lease obligations	286	154

Total current liabilities	20,987	23,151
Deferred revenue, net of current portion	1,693	1,256
Capital lease obligations, net of current portion	370	240
Other long-term liabilities	777	884

Total liabilities	23,827	25,531

Series A redeemable convertible preferred stock, $.01 value
Authorized – 0 and 1,700 shares at September 30, 2007 and December 31, 2006, respectively (Note 9)
Issued and outstanding—none	—	—

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized—5,000,000 shares; designated 0 and 1,700 shares at September 30, 2007 and December 31, 2006, respectively
Issued and outstanding—none	—	—
Common stock, $.0001 par value—
Authorized—100,000,000 shares
Issued and outstanding – 52,228,114 and 51,718,992 shares at September 30, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	163,827	161,690
Accumulated other comprehensive loss	(22)	(6)
Accumulated deficit	(159,198)	(150,235)

Total stockholders’ equity	4,612	11,454

Total liabilities and stockholders’ equity	$28,439	$36,985

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues:
Recurring	$4,965	$4,082	$14,146	$11,738
Services	3,529	2,945	9,681	8,697
License	2,204	444	5,239	1,549

Total net revenues	10,698	7,471	29,066	21,984

Operating expenses:
Cost of recurring revenue	1,404	1,643	4,778	4,711
Cost of services revenue	2,686	2,861	8,606	7,704
Cost of third-party technology	79	128	233	245
Amortization of acquired intangible assets	46	46	139	436
Sales and marketing	2,269	2,001	7,146	6,654
Research and development	3,756	3,258	12,148	9,399
General and administrative	1,473	1,376	4,602	4,053
Depreciation	259	218	664	579
Restructuring and other charges	10	24	91	68

Total operating expenses	11,982	11,555	38,407	33,849

Loss from operations	(1,284)	(4,084)	(9,341)	(11,865)
Other income, net	57	143	378	417

Net loss	$(1,227)	$(3,941)	$(8,963)	$(11,448)

Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.17)	$(0.24)

Weighted average shares outstanding	51,828	47,457	51,646	47,096

See notes to condensed consolidated financial statements

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(8,963)	$(11,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	803	1,015
Restructuring and other charges	91	68
Amortization of deferred stock-based compensation	1,762	912
Changes in operating assets and liabilities:
Restricted cash	(11)	59
Accounts receivable	1,368	2,899
Prepaid expense and other current assets	227	121
Accounts payable	(567)	106
Accrued expenses and other liabilities	(43)	(12)
Deferred revenue	(1,439)	2,021
Deferred rent	(9)	(17)
Other assets	(1)	(5)

Net cash used in operating activities	(6,782)	(4,281)

Cash Flows from Investing Activities:
Purchases of property and equipment	(511)	(520)

Net cash used in investing activities	(511)	(520)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(141)	(34)
Proceeds from exercise of stock options	309	414
Proceeds from exercise of common stock warrant	—	300
Proceeds from Employee Stock Purchase Plan	66	76

Net cash provided by financing activities	234	756

Net decrease in cash and cash equivalents	(7,059)	(4,045)
Cash and cash equivalents, beginning of period	17,232	16,805

Cash and cash equivalents, end of period	$10,173	$12,760

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$36	$10

Supplemental disclosure of Noncash Activities:
Property and equipment acquired under capital leases	$403	$169

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2006 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or for any other period.

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

Current and prospective customers have the option of entering into a subscription agreement as an alternative to the Company’s standard perpetual license contract model. The standard subscription arrangement is presently a fixed fee agreement over three or more years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly or annual installments commencing upon execution of the agreement. Prior to 2006, more than half of the executed subscription arrangements included a provision allowing the agreement to convert free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. Beginning in 2006, the Company has generally discontinued including free-of-charge perpetual conversion provisions in new subscription arrangements. Also included in subscription revenues are license fees generated from perpetual license arrangements with rights to unspecified additional products, which are treated as subscription arrangements for accounting purposes. For subscription arrangements which include rights to specified products which are not yet generally available to customers, revenue recognition is deferred until all elements of the arrangement including any such specified products have been delivered. For all other subscription arrangements, the Company recognizes all revenue ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on the Company’s consolidated balance sheet.

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

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company has released new versions of the software which have been designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of September 30, 2007 and December 31, 2006, the Company has reversed and deferred cumulative amounts of $1.3 million and $3.5 million, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The Company’s estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the nine months ended September 30:

	2007	2006
Risk-free interest rates	4.35-5.10%	4.85-5.05%
Dividend yield	—	—
Expected volatility	55-60%	60-70%
Expected term (in years)	5.29-7.50	5.75-7.50
Weighted average grant-date fair value of options granted during the period	$1.17	$1.16

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

The following table summarizes the components of stock-based compensation expense for the three month and nine month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
Stock option grants issued prior to 2006	$41	$12	$155	$330
Stock option grants issued subsequent to 2005	449	193	1,267	248
Restricted stock grants to directors and employees	99	177	307	294
Employee stock purchase plan	12	14	33	40

Total stock-based compensation expense	$601	$396	$1,762	$912

As of September 30, 2007, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $3.4 million and $150,000, respectively. These costs are expected to be amortized over weighted average periods of 2.2 years and 0.5 years, respectively.

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

The following table summarizes total common shares available for future grants of stock options and other equity awards at September 30, 2007:

2000 Non-Employee Director Stock Option Plan	37,500
2001 Employee Stock Option Plan	874,696
2001 Stock Incentive Plan	316,676
2003 Stock Incentive Plan	659,557

Total available for future grant	1,888,429

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

The following table summarizes stock option activity under all of the Company’s stock option plans for the nine month period ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	7,176,757	$2.003
Granted	1,700,675	1.952
Exercised	(407,431)	0.759
Canceled	(625,137)	1.872

Outstanding at September 30, 2007	7,844,864	$2.067	7.8 years	$9,271

Exercisable at September 30, 2007	3,549,095	$2.276	6.4 years	$5,032

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and 2006 was $600,000 and $984,000, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2007 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	332,770	$1.582
Granted	81,132	1.749
Vested	(89,498)	1.518
Forfeited	(20,650)	1.792

Nonvested at September 30, 2007	303,754	$1.632

The total fair value of restricted shares which vested during the nine months ended September 30, 2007 and 2006 was $136,000 and $122,000, respectively.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of September 30, 2007 and December 31, 2006. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

NOTE 3. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 2,192,563 and 1,646,775 for the three months ended September 30, 2007 and 2006, respectively, and 1,709,647 and 1,696,997 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Customer A	12%	*	*	*

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	September 30,
	2007	2006
Customer B	12%	*
Customer C	*	14%

*	was less than 10% of the Company’s total

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended September 30, 2007:

Revenues	$7,354	$3,344	$—	$10,698
Segment loss	(1,120)	(107)	—	(1,227)
Segment assets	20,907	1,581	5,951	28,439
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2007:

Revenues	$21,698	$7,368	$—	$29,066
Segment loss	(2,628)	(6,335)	—	(8,963)

At and for the three months ended September 30, 2006:

Revenues	$5,432	$2,039	$—	$7,471
Segment loss	(646)	(3,295)	—	(3,941)
Segment assets	22,089	2,982	5,951	31,022
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2006:

Revenues	$16,326	$5,658	$—	$21,984
Segment loss	(1,809)	(9,483)	(156)	(11,448)

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

In the nine months ended September 30, 2007 and 2006, the Company realized charges of $91,000 and $68,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2006	$985

Activity in nine months ended September 30, 2007:
Restructuring charge	91
Payments net of sublease receipts	(185)

Balance at September 30, 2007	$891

Current portion – included in accrued expenses	$232

Noncurrent portion – included in other long-term liabilities	$659

NOTE 8. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at September 30 is as follows:

(Amounts in thousands)	2007	2006
Balance at January 1,	$137	$525
Write offs	(19)	(395)
Currency translation adjustments	1	3

Balance at September 30,	$119	$133

NOTE 9. STOCKHOLDERS’ EQUITY

(a) Private Placement

On November 6, 2006, the Company completed a private placement of its securities, issuing 3,535,566 shares of its common stock and common stock purchase warrants to purchase up to an additional 1,060,663 shares of common stock. The per unit price of the private placement offering was $1.98, with each unit comprised of one share of common stock and a warrant to purchase three-tenths of a share of common stock. The warrants are exercisable at $2.11 per share until November 2011. Net proceeds to the Company were approximately $6.5 million, after deducting commissions and other fees. These shares of common stock and those issuable upon exercise of the warrants were registered with the Securities and Exchange Commission and the registration became effective as of February 5, 2007.

(b) Redeemable Convertible Preferred Stock

In July 2007, the Company retired all 1,700 designated shares of its Series A Convertible Preferred Stock, which had been originally designated by the Company in February 2002. No such shares have been outstanding since July 2002.

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

OVERVIEW

We provide software and related services that allow our clients to more effectively manage their contract-based, business-to-business relationships through the entirety of the contract management lifecycle. We operate our business in two segments: health and life sciences and industry solutions. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. The industry solutions line of business targets all other industries.

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 18 of the 20 largest world-wide pharmaceutical manufacturers, ranked according to 2006 annual pharma revenues. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base.

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products and product subscription revenues, accounted for 48.7% of net revenues in the nine months ended September 30, 2007 versus 53.4% of net revenues in the nine months ended September 30, 2006. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 33.3% of net revenues in the nine months ended September 30, 2007 versus 39.6% of net revenues in the nine months ended September 30, 2006. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 18.0% of net revenues in the nine months ended September 30, 2007 versus 7.0% of net revenues in the nine months ended September 30, 2006.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding amortization and noncash stock compensation) remained fairly steady – ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we began increasing our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. During the three-month period ended March 31, 2007, our spending on research and development as a percentage of revenues reached its highest level in seven years. However, research and development quarterly expenses have since decreased by $548,000, or 12.7%, in the three-month period ended September 30, 2007 and we anticipate that such expenses will continue to trend lower in the last quarter of 2007. Our total employee headcount has increased from 170 at March 31, 2004 to 180 at September 30, 2007.

In August 2005, the Company announced the departure of its Chief Executive Officer, A. Leigh Powell, and its Chief Operating Officer, Terrence M. Nicholson. In connection with the resignation of these executives, we incurred $350,000 in future severance and benefit costs in 2005. Also, Yorgen Edholm was appointed Acting President and Chief Executive Officer, and John A. Rade was appointed Chairman of the Board of Directors with certain executive powers. In February 2006, Mr. Edholm resigned as Acting President and Chief Executive Officer and Mr. Rade assumed the position of Acting President and Chief Executive Officer on an interim basis. In August 2006, Mr. Rade was appointed President and Chief Executive Officer on a permanent basis.

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

We offer current and prospective customers the option to enter into a subscription agreement as an alternative to our standard perpetual license contract model. Management believes its subscription offering has expanded the market to customers that find regular subscription payments an easier and more flexible implementation of our software, and subscription arrangements have the potential to provide us with smoother and more predictable revenue growth. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly or annual installments commencing upon execution of the agreement. Prior to 2006, more than half of the executed subscription arrangements included a provision allowing the agreement to convert free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. Beginning in 2006, we have generally discontinued including free-of-charge perpetual conversion provisions in new subscription arrangements. Also included in subscription revenues are license fees generated from perpetual license arrangements with rights to unspecified additional products, which are treated as subscription arrangements for accounting purposes. For subscription arrangements which include rights to specified products which are not yet generally available to customers, revenue recognition is deferred until all elements of the arrangement including any such specified products have been delivered. For all other subscription arrangements, we recognize all revenue ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on our consolidated balance sheet.

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

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2006, 17 of the 29 license contracts (minimum value of $50,000) that were sold were treated as subscription arrangements for accounting purposes. In the nine months ended September 30, 2007, 15 of the 25 license contracts (minimum value of $50,000) that were sold are likewise being accounted for as subscriptions. During the nine months ended September 30, 2007 and 2006, we recognized $3.3 million and $1.9 million, respectively, in recurring revenue related to such agreements. For the remainder of 2007, we anticipate that subscription arrangements will continue to represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we have released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of September 30, 2007 and December 31, 2006, we have reversed and deferred cumulative amounts of $1.3 million and $3.5 million, respectively, of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions. Also, see the Risk Factor entitled “We Cannot Guarantee That Our Deferred Revenue Will Be Recognized as Planned” in Part II, Item 1A of this filing.

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

Our estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the nine months ended September 30:

	2007	2006
Risk-free interest rates	4.35-5.10%	4.85-5.05%
Dividend yield	—	—
Expected volatility	55-60%	60-70%
Expected term (in years)	5.29-7.50	5.75-7.50
Weighted average grant-date fair value of options granted during the period	$1.17	$1.16

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of September 30, 2007. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

NET REVENUES

Net revenues increased by $3.2 million, or 43.2%, to $10.7 million for the quarter ended September 30, 2007 from $7.5 million for the quarter ended September 30, 2006. Recurring revenue increased by $883,000, or 21.6%, to $5.0 million for the quarter ended September 30, 2007 from $4.1 million in the same period a year earlier, primarily attributable to a $474,000, or 59.5%, increase in subscription revenue. As indicated above in this Item 2, subscription arrangements have represented a significant proportion of recent license contracts, as evidenced by an increase of $6.4 million, or 50.4%, as of September 30, 2007 in the total value of unamortized software subscriptions (i.e., the remaining portion of non-cancellable subscription contracts that have been signed but not yet recognized into revenue) relative to the same period in the prior year. Service revenue increased by $584,000, or 19.8%, to $3.5 million relative to the year earlier period, but the current period amount included $996,000 in previously-deferred service revenues for work performed in prior reporting periods. Excluding the catch-up deferral recognition, service revenues decreased due to a significant decrease in billable hours in the industry solutions segment relative to the same period in the prior year. License revenue for the quarter ended September 30, 2007 amounted to $2.2 million, as compared to $444,000 for the quarter ended September 30, 2006.

As indicated in the table below, the gross value of license contracts sold during the three months ended September 30, 2007 increased by $2.1 million, or 110.0%, versus the third quarter of 2006, due primarily to an increase in the number of license transactions (minimum value of $50,000) from 5 to 10. License revenue during the three-month period ended September 30, 2007 included $816,000 of previously-deferred revenues in connection with license agreements sold in prior periods. Also, consistent with recent reporting periods, most of the revenue from the license transactions executed in the three-month periods ended September 30, 2007 and 2006 was deferred to future reporting periods. We believe that a significant proportion of future license contracts will likewise be subscription arrangements or will be perpetual licenses that have conditions, such as software acceptance testing, resulting in deferral of license revenue recognition to later reporting periods. As a result, in future reporting periods we expect reportable license revenues to exclude much of the gross value generated from contracts entered into in those periods.

Reconciliation of Gross Value of License Transactions to Reportable License Revenue

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,462	$1,417	$11,958	$8,646
Industry Solutions	423	341	733	1,735

	3,885	1,758	12,691	10,381
Add license revenue recorded in current quarter form contracts sold in prior period:
Health and Life Sciences	207	—	1,057	—
Industry Solutions	609	—	719	—

	816	—	1,776	—
Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	2,434	980	8,939	7,135
Industry Solutions	63	334	289	1,697

	2,497	1,314	9,228	8,832

License revenue recorded:
Health and Life Sciences	1,235	437	4,076	1,511
Industry Solutions	969	7	1,163	38

	$2,204	$444	$5,239	$1,549

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

Revenues derived from our health and life sciences segment increased by $1.9 million, or 35.4%, to $7.4 million for the quarter ended September 30, 2007 from $5.4 million in the year earlier period. This increase was primarily attributable to increases of (i) $798,000 in license revenue, (ii) $602,000, or 28.3%, in service revenue, and (iii) $393,000, or 54.7%, in subscription revenue. As indicated in the above table, the gross values of license contracts sold in this segment during the quarter ended September 30, 2007 increased by $2.0 million, or 144.3%, versus the same quarter in 2006 due to an increase in the number of license transactions. In addition, segment license revenue during the three-month period ended September 30, 2007 included $207,000 of previously-deferred revenues in connection with license agreements sold in prior periods. The increase in this segment’s services revenue was attributable to increased utilization of professional services resources and, to a lesser extent, recognition into revenue of work performed in prior reporting periods.

Revenues derived from our industry solutions segment increased by $1.3 million, or 64.0%, to $3.3 million for the quarter ended September 30, 2007 versus $2.0 million in the same quarter in 2006. This increase was comprised principally of the recognition of $1.4 million in previously-deferred revenues in connection with license agreements and related services sold in prior periods.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue decreased by $239,000, or 14.5%, to $1.4 million for the quarter ended September 30, 2007 from $1.6 million in the year earlier period. This decrease is primarily attributable to a $162,000 reduction in salary and subcontractor costs incurred by our hosting operation, which resulted from the service cancellation by a large hosting customer. As a percentage of recurring revenue, cost of recurring revenue decreased to 28.3% for the quarter ended September 30, 2007 from 40.2% for the quarter ended September 30, 2006.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue decreased by $175,000, or 6.1%, to $2.7 million for the quarter ended September 30, 2007 from $2.9 million in the year earlier period. This decrease is primarily attributable to a $261,000 reduction in subcontractor fees incurred in our industry solutions segment, which is largely attributable to the significant decrease in billable hours in this segment relative to the same period in the prior year, as indicated above in this Item 2. As a percentage of services revenue, cost of services revenue decreased to 76.1% for the quarter ended September 30, 2007 from 97.2% for the quarter ended September 30, 2006.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $49,000 to $79,000 for the three months ended September 30, 2007 as compared to the year earlier period, reflecting the decrease in sales of our products which require payments of royalties to third parties.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $46,000 in both the quarters ended September 30, 2007 and 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses increased by $268,000, or 13.4%, to $2.3 million in the three months ended September 30, 2007 as compared to the year ago quarter. This increase was primarily attributable to (i) a $177,000 increase in salary costs resulting from retention bonus payments and merit increases, and (ii) a $155,000 increase in commission costs resulting from significantly higher license bookings. As a percentage of total net revenues, sales and marketing expense decreased to 21.2% for the quarter ended September 30, 2007 from 26.8% for the quarter ended September 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $498,000, or 15.3%, to $3.8 million for the quarter ended September 30, 2007 versus $3.3 million for the quarter ended September 30, 2006. This increase was principally comprised of increases of (i) $234,000 in consulting costs, and (ii) $199,000 in salary and related costs, resulting largely from merit increases and one-time severance payments. The increase in salary-related and consulting costs is mostly attributable to our ramping up of resources for the development of next generation products for our health and life sciences segment. Research and development expense decreased as a percentage of total net revenues to 35.1% for the quarter ended September 30, 2007 from 43.6% for the quarter ended September 30, 2006 because of the relatively larger increase in net revenues relative to the year ago quarter. Continuing a trend that began in the second quarter of 2007, we expect research and development expenses to decrease in both absolute terms and as a percentage of revenue during the fourth quarter of 2007, with spending as a percentage of revenues anticipated to reach its lowest level since the first quarter of 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $97,000, or 7.0%, to $1.5 million for the quarter ended September 30, 2007 from $1.4 million for the quarter ended September 30, 2006. This increase in general and administrative expenses was primarily attributable to an increase of $74,000 in salary and related costs, which was caused by increases in quarterly average headcount, overall pay levels and executive bonuses. As a percentage of total net revenues, general and administrative expenses decreased to 13.8% for the quarter ended September 30, 2007 from 18.4% for the quarter ended September 30, 2006.

DEPRECIATION. Depreciation expense increased by $41,000, or 19%, from $218,000 in the third quarter of 2006 to $259,000 in the third quarter of 2007. This increase is principally attributable to higher levels of spending for furniture, equipment and software additions in the year 2006 ($974,000) relative to the year 2003 ($650,000), the majority of these asset additions being depreciated over a three-year life.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2007, we recorded $10,000 in charges related to efforts in prior quarters to streamline operations, consisting entirely of the amortization of the discount incorporated into the restructuring provisions for future lease costs in connection with the Chicago and London office downsizings.

OTHER INCOME, NET

Other income, net decreased by $86,000, or 60%, in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, mostly attributable to a $32,000 decrease in interest income, which resulted from a decrease in average invested balances relative to the year ago period, and a $43,000 increase in interest expense, which was primarily attributable to a prior period sales tax assessment.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2006 and the first three quarters of 2007 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended September 30, 2007 and 2006.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

NET REVENUES

Net revenues increased by $7.1 million, or 32.2%, to $29.1 million for the nine months ended September 30, 2007 from $22.0 million for the nine months ended September 30, 2006. Recurring revenue increased by $2.4 million, or 20.5%, to $14.1 million for the nine months ended September 30, 2007 from $11.7 million in the same period a year earlier, primarily attributable to (i) a $1.4 million, or 72.0%, increase in subscription revenue, and (ii) a $950,000, or 10.7%, increase in non-subscription maintenance and support revenue. As indicated above in this Item 2, subscription arrangements have represented a significant proportion of recent license contracts, as evidenced by an increase of $6.4 million, or 50.4%, as of September 30, 2007 in the total value of unamortized software subscriptions (i.e., the remaining portion of non-cancellable subscription contracts that have been signed but not yet recognized into revenue) relative to the year earlier period. The growth in non-subscription maintenance and support revenue was mostly confined to our health and life sciences segment and was comprised of a mix of non-recurring items and growth in our maintenance-paying installed base. Year-to-date service revenue increased by $984,000, or 11.3%, relative to the year earlier period, but the current year’s amount included $1.4 million in previously-deferred service revenues for work performed in prior reporting periods. Excluding the catch-up deferral recognition, service revenues were lower relative to the year ago period due to a significant decrease in billable consulting work performed in our industry solutions segment. License revenue for the nine months ended September 30, 2007 increased by $3.7 million, or 237.8%, to $5.2 million as compared to $1.5 million for the nine months ended September 30, 2006.

As indicated in the table above, the gross value of license contracts sold during the nine months ended September 30, 2007 increased by $2.3 million, or 22.3%, versus the same period in 2006, due to an increase in the number of license transactions (minimum value of $50,000) from 18 to 25. License revenue during the nine-month period ended September 30, 2007 included $1.8 million of previously-deferred revenues in connection with license agreements sold in prior periods. Also, consistent with recent reporting periods, most of the revenue from the license transactions executed in both nine-month periods was deferred to future reporting periods, although a larger percentage of deals in the current year-to-date period was recognized into revenue.

Revenues derived from our health and life sciences segment increased by $5.4 million, or 32.9%, to $21.7 million for the nine months ended September 30, 2007 from $16.3 million in the year earlier period. Essentially all revenue sources contributed to this segment’s performance with the principal increases being: (i) $2.6 million, or 169.6%, in license fees, (ii) $1.1 million, or 63.3%, in subscriptions, (iii) $890,000, or 13.4%, in services, and (iv) $839,000, or 13.8%, in non-subscription maintenance and support. As indicated in the above table, the gross values of license contracts sold in this segment during the nine months ended September 30, 2007 increased by $3.3 million, or 38.3%, versus the same period in 2006 due to an increase in the number of license transactions. In addition, segment license revenue during the nine-month period ended September 30, 2007 included $1.1 million of previously-deferred revenues in connection with license agreements sold in prior periods. The increase in services revenue was mostly attributable to current year recognition of previously-deferred consulting work. The increase in maintenance and support revenue relative to the prior year consisted largely of non-recurring items—(i) $328,000 of back maintenance charged to a single customer, and (ii) $205,000 that had been deferred in prior periods—with the balance of the increase representing growth in our installed maintenance-paying customer base.

Revenues derived from our industry solutions segment increased by $1.7 million, or 30.2%, to $7.4 million for the nine months ended September 30, 2007 versus $5.7 million in the same period in 2006. This increase was comprised principally of the recognition of $1.7 million in previously-deferred revenues in connection with license agreements and related services sold in prior periods. As indicated in the above table, the gross value of license contracts sold in the segment during the nine months ended September 30, 2007 decreased by $1.0 million, or 57.8%, versus the same period in 2006. Licensing activity in the industry solutions segment has been negatively affected by product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and Management anticipates licensing activity in this segment to remain depressed for the remainder of 2007.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue increased by $67,000, or 1.4%, to $4.8 million for the nine months ended September 30, 2007 versus the year earlier period. This increase is primarily attributable to an increase of $291,000 in salary and related costs, which resulted from an increase in average headcount of 4 employees and annual merit salary increases, partially offset by a decrease of $237,000 in subcontractor fees due to the reduction in the amount of outsourcing in our support organization. As a percentage of recurring revenue, cost of recurring revenue decreased to 33.8% for the nine months ended September 30, 2007 from 40.1% for the period ended September 30, 2006.

COST OF SERVICES REVENUE. Cost of services revenue increased by $902,000, or 11.7%, to $8.6 million for the nine months ended September 30, 2007 from $7.7 million in the year earlier period. This increase is primarily attributable to increases of (i) $555,000 in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, and (ii) $312,000 in salary and related costs that resulted from increased staff levels and merit salary increases. As noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, one of our software products has been experiencing performance defects, and consequently we have increased outsourced staffing on certain implementation engagements without a corresponding increase in services revenue. As a percentage of services revenue, cost of services revenue was essentially unchanged at 88.9% for the nine months ended September 30, 2007 versus 88.6% for the period ended September 30, 2006.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology decreased by $12,000, or 5%, to $233,000 for the nine months ended September 30, 2007 as compared to the year earlier period, as the decrease in sales of our products which require payments of royalties to third parties was largely offset by the accelerated amortization of certain prepaid royalty amounts.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions for the nine months ended September 30, 2007 amounted to $139,000, which represents a decrease of $297,000, or 68%, from $436,000 recorded in the year-to-date period ended September 30, 2006. This decrease is attributable to the intangible assets in connection with the acquisitions of NetReturn, LLC and Menerva Technologies, Inc. becoming fully-amortized during the first quarter of 2006.

SALES AND MARKETING. Sales and marketing expenses increased by $492,000, or 7.4%, to $7.1 million in the nine months ended September 30, 2007, as compared to $6.7 million in the year earlier period. This increase was primarily attributable to a $440,000 increase in commission costs, resulting from increases in draw payments and in the value of year-to-date commissionable license bookings. As a percentage of total net revenues, sales and marketing expense decreased to 24.6% for the nine months ended September 30, 2007 from 30.3% for the period ended September 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $2.7 million, or 29.2%, to $12.1 million for the nine months ended September 30, 2007 versus $9.4 million for the period ended September 30, 2006. This increase was principally comprised of increases of (i) $1.2 million in consulting costs, and (ii) $931,000 in salary and related costs, resulting from higher staff levels and merit salary increases. The increase in salary-related and consulting costs is mostly attributable to our ramping up resources for the development of next generation products for our health and life sciences segment. Research and development expense decreased as a percentage of total net revenues to 41.8% for the nine months ended September 30, 2007 from 42.8% for the period ended September 30, 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $549,000, or 13.5%, to $4.6 million for the nine months ended September 30, 2007 from $4.1 million for the period ended September 30, 2006. This increase in general and administrative expenses was primarily attributable to (i) a $282,000 increase in noncash stock compensation costs, resulting mostly from recent stock option grants to our chief executive officer, and (ii) a $281,000 increase in salary and related costs, which was caused by small growth in average headcount and merit pay increases. As a percentage of total net revenues, general and administrative expenses decreased to 15.8% for the nine months ended September 30, 2007 from 18.4% in the year earlier period.

DEPRECIATION. Year-to-date depreciation expense increased by $85,000, or 15%, from $579,000 in the first nine months of 2006 to $664,000 in 2007. This increase is principally attributable to higher levels of spending for furniture, equipment and software additions in the year 2006 ($974,000) relative to the year 2003 ($650,000), the majority of these asset additions being depreciated over a three-year life.

RESTRUCTURING AND OTHER CHARGES. In the nine months ended September 30, 2007, we recorded $91,000 in charges related to efforts in prior quarters to streamline operations, consisting primarily of the amortization of the discount incorporated into the restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. This charge, which represents a $23,000, or 34%, increase in the year-to-date 2006 expense, incorporates a recent increase in future lease rate projections for the Chicago office space, most of which is not recoverable from sub lessees.

OTHER INCOME, NET

Other income, net, decreased by $39,000, or 9%, in the nine months ended September 30, 2007 as compared to the period ended September 30, 2006. The combination of a reduction in interest income of $24,000 and an increase in interest expense of $65,000 was mostly offset by a combination of $27,000 in higher net foreign currency gains and a decrease in state franchise tax payments of $33,000.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2006 and the first three quarters of 2007 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the nine-month periods ended September 30, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds. (See Note 9 to the condensed consolidated financial statements.)

In the first nine months of 2007 and the year ended December 31, 2006, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of computer equipment and related services, amounting in the aggregate to $403,000 and $425,000, respectively.

At September 30, 2007, we had cash and cash equivalents of $10.2 million, as compared to $12.8 million at September 30, 2006 and $17.2 million at December 31, 2006. Also at September 30, 2007, we had no long-term or short-term debt, other than obligations under capital lease financings. The current and non-current restricted cash balances of $80,000 and $438,000, respectively, at September 30, 2007 represent cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash used in operating activities for the nine months ended September 30, 2007 was $6.8 million, as compared to $4.3 million in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash used in operating activities consisted principally of the net loss of $8.9 million, less non-cash items depreciation and amortization of $803,000 and stock-based compensation of $1.8 million, and year-to-date decreases in deferred revenue and accounts payable of $1.4 million and $567,000, respectively, partially offset by a $1.4 million decrease in accounts receivable. The $1.4 million decrease in deferred revenue was primarily attributable to (i) the recognition into revenue during the period ended September 30, 2007 of $1.8 million in previously-deferred license fees (see table under “Results of Operations—Comparison of the Three Month Periods Ended September 30, 2007 and 2006 – Net Revenues” in this Item 2), (ii) a $924,000 decrease in deferred maintenance fees, of which about one-half is due to the seasonality effect described below in connection with the change in accounts receivable and the balance due to recognition during 2007 of previously-deferred support revenues, and (iii) the recognition into year-to-date services revenue of $820,000 that had been included in deferred revenue at December 31, 2006, partially offset by a $1.8 million increase in deferred subscription fees, resulting from the significant increase in our inforce subscription business. The $652,000 decrease in accounts payable is largely a result of the balance at December 31, 2006 being historically high, the $2.0 million balance at September 30, 2007 being more in line with recent quarter ends. The $1.4 million decrease in accounts receivable was primarily attributable to (i) a $406,000 decrease in maintenance and support renewal billings in the third quarter of 2007 versus the fourth quarter of 2006, such seasonality being the end result of a significant portion of our customers having requested calendar year billing cycles for maintenance and support renewals regardless of the anniversary date of their license agreements, and (ii) a combination of improved collection experience with license and subscription billings and a reduction in professional services billings relative to the quarter ended December 31, 2006.

For the nine months ended September 30, 2006, net cash used in operating activities consisted principally of our net loss of $11.4 million, as reduced by non-cash items depreciation and amortization of $1.0 million and stock-based compensation of $912,000, partially offset by a $2.9 million decrease in accounts receivable and a $2.0 million increase in deferred revenue. The $2.9 million decrease in accounts receivable was principally attributable to (i) a $1.8 million decrease in the value of non-subscription license agreements executed during the quarter ended September 30, 2006 versus the quarter ended December 31, 2005 and (ii) decreases in billings for maintenance and support renewals and subscription renewals of $378,000 and $278,000, respectively, during the quarter ended September 30, 2006 versus the quarter ended December 31, 2005. Because a significant portion of our customers request a calendar year billing cycle for maintenance and support renewals regardless of the anniversary date of their license agreement, maintenance and support renewal invoicing volume is generally higher in the fourth quarter each year. Also, the number and value of new subscription arrangements executed in the fourth quarter of 2005 was significantly larger than the corresponding amounts in the third quarter of 2006. The $2.0 million year-to-date increase in deferred revenue is mostly attributable to a $2.4 million increase in license fee and professional services deferrals, resulting from increased incidence of contractual acceptance clause in license agreements and to the software performance-related deferrals noted in “Critical Accounting Policies – Revenue Recognition” in this Item 2, partially offset by a $222,000 decrease in deferred maintenance and support revenue, which is a consequence of our customers’ preference for calendar year maintenance renewal periods.

Net cash used in investing activities, consisting entirely of property and equipment additions, was $511,000 for the nine months ended September 30, 2007 and $520,000 for the nine months ended September 30, 2006. In the first nine months of 2007, $403,000 of property and equipment additions was acquired under capital leases, as compared to $169,000 of such additions in the year earlier period.

Net cash provided by financing activities was $234,000 in the nine months ended September 30, 2007, consisting of $375,000 in proceeds from stock option exercises and employee stock purchases, partially offset by $141,000 in payments on capital lease obligations. Net cash provided by financing activities was $756,000 in the nine months ended September 30, 2006, consisting principally of $414,000 and $300,000, respectively, in proceeds from stock option and warrant exercises.

We currently anticipate that our cash and cash equivalents of $10.2 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$740	$338	$402	$—	$—
Operating Leases	5,263	1,889	2,420	954	—

Total Contractual Obligations	$6,003	$2,227	$2,822	$954	$—

Note: Capital Lease Obligations amounts in the above table include interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A 10% change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the nine month periods ended September 30, 2007 and 2006, or (ii) the fair value of our investment portfolios at September 30, 2007 and December 31, 2006.

At September 30, 2007, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure (the “Disclosure Controls and Procedures Purposes”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, to the reasonable assurance level, for the Disclosure Controls and Procedures Purposes.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $9.3 million in the year ended December 31, 2005, $15.8 million in the year ended December 31, 2006, and $8.9 million in the nine months ended September 30, 2007, and we had an accumulated deficit at September 30, 2007 of $159.2 million. Our recent results have been impacted by a number of factors, including decisions to defer revenue associated with one of our software products and relatively high research and development expense related to our efforts to resolve deficiencies in that product and to accelerate development of new versions of other products, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

WE CANNOT GUARANTEE THAT OUR DEFERRED REVENUE WILL BE RECOGNIZED AS PLANNED

In 2005 we became aware of certain deficiencies in the then-current version of one of our software products, which had first been shipped to customers in the fourth quarter of 2004. These deficiencies have resulted in delays and other problems with implementations of the software for several customers. Although we successfully completed implementations of the newest version of this software at three customer sites and made progress with other customer implementations during the most recent quarter, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. Also, we recently entered into concession agreements which resulted in the Company agreeing to provide a partial refund and a credit for future maintenance and support to separate customers, and we may enter into concessions with other customers in connection with this software product that will result in either credits for future services or refunds. As of September 30, 2007, we have deferred $1.3 million of otherwise-recognizable license and professional service revenue. If we are not successful in completing the implementation of the software at customer sites on a timely basis, we may not be able to recognize as much of this deferred revenue as we have projected.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE DIFFERENT LOCATIONS

We operate out of our corporate headquarters in Edison, New Jersey, engineering offices in Redwood City, California and Portland, Maine, and an office facility in London, England. We have also recently opened an engineering office in Gandhinagar, India. The geographic distance between our offices makes it more challenging for our management and other employees to collaborate and communicate with each other than if they were all located in a single facility, and, as a result, increases the strain on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which adds to this strain.

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

I-MANY, INC

Date: November 9, 2007	By:	/s/ Kevin M. Harris
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