Form 10-K
period 2007-12-31
I MANY INC
filed 2008-03-14
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2007) was approximately $92.6 million. As of March 3, 2008, 52,412,093 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2008 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2007.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results expressed or implied in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those factors discussed in Item 1A, “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

OVERVIEW

We provide software and related professional services that allow our clients to manage important aspects of their contractual relationships, including:

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

We classify our reported revenues into three revenue categories: (i) recurring revenue consists of fees generated from the provision of maintenance, support, and hosting services and subscription revenues; (ii) services revenue is comprised of professional service and training fees and reimbursable out-of-pocket expenses; and (iii) license revenue consists of non-recurring license fees generated from perpetual license agreements. Recurring revenue increased from $13.6 million, or 41.9% of total revenues, in 2005 to $19.7 million, or 48.6% of total revenues, in 2007. Services revenue decreased slightly from $13.6 million, or 41.8% of total revenues, in 2005 to $13.5 million, or 33.3% of total revenues, in 2007. License revenue increased from $5.3 million, or 16.3% of total revenues, in 2005 to $7.3 million, or 18.1% of total revenues, in 2007. The substantial increase in recurring revenues in both absolute and relative terms is largely attributable to the growth in multi-year subscription license sales, which results in greater deferred license revenue than traditional, fully-paid perpetual license sales while creating a more predictable stream of future revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers and purchasers.

We operate our business in two segments: our health and life sciences line of business and our other industries (which we call our “industry solutions”) business. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors, hospitals, group purchasing organizations and managed care organizations. Our industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, electronics, service providers, disposables, consumer durables, industrial products, chemicals, energy, apparel, and telecommunications. Our primary products and services were originally developed to manage complex contract purchasing relationships in the health and life sciences industry, and we currently count 18 of the largest 20 worldwide pharmaceutical manufacturers, ranked according to 2006 annual pharmaceutical company revenues, as customers. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base. Our customers include Bayer, Eli Lilly, AstraZeneca, GlaxoSmithKline, Novartis Pharmaceuticals, Procter & Gamble, Honeywell Aerospace, RONA, Frito Lay and Cadbury Schweppes. In 2007, approximately 77% of our revenues were from health and life sciences customers and 23% of our revenues were from industry solutions sources. See Item 8, Note 9 to Consolidated Financial Statements.

We deliver our products chiefly through two means: (1) software licensed for installation on our clients’ computer systems, and (2) to a lesser extent, software licensed and hosted on our servers, which are operated and supported by third-party providers. While some of our software products are focused solely on customers in our health and life sciences market—I-many Medicaid™ and I-many Government Pricing™, for example—many of our products are applicable to companies in both our industry solutions market and our health and life sciences market. See “Products and Services—Products” below.

THE BUSINESS-TO-BUSINESS MARKETPLACE

In our targeted industries—healthcare and life sciences, consumer products, foodservice, industrial products, chemicals, apparel and other industries where complex purchase contracts exist—the process of creating contracts and identifying and resolving contract compliance issues throughout their life cycle is often accomplished through the use of paper—based or legacy computer systems that are unsuitable for managing the volume and complexity of contracts. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates while simultaneously ensuring pricing compliance with myriad governmental regulations and other tasks associated with them often result in high administrative costs and disputes involving substantial amounts of money.

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

Flexible Product Offerings. We deliver our products through several means. We generally license and deliver our products for installation on our clients’ own computer systems. In addition, we can license our products on an application service provider basis, which means that we install the software on servers hosted and supported by third party providers, which our client then accesses over the Internet or over a secure private network. In 2004 we began to license our solutions as subscriptions, typically for a three to five year term. We believe that these delivery and licensing alternatives provide our clients with flexibility in terms of how they choose to pay for our products, and the level of internal information technology support resources they need to optimize the use.

PRODUCTS AND SERVICES

Products. To date, a significant portion of our revenues has come from the sale of software licenses and related professional services to healthcare manufacturers, distributors, group purchasing organizations and other companies in the life and health sciences customer base. Total net revenue from this customer segment represented 76% of our revenues in 2005, 74% of our revenues in 2006, and 77% of our revenues in 2007. In 2007, no single customer accounted for greater than 10% of total net revenue. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client. For a discussion of our product market segments, see Note 9 to the financial statements contained in Item 8 of this Annual Report on Form 10-K.

The following are brief descriptions of products within our Revenue Optimization for Health and Life Sciences, Contract Lifecycle Management, and Revenue Commitment Management Solution Suites:

I-many Revenue Optimization for Health and Life Sciences Solution Suite:

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

•	I-many ClaimRight™: This recently acquired product manages critical compliance applications internally and mitigates fraud, duplication, and legal liability.

•

I-many Contract Manager™: Centralizes contract content and terms in an enterprise class repository for rapid search and view capabilities. Also provides the ability to create contracts from existing templates and clauses, with collaborative workflow and an auditable approval process. Enables compliance and monitoring of specific dates and other identified events.

I-many Contract Lifecycle Management Solution Suite:

•	I-many Contract Manager™: Described above under “Revenue Optimization for Health and Life Sciences Solution Suite.”

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

Professional and Support Services. Our professional services group provides consulting services, deployment services, business analysis services, and training and customer support services. At December 31, 2007, this group was comprised of 78 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

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

CUSTOMERS

Approximately 77% of our revenue in 2007 was derived from companies in the health and life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel and others. Revenues from customers based outside the United States, primarily the United Kingdom and the Netherlands, comprised 9%, 12% and 7% of our total revenues in 2005, 2006 and 2007, respectively. At December 31, 2007, 2.3% of our total tangible assets were located outside the United States, primarily in the United Kingdom. See Item 8, Note 9 to Consolidated Financial Statements.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2007, our worldwide sales force consisted of a total of 23 employees, including 9 full-time account executives, 4 sales directors who both carry an individual quota and have supervision responsibilities, and 10 persons who were sales management or sales support employees. As of December 31, 2007, we employed 10 marketing employees. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts.

TECHNOLOGY AND PRODUCT DEVELOPMENT

As of December 31, 2007, we employed 68 people in our product development organization, which includes 18 employees in our offshore development office in Gandhinagar, India. This group is augmented by outside consultants, most of which are based off-shore. This organization is responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, product management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. We also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies that are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future. Research and development expenses totaled $11.3 million, $12.6 million and $15.6 million, respectively, in 2005, 2006 and 2007.

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

EMPLOYEES

As of December 31, 2007, we had a total of 199 employees, of whom 48 were based in Portland, Maine, 44 were based in Redwood City, California, 27 were based at our headquarters in Edison, New Jersey, 4 were based at our international office in London, 18 were based at our offshore development center in Gandhinagar, India, and 58 worked at remote locations. Of the total, 68 were in research and development, 33 were in sales and marketing, 78 were in professional and support services, and 20 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is strong and we cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

THE COMPANY’S INCREASED LEVERAGE MAY RESTRICT ITS FUTURE OPERATIONS.

The Company has substantial indebtedness, including senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. The payment of interest and principal due under this indebtedness will reduce funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness may limit the Company’s ability to incur additional indebtedness, and thereby may limit its operations and strategic expansion.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $9.3 million in the year ended December 31, 2005, $15.8 million in the year ended December 31, 2006, and $9.8 million in the year ended December 31, 2007, and we had an accumulated deficit at December 31, 2007 of $160.0 million. Our recent results have been impacted by a number of factors, including decisions to defer revenue associated with one of our software products and relatively high research and development expense related to our efforts to resolve deficiencies in that product and the accelerated development of new versions of other products, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WHEN WE WILL RECOGNIZE THE REVENUE FROM OUR FUTURE SALES

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services, often over long periods. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. The length of this evaluation process varies from client to client. Our clients have also shown an interest in licensing our software on a subscription basis, which results in deferral of payments and revenues that could otherwise be reportable if a traditional, fully-paid perpetual license were executed. Our revenue forecasts and internal budgets are based, in part, on our best assumptions about the mix of future subscription licenses versus perpetual licenses. If we enter into a larger proportion of subscription agreements than planned, we may experience an unplanned shortfall in revenues or cash during that quarter. A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues and cash. Accordingly, shortfalls in current revenues, as we have experienced in recent years, may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

WE CANNOT GUARANTEE THAT OUR DEFERRED REVENUE WILL BE RECOGNIZED AS PLANNED

In 2005 we became aware of certain deficiencies in the then-current version of one of our software products, which had first been shipped to customers in the fourth quarter of 2004. These deficiencies have resulted in delays and other problems with implementations of the software for several customers. Although we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations during the second half of 2007, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. Also, we have entered into concession agreements which resulted in the Company agreeing to provide a partial refund and a credit for future maintenance and support to specific customers, and we may enter into concessions with other customers in connection with this software product that will result in either credits for future services or refunds. As of December 31, 2007, we have deferred $671,000 of otherwise-recognizable license and professional service revenue. If we are not successful in completing the implementation of the software at customer sites on a timely basis, our income and financial condition may be materially adversely affected, including that we may not be able to recognize as much of this deferred revenue as we have projected.

OUR CASH FLOW FROM OPERATIONS HAS BEEN NEGATIVE AND WILL LIKELY CONTINUE TO BE NEGATIVE UNTIL WE RETURN TO SUSTAINED PROFITABILITY

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

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

In the near term we expect to continue our product research and development efforts at levels similar to current expenditures. We have had quality issues with one of our software products, which have affected our sales and have caused us to defer revenue recognition, and these issues may continue. We may consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on terms acceptable to us. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

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

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE DIFFERENT LOCATIONS

We operate out of our corporate headquarters in Edison, New Jersey, engineering offices in Redwood City, California, Portland, Maine and Ambler, Pennsylvania, and an office facility in London, England. We have also recently opened an engineering office in Gandhinagar, India. The geographic distances between our offices makes it more challenging for our management and other employees to collaborate and communicate with each other than if they were all located in a single facility, and, as a result, increases the demand on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which adds to this demand.

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

We lease approximately 15,400 square feet of office space in Edison, New Jersey under a lease expiring in 2009, for use by executive, professional services and administrative personnel in both our business segments. A portion of our development, customer support and administrative offices for both market segments are located in approximately 10,700 square feet of leased office space located in Portland, Maine under a lease expiring December 31, 2008. Also, we lease approximately 10,400 square feet of office space in Redwood City, California under a lease expiring in 2008, for use by development, sales and marketing personnel in primarily our other industries market segment. In addition, we lease or sublease approximately 20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011, all of which is subleased under terms expiring in 2011; 3,900 square feet of office space in London, England under a lease expiring in 2011, of which approximately one-half is subleased under terms expiring in 2011; 4,125 square feet of office space in Ambler, Pennsylvania, under a sublease expiring in 2008; and 1,300 square feet of office space in Gandhinagar, India, under a lease expiring in 2012.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations. We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and certain biographical information regarding the executive officers of the Company.

JOHN A. RADE, age 73, has served as a director since July 2005, as Chairman of the Board since August 8, 2005, and as our President and Chief Executive Officer since August 15, 2006. Mr. Rade was the President and CEO of AXS-One, Inc., formerly Computron Software, Inc., a publicly-traded software company, from 1997 until his retirement in 2004. Before joining Computron, he managed the pharmaceutical industry practice for American Management Systems, Inc., a management consulting and information technology company. He was a founder of S-Cubed, Inc., a developer and marketer of advanced software development tools. Mr. Rade’s career in software and information technology includes international management postings, spans several decades and includes leadership roles in other software development companies, management consulting and industrial automation. Mr. Rade holds a BS in Physics from John Carroll University.

DAVID L. BLUMBERG, age 46, has served as I-many’s Executive Vice President of Fulfillment Services since May 2006. From July 2005 through April 2006, Mr. Blumberg served as President of David Blumberg and Associates, a consulting firm in the Life Sciences Industries. From August 1990 through June 2005, Mr. Blumberg worked at Accenture, LLP in a number of roles, including managing partner, global account partner and industry lead partner in the Pharmaceutical and Medical Products practice. Mr. Blumberg holds an M.B.A. from the Wharton School and a B.S. in Mechanical Engineering from the Ohio State University.

KEVIN M. HARRIS, age 45, has served as I-many’s Chief Financial Officer since June 2003. From January 2001 to April 2003, Mr. Harris served as division controller for Hewlett Packard’s middleware division. From March 2000 to January 2001, Mr. Harris served as the corporate controller for Bluestone Software. From October 1998 to December 1999, Mr. Harris worked for Marketing Specialists, a food sales and marketing organization, as executive vice president of their mid-Atlantic division. From November 1996 to October 1998, Mr. Harris worked for Rogers-American Company, a food sales and marketing organization, as vice president/general manager of their Philadelphia office. Mr. Harris holds B.S. and M.B.A. degrees from Drexel University.

LAWRENCE LINDSEY, age 41, has served as I-many’s Executive Vice President of Product Operations since he joined the Company in April 2007. From September 2006 to April 2007, Mr. Lindsey served as vice president of engineering at Symantec Corporation for online platform and partner services. From September 2004 to September 2006, Mr. Lindsey was vice president of engineering for Nsite Software (now a unit of NASDAQ-traded Business Objects S.A.), with responsibility for all product strategy, development, and production operations. From September 1997 to August 2004, he held various senior management positions at Oracle Corporation, including senior director of development for the Healthcare Industry Group. Mr. Lindsey holds a Bachelor of Science in Computer Science from the University of Southern California.

ROBERT G. SCHWARTZ, JR., age 42, has served as I-many’s Vice President, General Counsel and Secretary since September 2001. Prior to joining I-many, Mr. Schwartz has served as vice president, general counsel, secretary and a director of Emptoris, Inc., a developer of strategic sourcing software; assistant general counsel of Cambridge Technology Partners, a publicly-held software integration services provider; vice president, general counsel and secretary of Astea International Inc., a publicly-held developer of customer relationship management software; and as an associate at Goodwin Procter LLP, a national law firm. Mr. Schwartz holds a B.A. from Amherst College and a J.D. from Harvard Law School.

A. TODD SHYTLE, age 47, has served as our Senior Vice President of Sales since March 2007 and as Vice President of Sales since July 2004. He has been with the Company since 1999 and has served in sales management roles since January 2004, including as Vice President of Sales for Life Sciences. Prior to joining I-many, Mr. Shytle was responsible for sales and market development in the life sciences industry for Manugistics, Inc., a provider of software and services for supply chain management. He has also served in various sales roles at Johnson & Johnson, United States Surgical Corporation, and Eastman Kodak. Mr. Shytle holds an M.B.A. from the School of Business at Queens College in Charlotte, North Carolina.

MICHAEL T. ZUCKERMAN, age 51, has served as I-many’s Senior Vice President of Marketing since February 2007. From March 2006 through December 2006, Mr. Zuckerman served as Senior Vice President & General Manager of Immersion Corporation’s 3D Business Unit. From October 2004 through March 2006, Mr. Zuckerman served as the Senior Vice President & General Manager of Immersion Corporation’s Industrial Business Unit. From October 2003 through October 2004, Mr. Zuckerman served as Immersion Corporation’s Senior Vice President, Marketing. From June 2000 through June 2003, Mr. Zuckerman served as Vice President of Marketing for Verity, Inc. From July 2003 through September 2003, he served as Verity’s Vice President of Sales for America’s West. Prior to joining Verity, Inc. Mr. Zuckerman served as Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products. Mr. Zuckerman holds a B.S. in Electrical Engineering from the University of Maryland.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “IMNY.” The following table sets forth the high and low closing sales prices per share for our common stock as reported on the NASDAQ Global Market for each full quarterly period within the two most recent fiscal years. As of March 3, 2008, there were 216 holders of record of our common stock.

Three Months Ended	Price Range of Common Stock
	High	Low
December 31, 2007	$3.34	$2.81
September 30, 2007	2.88	2.30
June 30, 2007	2.75	1.71
March 31, 2007	1.99	1.64
December 31, 2006	2.00	1.63
September 30, 2006	2.43	1.82
June 30, 2006	2.40	1.55
March 31, 2006	1.78	1.36

We have never paid dividends and do not anticipate paying dividends in the foreseeable future.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return on I-many’s common stock with The NASDAQ Global Market Index (U.S. companies) and Morgan Stanley High Tech Index for the period from January 1, 2003 to December 31, 2007. The comparison assumes that $100 was invested on January 1, 2003 in I-many’s common stock and in each of the comparison indexes, and assumes reinvestment of dividends, where applicable. Stock price performance, presented for the period from January 1, 2003 through December 31, 2007, is not necessarily indicative of future results. This stock price performance information is “furnished” and not “filed” and shall not be deemed “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended.

	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007
I-many, Inc.	$100.00	$70.42	$105.63	$98.59	$116.20	$218.31
NASDAQ Composite	100.00	149.89	165.01	169.26	188.17	207.11
Morgan Stanley High Technology	100.00	149.35	159.40	160.89	176.63	205.24

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2007 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2003		2004		2005	2006	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$39,412		$38,413		$32,576	$29,575	$40,552
Net loss	(39,491)		(7,290)		(9,305)	(15,815)	(9,808)
Net loss per share	(0.98)		(0.18)		(0.21)	(0.33)	(0.19)

	AS OF DECEMBER 31,
	2003		2004		2005	2006	2007
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$8,914	(1)	$6,098	(1)	$16,805	$17,232	$28,588
Short-term investments and available for sale Securities	14,969	(1)	14,610	(1)	—	—	—
Working capital	20,269		14,645		9,407	3,047	12,432
Total assets	49,569		44,198		38,472	36,985	47,667
Capital lease obligations, including current portion	837		160		21	394	573
Long-term debt obligations	—		—		—	—	17,000
Total stockholders’ equity	29,155		25,870		18,356	11,454	4,623

(1)	As restated, pursuant to the Company’s determination that its method of classifying investments in certain auction rate securities as cash and cash equivalents in its 2003 and 2004 financial statements was in error.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 18 of the 20 largest world-wide pharmaceutical manufacturers, ranked according to 2006 annual pharmaceutical company revenues. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base.

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products, and product subscription revenues, accounted for 48.6% of net revenues in 2007 versus 53.6% of net revenues in 2006. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 33.3% of net revenues in 2007 versus 41.0% of net revenues in 2006. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 18.1% of net revenues in 2007 versus 5.4% of net revenues in 2006.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding amortization and noncash stock compensation) remained fairly steady—ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we began increasing our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies—Revenue Recognition” in this Item 7, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. During the three-month period ended March 31, 2007, our spending on research and development as a percentage of revenues reached its highest level in seven years. However, research and development quarterly expenses have since decreased by $824,000, or 19.1%, in the three-month period ended December 31, 2007. Our total employee headcount has increased from 170 at March 31, 2004 to 199 at December 31, 2007.

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

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes, which bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company from the sale of the notes were approximately $15.8 million, after deducting commissions and other fees.

On February 20, 2008, we completed our purchase of the assets related to the “ClaimRight” data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for $2.2 million in cash. Of this amount, $600,000 is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The Company has incurred approximately $130,000 in transaction costs in connection with this purchase. The ClaimRight business is located in Ambler, Pennsylvania and markets software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase will provide the Company with an established customer base and technology that will enhance its product offering to its pharmaceutical manufacturing clients.

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

In 2007, we began to classify our reported net revenues into three revenue categories—Recurring, Services and License revenues—after having previously reported our revenues as being either Product or Service. Recurring revenue consists of (i) fees generated from the provision of maintenance, support, and hosting services and (ii) subscription revenues. Services revenue is now comprised of professional service and training fees and reimbursable out-of-pocket expenses. License revenue consists of non-recurring license fees generated from perpetual license agreements.

We offer current and prospective customers the option to enter into a subscription agreement as an alternative to our standard perpetual license contract model. We believe our subscription offering has expanded the market to customers that find regular subscription payments an easier and more flexible implementation of our software, and subscription arrangements have the potential to provide us with smoother and more predictable revenue growth. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly or annual installments commencing upon execution of the agreement. Prior to 2006, more than half of the executed subscription arrangements included a provision allowing the agreement to convert free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. Beginning in 2006, we have generally discontinued including free-of-charge perpetual conversion provisions in new subscription arrangements. Also included in subscription revenues are license fees generated from perpetual license arrangements with rights to unspecified additional products, which are treated as subscription arrangements for accounting purposes. For subscription arrangements which include rights to specified products which are not yet generally available to customers, revenue recognition is deferred until all elements of the arrangement including any such specified products have been delivered. For all other subscription arrangements, we recognize all revenue ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on our consolidated balance sheet.

Maintenance and customer support fees are recognized ratably over the term of the maintenance contract, which is generally twelve months. When maintenance and support is included in the total license fee, we allocate a portion of the total fee to maintenance and support based upon the price paid by the customer when sold separately, generally as renewals in the second year.

Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, we provide for anticipated losses in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in our annual off-site user training conferences.

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred product revenues and recognized when the product is shipped to the customer or when otherwise earned.

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2006, 17 of the 29 license contracts (minimum value of $50,000) that were sold were treated as subscription arrangements for accounting purposes. In 2007, 18 of the 35 license contracts (minimum value of $50,000) that were sold were likewise accounted for as subscriptions. During 2006 and 2007, we recognized $2.7 million and $5.4 million, respectively, in recurring revenue related to such agreements. For 2008, we anticipate that subscription arrangements will continue to represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions had been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services since the beginning of the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of December 31, 2006 and 2007, we have reversed and deferred cumulative amounts of $3.5 million and $671,000, respectively, of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions. Also, see the Risk Factor entitled “We Cannot Guarantee That Our Deferred Revenue Will Be Recognized as Planned” in item 1A of this Annual Report on Form 10-K.

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

We adopted FAS 123(R) using the modified prospective method, pursuant to which our financial statements for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, we used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Under the intrinsic value method, compensation associated with such grants and awards was determined as the excess, if any, of the current fair value of the underlying common stock on the date of grant over the price an employee or director must pay to exercise the award.

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

The Company’s calculations of the fair value of stock option grants, including valuations for pre-2006 pro forma calculations, were made using the Black-Scholes option pricing model with the following assumptions, and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2005	2006	2007
Risk-free interest rates	4.05-4.54%	4.6-5.05%	3.7-5.1%
Expected volatility	70-80%	60-70%	50-60%
Expected dividends	0%	0%	0%
Expected term (in years)	6.25	2.5-10	5.3-7.5
Weighted average grant-date fair value of options granted during the year	$1.07	$1.16	$1.21

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

Goodwill

Goodwill is tested for impairment at the reportable segment level, which is the same as the reporting unit level, using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess “purchase price” over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value. If the assumptions we used to estimate fair value of goodwill change, there could be an impact on future reported results of operations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2007. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

NET REVENUES

Net revenues increased by $11.0 million, or 37.1%, to $40.6 million for the year ended December 31, 2007 from $29.6 million for the year ended December 31, 2006. Recurring revenue increased by $3.9 million, or 24.4%, to $19.7 million for the year ended December 31, 2007 from $15.9 million in the same period a year earlier, primarily attributable to increases of (i) $2.3 million, or 92.7%, in subscription revenue in the life sciences segment and (ii) $1.2 million, or 15.1%, in maintenance and support revenues in our life sciences segment, which was attributable to continued growth in our maintenance-paying, installed customer base in that segment. As indicated above in this Item 7, subscription arrangements have represented a substantial proportion of license contracts since their introduction in 2004 and our recognized subscription revenues have increased significantly during this period. Service revenue increased by $1.4 million, or 11.3%, to $13.5 million in the year ended December 31, 2007 versus $12.1 million in 2006. The current year’s amount included $1.8 million in previously-deferred service revenues for work performed in prior reporting periods. Excluding the catch-up deferral recognition, service revenues were lower relative to 2006 due to a significant decrease in billable consulting work performed in our industry solutions segment. License revenues increased by $5.7 million, or 359.1%, to $7.3 million for the year ended December 31, 2007 from $1.6 million in 2006.

As indicated in the table below, the gross value of license contracts sold during 2007 increased by 17.5% versus 2006, due primarily to an increase in the number of license transactions (minimum value of $50,000) from 29 to 35. License revenue during 2007 included $2.7 million of previously-deferred revenues in connection with license agreements sold in prior periods, as compared to no recognition of any such deferred revenues during 2006. Also, while most of the license transactions executed in both 2006 and 2007 were either accounted for as subscription arrangements or had conditions such as software acceptance testing which result in deferral of license revenue recognition, the proportion of transactions represented by such deals was smaller in 2007 which contributed to the increase in license revenue versus 2006. We believe that a significant proportion of future license contracts will likewise be subscription arrangements or will have conditions which mandate deferred revenue recognition. As a result, in future reporting periods we expect recognized revenues to exclude portions of the license revenue generated from contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.

Reconciliation of Value of License Transactions to Reportable Product Revenue

	Three months ended December 31,		Twelve months ended December 31,
	2006	2007	2006	2007
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,789	$3,586	$12,435	$15,543
Industry Solutions	232	644	1,967	1,377

	4,021	4,230	14,402	16,920
Add license revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences	—	767	—	1,824
Industry Solutions	—	142	—	861

	—	909	—	2,685
Less value of license contracts sold in current period and not currently recognizable:
Health and Life Sciences	3,754	2,396	10,889	11,334
Industry Solutions	218	641	1,915	930

	3,972	3,037	12,804	12,264

License revenue recorded:
Health and Life Sciences	35	1,957	1,546	6,033
Industry Solutions	14	145	52	1,308

	$49	$2,102	$1,598	$7,341

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of our past operational performance and also our prospects for the future. This reconciliation of license revenues is made with the intent of providing a more complete understanding of our sales performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred license arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current license revenue, which in each period consists of the total value of licenses sold in current periods, plus license revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold amounts are license and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies—Revenue Recognition” in this Item 7) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions. The gross value of license contracts sold also includes amounts that are not yet contractually billable to customers, and any such unbilled amounts are not reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. Also, payouts under our sales compensation and executive bonus plans are based in large part on the gross values of license contracts sold in each period. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States. There can be no assurance that the full value of licenses sold and deferred to future reporting periods will ultimately be recognized as total net revenues.

Total net revenues derived from our health and life sciences segment increased by $9.5 million, or 43.3%, to $31.4 million for the year ended December 31, 2007 from $21.9 million in the prior year. Essentially all revenue sources contributed to this segment’s performance with the principal increases being: (i) $4.5 million, or 290.1%, in license fees, (ii) $2.3 million, or 92.7%, in subscriptions, (iii) $1.5 million, or 16.3%, in professional services, and (iv) $1.2 million, or 15.1%, in non-subscription maintenance and support. As indicated in the above table, the gross values of license contracts sold in this segment during the year ended December 31, 2007 increased by $3.1 million, or 25.0%, versus 2006 due primarily to an increase in the number of license transactions. Segment license revenue during the year ended December 31, 2007 included $1.8 million of previously-deferred revenues in connection with license agreements sold in prior periods. Approximately one-third of the increase in services revenue was comprised of current year recognition of previously-deferred consulting work, with the balance of the increase mostly attributable to higher demand for consulting work in connection with changes in government regulation (i.e., the Deficit Reduction Act of 2005). The increase in maintenance and support revenue relative to the prior year was attributable primarily to growth in our installed maintenance-paying customer base, particularly in connection with our recent releases of the I-many Contract Management Suite for Life Sciences™, and to a lesser extent a non-recurring $328,000 back maintenance charge to a single customer.

Total net revenues derived from the industry solutions segment increased by $1.5 million, or 19.6%, to $9.2 million for the year ended December 31, 2007 from $7.7 million in 2006. This increase was attributable to the recognition of $2.1 million in previously-deferred revenues in connection with license agreements and related services sold in prior years. Excluding the catch-up deferral recognition, professional services revenues in this segment were lower in 2007 versus 2006 by $1.0 million. As indicated in the above table, the gross value of license contracts sold in this segment during 2007 decreased by $590,000, or 30.0%, versus 2006, continuing a trend of declining annual licensing activity that began in 2003, and this trend has been a key contributor to the decline in professional services revenue opportunities. Licensing activity in the industry solutions segment has been negatively affected by product defect issues in one of our key software products (see “Critical Accounting Policies—Revenue Recognition” in this Item 7 above) and management is uncertain as to when it expects licensing activity in this segment to begin growing.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue for the year ended December 31, 2007 was unchanged at $6.4 million versus the year ended December 31, 2006. Increases of $409,000 in salary and related costs, resulting principally from merit increases and an increase in average headcount of 3 employees, and $63,000 in noncash stock compensation was entirely offset by a $328,000 decrease in consulting fee expenses and sundry other expense reductions. As a percentage of recurring revenue, cost of recurring revenue decreased to 32.2% for the year ended December 31, 2007 from 40.1% for the year ended December 31, 2006, with this decrease being entirely attributable to higher recurring revenue in 2007.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue increased by $445,000, or 4.2%, to $11.0 million in the year ended December 31, 2007 from $10.6 million in the year ended December 31, 2006. This increase is principally attributable to increases of (i) $360,000 in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, (ii) $254,000 in salary and related costs, primarily due to annual merit increases, and (iii) $111,000 in noncash stock compensation costs, partially offset by a $263,000 decrease in travel expenses. As a percentage of service revenues, cost of services revenue decreased to 81.8% for the year ended December 31, 2007 from 87.3% for the year ended December 31, 2006.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology increased by $31,000, or 12%, to $300,000 for the year ended December 31, 2007 from $269,000 in the year ended December 31, 2006. This increase was attributable to the accelerated amortization of certain prepaid royalty amounts since sales of our products which require payments of royalties to third parties actually decreased from the prior year.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $185,000 in the year ended December 31, 2007, which represents a $297,000, or 62%, decrease in amortization from the prior year. This decrease is attributable to the intangible assets in connection with the acquisitions of NetReturn, LLC and Menerva Technologies, Inc. becoming fully-amortized during the first quarter of 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense increased by $756,000, or 8.1%, to $10.1 million in the year ended December 31, 2007 from $9.3 million in the year ended December 31, 2006. This increase is primarily attributable to a $543,000 increase in commission costs, resulting primarily from a 17.5% increase in the gross value of license contracts sold in 2007 versus 2006 and to an increase in draw payments instituted as part of a sales staff retention plan. Also, salary costs increased by $314,000 in 2007 as compared to the prior year due to a change in the headcount mix to more highly-compensated employees. As a percentage of total net revenues, sales and marketing expense decreased to 24.9% in 2007 versus 31.5% in 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses increased by $3.0 million, or 24.2%, to $15.6 million for the year ended December 31, 2007 from $12.6 million for the year ended December 31, 2006. This increase was principally comprised of increases of (i) $1.1 million in consulting costs, (ii) $1.1 million in salary and related costs, resulting from merit increases, higher staff levels, and one-time severance payments, and (iii) $259,000 in noncash stock compensation costs. The increases in salary-related and consulting costs were mostly attributable to our ramping up resources for the development of next generation products for our health and life sciences segment, which were released in late December 2007. As a percentage of total net revenues, research and development expense decreased to 38.5% in 2007 versus 42.6% in 2006 because of the relatively larger increase in net revenues relative to the prior year. Our spending on research and development expenses reached its highest point since our initial public offering in 2000 in both absolute terms and as a percentage of revenue during the first quarter of 2007. Subsequently, spending levels decreased an average of 6.8% per quarter through the end of 2007, with spending as a percentage of revenues during the fourth quarter of 2007 reaching its second lowest level since the first quarter of 2002. Management expects spending levels on research and development to remain stable through the first half of 2008.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance, legal and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses increased by $792,000, or 14.5%, to $6.2 million for the year ended December 31, 2007 from $5.4 million for the year ended December 31, 2006. This increase in general and administrative expenses was primarily attributable to increases of (i) $414,000 in salary and related costs, which was caused by higher executive bonus payments and merit pay increases, and (ii) $337,000 in noncash stock compensation costs, resulting mostly from stock option grants to our chief executive officer. As a percentage of total net revenues, general and administrative expenses decreased to 15.4% for the year ended December 31, 2007 from 18.4% for the year ended December 31, 2006.

DEPRECIATION. Depreciation expense increased by $67,000, or 8%, to $891,000 in the year ended December 31, 2007 from $824,000 in the year ended December 31, 2006. This increase is principally attributable to an increase in the level of furniture, equipment and software additions to $1.0 million in 2007 as compared to annual average additions of $785,000 for the years 2004 through 2006.

RESTRUCTURING AND OTHER CHARGES. In the year ended December 31, 2007, we recognized $93,000 in charges related to efforts in prior years to streamline operations. This charge represents the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings, which occurred in 2003. In the year ended December 31, 2006, we recorded $103,000 in such charges.

OTHER INCOME, NET

Other income, net, decreased by $142,000, or 24%, to $443,000 in the year ended December 31, 2007 versus $585,000 in 2006. The combination of a reduction in interest income of $111,000 and an increase in interest expense of $109,000 was partially offset by $26,000 in higher net foreign currency gains and a decrease in state franchise tax payments of $36,000. The reduction in interest income resulted from lower investable cash balances during 2007 and a drop in interest rates. The increase in interest expense was mostly attributable to a prior year sales tax assessment.

INCOME TAXES

We incurred operating losses for all quarters in 2007 and 2006 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the years ended December 31, 2007 and 2006.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

NET REVENUES

Net revenues decreased by $3.0 million, or 9.2%, to $29.6 million for the year ended December 31, 2006 from $32.6 million for the year ended December 31, 2005. License revenues decreased by $3.7 million, or 70.0%, to $1.6 million for the year ended December 31, 2006 from the prior year. As indicated in the table below, the gross value of license contracts sold during 2006 increased by 2.7% versus 2005, due primarily to an increase in the average selling price as the number of license transactions (minimum value of $50,000) decreased from 37 to 29. However, most of the revenue from the license transactions executed in 2006 was deferred to future reporting periods because 24 of the 29 license deals executed in 2006 were either accounted for as subscription arrangements or have conditions, for example, software acceptance testing, which result in deferral of license revenue recognition.

Reconciliation of Value of License Transactions to Reportable Product Revenue

	Three months ended December 31,		Twelve months ended December 31,
	2005	2006	2005	2006
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,912	$3,789	$11,442	$12,435
Industry Solutions	155	232	2,582	1,967

	4,067	4,021	14,024	14,402
Add license revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences	—	—	1,476	—

	—	—	1,476	—
Less value of license contracts sold in current period and not currently recognizable:
Health and Life Sciences	2,221	3,754	8,464	10,889
Industry Solutions	52	218	1,718	1,915

	2,273	3,972	10,182	12,804

License revenue recorded:
Health and Life Sciences	1,691	35	4,454	1,546
Industry Solutions	103	14	864	52

	$1,794	$49	$5,318	$1,598

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. See discussion following the reconciliation table in “Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Net Revenues” in this Item 7.

Total net revenues derived from the health and life sciences segment decreased by $2.7 million, or 11.1%, to $21.9 million for the year ended December 31, 2006 from $24.6 million in the prior year. The decrease was comprised principally of decreases in this segment’s license revenues and professional services revenues of $2.9 million, or 65.3%, and $1.7 million, or 16.1%, respectively, partially offset by increases in segment subscription and support revenues of $1.5 million, or 140.0%, and $297,000, or 3.6%, respectively. The decrease in license revenue notwithstanding, the gross value of license contracts sold in this segment during 2006 increased by $993,000, or 8.7%, relative to the year earlier period, due to a 44% increase in the average selling price partially offset by a 25% decrease in the number of license transactions. As indicated above, subscription arrangements and other agreements with deferral conditions constituted a significant proportion of our new license arrangements in 2006, and thus much of the revenue generated from the new licenses was deferred to future periods.

Total net revenues derived from the industry solutions segment decreased by $269,000, or 3.4%, to $7.7 million for the year ended December 31, 2006 from the prior period. Segment license revenues decreased by $811,000, or 93.9%, to $53,000 in 2006 from $864,000 in 2005, while segment hosting revenues increased by $437,000, or 94.2%, to $901,000 in 2006 from $464,000 in 2005. The decrease in license revenues was largely attributable to nearly all license fees in connection with 2006 license transactions in this segment having been deferred to future periods because all significant agreements were structured as subscription arrangements or included contractual acceptance clauses. Also, the total gross value of license contracts sold in this segment during 2006 decreased by $615,000, or 23.8%, versus 2005 due to decreases in both the number of license transactions and the average selling price. Licensing activity in the industry solutions segment was negatively affected by product defect issues in one of our key software products (see “Critical Accounting Policies—Revenue Recognition” in this Item 7 above).

Overall recurring revenues increased by $2.2 million, or 16.2%, primarily comprised of increases of (i) $1.3 million, or 135.6%, in subscription revenue in the life sciences segment, (i) $536,000, or 67.6%, in hosting revenues across both segments and (ii) $502,000, or 6.3%, in maintenance and support revenues in our life sciences segment, which was attributable to continued growth in our maintenance-paying, installed customer base in that segment. Overall services revenues decreased by $1.5 million, or 10.9% to $12.1 million in the year ended December 31, 2006 versus $13.6 million in 2005. This decrease was attributable to a $1.7 million, or 16.1%, decrease in professional services revenues in our health and life sciences segment, caused by reduced demand for consulting services in connection with large-scale implementation projects.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue increased by $1.5 million, or 32.0%, to $6.4 million for the year ended December 31, 2006 from $4.8 million for the year ended December 31, 2005. This increase is primarily attributable to increases of (i) $747,000 in salary and related costs, resulting principally from an increase in average headcount of 6.5 employees, (ii) $466,000 in data center hosting fees, reflecting the increase in demand for hosting services discussed above, and (iii) $122,000 in noncash stock compensation costs, resulting from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123(R)”). As a percentage of recurring revenue, cost of recurring revenue increased to 40.1% for the year ended December 31, 2006 from 35.3% for the year ended December 31, 2005.

COST OF SERVICES REVENUE. Cost of services revenue increased by $635,000, or 6.4%, to $10.6 million for the year ended December 31, 2006 from $10.0 million for the year ended December 31, 2005. This increase is primarily attributable to increases of (i) $1.3 million in the cost of consultants, resulting from the need to augment our professional services staff on certain implementation engagements, and (ii) $212,000 in noncash stock compensation costs, resulting from our adoption of FAS 123(R), partially offset by a reduction of $685,000 in salary and related costs, resulting principally from a decrease in average headcount of 8 employees. As noted in “Critical Accounting Policies—Revenue Recognition” in this Item 7, one of our software products has been experiencing performance defects, and consequently we increased outsourced staffing on certain implementation engagements without a corresponding increase in revenue. Largely as a consequence of this increase in nonbillable implementation services, cost of services as a percentage of service revenues increased to 87.3% for the year ended December 31, 2006 from 73.1% for the year ended December 31, 2005.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology decreased by $251,000, or 48.3%, to $269,000 for the year ended December 31, 2006 from $520,000 in the year ended December 31, 2005. This decrease is attributable to the change in the mix of license transactions, with fewer transactions with high content of third-party technology being executed in the current year relative to the year earlier period.

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

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.3 million, or 11.7%, to $12.6 million for the year ended December 31, 2006 from $11.3 million for the year ended December 31, 2005. This increase was principally comprised of increases of (i) $1.3 million in consulting costs, (ii) $285,000 in salary and related costs, resulting from an increase in average headcount of 4 employees, and (iii) $217,000 in noncash stock compensation costs, resulting from our adoption of FAS 123(R), partially offset by $513,000 in funded development credits. The increase in consulting and salary-related costs was largely attributable to our efforts to resolve product defect issues in one of our key software products (see “Critical Accounting Policies—Revenue Recognition” in this Item 7 above) and was also the result of our ramping up resources for the development of next generation products for our health and life sciences segment. Consequently, research and development expense increased significantly to 42.6% in 2006 versus 34.6% in 2005 as a percentage of total net revenues.

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

RESTRUCTURING AND OTHER CHARGES. In the year ended December 31, 2006, we recorded $103,000 in charges related to efforts in prior years to streamline operations. This charge represents the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings, which occurred in 2003. In the year ended December 31, 2005, we recorded $10,000 in credits related to efforts in prior years to streamline operations.

OTHER INCOME, NET

Other income, net, increased by $300,000, or 105%, to $585,000 in the year ended December 31, 2006 relative to $285,000 in 2005. This increase was principally comprised of a $194,000 increase in interest income, attributable to significantly higher average yields, and a $101,000 decrease in foreign currency transaction losses.

INCOME TAXES

We incurred operating losses for all quarters in 2006 and 2005 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the years ended December 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes (“Notes”), which resulted in our receipt of approximately $16.9 million in net proceeds in 2007. An additional $1.1 million in debt issuance costs were paid in 2008. The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are redeemable at par by the investors on December 31, 2010 and by the Company at any time beginning December 31, 2010. (See Note 3 to the consolidated financial statements.) The Company will use the proceeds from the sale of the Notes for general corporate and for working capital purposes.

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds. (See Note 5 to the consolidated financial statements.)

In 2007, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of $403,000 in computer equipment and related software and services. In 2005 and 2006, the amounts financed in capital lease arrangements amounted to $25,000 and $425,000, respectively.

At December 31, 2007, we had cash and cash equivalents of $28.6 million, as compared to cash and cash equivalents of $17.2 million at December 31, 2006. Also at December 31, 2007, we had $17.0 million in convertible notes payable outstanding. The current and non-current restricted cash balances of $80,000 and $351,000, respectively, at December 31, 2007 represent cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash used in operating activities for the year ended December 31, 2007 was $5.3 million, as compared to net cash used in operating activities of $6.5 million in the year ended December 31, 2006. For the year ended December 31, 2007, net cash used in operating activities consisted principally of our net loss of $9.8 million—as reduced by non-cash items depreciation and amortization of $1.1 million and stock-based compensation of $2.4 million, and a $1.7 million decrease in deferred revenue, partially offset by a $1.5 million decrease in accounts receivable and a $973,000 increase in accrued expenses. The $1.7 million decrease in deferred revenue was primarily attributable to the recognition into revenue during 2007 of $2.7 million in previously-deferred license fees (see table under “Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Net Revenues” in this Item 7), partially offset by a $696,000 increase in deferred subscription fees, which is a result of the increased popularity of subscription license arrangements. The $1.4 million decrease in accounts receivable was principally attributable to strong collection experience as Days Sales Outstanding decreased significantly from 96 days at December 31, 2006 to 52 days at December 31, 2007. The $973,000 increase in accrued expenses was mostly comprised of higher bonus accruals and an increase in sales taxes accrued.

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

Net cash used in investing activities was $565,000 for the year ended December 31, 2007 as compared to net cash used of $501,000 for the year ended December 31, 2006. Net cash used in investing activities for the years ended December 31, 2007 and 2006 consisted principally of purchases of property and equipment of $641,000 and $549,000, respectively.

Net cash provided by financing activities was $17.2 million in the year ended December 31, 2007, principally comprised of $17.0 million in proceeds from the private placement issuance of notes payable, as compared to cash provided of $7.4 million in the year ended December 31, 2006, which consisted primarily of $6.5 million in net proceeds from a private placement sale of common stock and $756,000 in proceeds from warrant and stock option exercises.

We currently anticipate that our cash and cash equivalents of $28.6 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS—As of December 31, 2007

	Payments due by Period—Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$22,525	$1,105	$2,210	$19,210	$—
Capital Lease Obligations	640	321	319	—	—
Operating Lease Obligations	4,718	1,783	2,229	706	—

Total Contractual Obligations	$27,883	$3,209	$4,758	$19,916	$—

Note: The Long-term Debt and Capital Lease Obligations amounts in the above table include interest. The Long-term Debt Obligation amounts assume that the Notes are not converted to common stock and are held to maturity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the years ended December 31, 2005, 2006 and 2007, or (ii) the fair value of our investment portfolio at December 31, 2006 and 2007.

As of December 31, 2006 and 2007, our cash and cash equivalents consisted entirely of money market investments and short-term commercial paper with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. At December 31, 2006 and 2007, we held no such short-term investments. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and have been stated at fair market value. At December 31, 2006 and 2007, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

As of December 31, 2006 and 2007, our outstanding debt consisted entirely of senior convertible notes of $0 and $17.0 million, respectively, and capital lease obligations of $394,000 and $573,000, respectively. The interest rates on the convertible notes (6.5%) and our various capital lease obligations (6.6% – 15.2%) are fixed, so we are not currently exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheets of I-many, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), I-many, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, as of January 1, 2006 the Company adopted SFAS 123R “Share Based Payment” changing their previous method of recording compensation costs related to equity awards.

/s/ BDO Seidman, LLP

BDO Seidman, LLP Woodbridge, New Jersey

March 14, 2008

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,232	$28,588
Restricted cash	80	80
Accounts receivable, net of allowances of $137 and $127 in 2006 and 2007, respectively	8,120	6,606
Prepaid expenses and other current assets	766	526

Total current assets	26,198	35,800
Property and equipment, net	1,341	1,494
Restricted cash	427	351
Deferred charges and other assets	121	1,309
Acquired intangible assets, net	231	46
Goodwill	8,667	8,667

Total assets	$36,985	$47,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,549	$2,455
Accrued expenses	4,675	6,983
Current portion of deferred revenue	15,773	13,654
Current portion of capital lease obligations	154	276

Total current liabilities	23,151	23,368
Convertible notes payable	—	17,000
Deferred revenue, net of current portion	1,256	1,664
Capital lease obligations, net of current portion	240	297
Other long-term liabilities	884	715

Total liabilities	25,531	43,044

Commitments and contingencies (Note 7)

Series A redeemable convertible preferred stock, $.01 par value Designated—1,700 and 0 shares in 2006 and 2007, respectively
Issued and outstanding—none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized—5,000,000 shares; designated—1,700 and 0 shares in 2006 and 2007, respectively
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding—51,718,992 and 52,389,284 shares in 2006 and 2007, respectively	5	5
Additional paid-in capital	161,690	164,685
Accumulated other comprehensive loss	(6)	(24)
Accumulated deficit	(150,235)	(160,043)

Total stockholders’ equity	11,454	4,623

Total liabilities and stockholders’ equity	$36,985	$47,667

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Year ended December 31,
	2005	2006	2007
Net Revenues:
Recurring	$13,645	$15,853	$19,720
Services	13,613	12,124	13,491
License	5,318	1,598	7,341

Total net revenues	32,576	29,575	40,552

Operating expenses:
Cost of recurring revenue(1)	4,810	6,351	6,351
Cost of services(1)	9,954	10,589	11,034
Cost of third-party technology	520	269	300
Amortization of acquired intangible assets	1,384	482	185
Sales and marketing(1)	8,626	9,323	10,079
Research and development(1)	11,267	12,585	15,629
General and administrative(1)	4,819	5,449	6,241
Depreciation	796	824	891
Restructuring and other charges (credits)	(10)	103	93

Total operating expenses	42,166	45,975	50,803

Loss from operations	(9,590)	(16,400)	(10,251)
Other income, net	285	585	443

Net loss	$(9,305)	$(15,815)	$(9,808)

Basic and diluted net loss per common share	$(0.21)	$(0.33)	$(0.19)

Weighted average shares outstanding	44,548	47,782	51,753

(1)	Stock-based compensation amounts included above:

Cost of recurring revenue	$11	$133	$196
Cost of services	13	225	336
Sales and marketing	3	190	337
Research and development	76	300	564
General and administrative	63	635	1,001

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	$.0001 Par Value
Balance, January 1, 2005	42,720,060	$4	$150,923	$58	$(125,115)	$25,870
Exercise of stock options	3,087,531	1	876	—	—	877
Exercise of common stock warrant	500,000	—	600	—	—	600
Issuance of restricted common stock	360,036	—		—	—	—
Stock-based compensation expense	—	—	166	—	—	166
Reduction in deferred stock-based compensation resulting from attrition	(8,000)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	163,958	—	202	—	—	202
Foreign currency translation adjustment	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(9,305)	(9,305)

Balance, December 31, 2005	46,823,585	5	152,767	4	(134,420)	18,356
Exercise of stock options	812,071	—	456	—	—	456
Exercise of common stock warrant	250,000	—	300	—	—	300
Private placement sale of common stock, net of issuance costs of $477	3,535,566	—	6,523	—	—	6,523
Issuance of restricted common stock	252,860	—	—	—	—	—
Stock-based compensation expense	—	—	1,483	—	—	1,483
Reduction in deferred stock-based compensation resulting from attrition	(72,972)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	117,882	—	161	—	—	161
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(15,815)	(15,815)

Balance, December 31, 2006	51,718,992	5	161,690	(6)	(150,235)	11,454
Exercise of stock options	525,496	—	416	—	—	416
Issuance of restricted common stock	81,132	—	—	—	—	—
Stock-based compensation expense	—	—	2,434	—	—	2,434
Reduction in deferred stock-based compensation resulting from attrition	(20,650)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	84,314	—	145	—	—	145
Foreign currency translation adjustment	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(9,808)	(9,808)

	52,389,284	$5	$164,685	$(24)	$(160,043)	$4,623

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Cash Flows from Operating Activities:
Net loss	$(9,305)	$(15,815)	$(9,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180	1,306	1,076
Provision for restructuring and other charges (credits)	(10)	103	93
Amortization of deferred stock-based compensation	166	1,483	2,434
Provision for doubtful accounts	150	—	20
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	178	1,450	1,479
Prepaid expense and other current assets	(327)	79	240
Accounts payable	(852)	1,029	(94)
Accrued expenses	(123)	332	973
Deferred revenue	3,186	3,593	(1,711)
Deferred rent	(21)	(19)	(16)
Other assets	(2)	(1)	(3)

Net cash used in operating activities	(4,780)	(6,460)	(5,317)

Cash Flows from Investing Activities:
Purchases of property and equipment	(659)	(549)	(641)
Cash paid to acquire Pricing Analytics, Inc.	(248)	—	—
Decrease in restricted cash	269	48	76
Purchases of short-term investments and available for sale securities	(2,694)	—	—
Redemptions of short-term investments and available for sale securities	17,304	—	—

Net cash provided by (used in) investing activities	13,972	(501)	(565)

Cash Flows from Financing Activities:
Proceeds from private placement of notes payable	—	—	17,000
Proceeds from private placement of common stock	—	7,000	—
Payments of issuance costs	—	(477)	(99)
Payments on capital lease obligations	(164)	(52)	(224)
Proceeds from exercise of stock options	877	456	416
Proceeds from exercise of common stock warrant	600	300	—
Proceeds from Employee Stock Purchase Plan	202	161	145

Net cash provided by financing activities	1,515	7,388	17,238

Net increase in cash and cash equivalents	10,707	427	11,356
Cash and cash equivalents, beginning of year	6,098	16,805	17,232

Cash and cash equivalents, end of year	$16,805	$17,232	$28,588

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7	$14	$53

Supplemental Disclosure of Non-cash Activities:
Property and equipment acquired under capital leases	$25	$425	$403

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

In 2007, the Company began to classify its reported net revenues into three revenue categories—Recurring, Services and License revenues—after having previously reported its revenues as being either Product or Service. Recurring revenue consists of (i) fees generated from the provision of maintenance, support, and hosting services and (ii) subscription revenues. Services revenue is now comprised of professional service and training fees and reimbursable out-of-pocket expenses. License revenue consists of non-recurring license fees generated from perpetual license agreements.

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

Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts, anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in the Company’s annual off-site user training conferences.

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped to the customer or when otherwise earned.

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also during 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of December 31, 2006 and 2007, the Company has reversed and deferred cumulative amounts of $3.5 million and $671,000, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

(d) Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the Company’s right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2006 and 2007. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

(e) Goodwill

Goodwill is tested for impairment at the reportable segment level, which is the same as the reporting unit level, using a two-step approach. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets), with the excess purchase price over the amounts assigned to assets and liabilities representing the implied fair value of goodwill. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value.

(f) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and primarily consist of money market funds and overnight investments that are readily convertible to cash. Restricted cash comprises amounts held in deposits that were required as collateral under the lease of office space in the Company’s London office, and the sublease of unused office space in the Company’s former Chicago office.

(g) Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are indicated in the table below. Repair and maintenance costs are expensed as incurred.

Description	Estimated Useful Lives
Computer software	3 years
Computer hardware	3 years
Furniture and equipment	5-7 years
Leasehold improvements	5 years*

*	Leasehold improvements are amortized over the asset’s estimated useful life or expected lease term, whichever is less.

(h) Debt Issuance Costs

Debt issuance costs are amortized into interest expense using the effective interest method over the period leading up to the earlier of (i) the maturity date of the debt or (ii) the earliest date at which the debt is redeemable at par by the creditors. Debt issuance costs net of amortization are included in deferred charges and other assets in the Consolidated Balance Sheets.

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

(k) Computer Software Developed or Obtained for Internal Use

Costs incurred for internal-use software during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset. There were no costs incurred for internal-use software during the years ended December 31, 2005, 2006 and 2007.

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

The Company had certain customers whose accounts receivable balances, including unbilled receivables, individually represented 10% or more of the Company’s total accounts receivable, as follows:

	At December 31,
	2006	2007
Customer A	12%	*
Customer B	*	20%

*	Less than 10% of the Company’s total.

None of the Company’s customers generated revenues which individually represented 10% or more of the Company’s total net revenues during the years ended December 31, 2005, 2006 or 2007.

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

Since the Company has incurred a net loss in all years presented, the calculation of diluted net loss per share excludes the following potential shares of common stock as their effect on net loss per share is antidilutive:

	Year Ended December 31,
	2005	2006	2007
Stock options	3,077,682	1,467,741	1,726,833
Stock warrants	100,175	6,586	428,078
Restricted common stock	83,196	172,219	185,999

	3,261,053	1,646,546	2,340,910

(o) Exit and Disposal Activities

During 2003 and 2004, the Company closed its Chicago and India offices and downsized its operations in Portland, Maine and London, England as part of its efforts to reduce operating expenses and consolidate its operations. Total costs incurred related to these exit and disposal activities amounted to charges of $103,000 and $93,000, respectively, in 2006 and 2007, and a $10,000 credit in 2005 (see Note 12).

(p) Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders’ equity, to be included in accumulated other comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2005, 2006 and 2007 is comprised of the following:

(Amounts in thousands)	2005	2006	2007
Net loss	$(9,305)	$(15,815)	$(9,808)
Foreign currency translation loss	(54)	(10)	(18)

Total comprehensive loss	$(9,359)	$(15,825)	$(9,826)

(q) Income Taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) regarding “Accounting for Uncertainties in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a Company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The Company adopted FIN 48 effective January 1, 2007, and its adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

(r) Stock-based Compensation

At December 31, 2007, the Company had four stock-based employee and director compensation plans and a compensatory employee stock purchase plan, which are described more fully in Note 5.

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

The Company adopted FAS 123(R) using the modified prospective method, pursuant to which the Company’s financial statement for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Under the intrinsic value method, compensation associated with such grants and awards was determined as the excess, if any, of the current fair value of the underlying common stock on the date of grant over the price an employee or director must pay to exercise the award. Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss and loss per share would have been as follows for the year ended December 31, 2005:

(Amounts in thousands, except per share data)
Net loss, as reported	$(9,305)
Add: Stock-based compensation recorded	166
Deduct: Pro forma stock-based compensation	(784)

Pro forma net loss	$(9,923)

Basic and diluted loss per share:
As reported	$(0.21)

Pro forma	$(0.22)

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

The Company’s calculations of the fair value of stock option grants, including valuations for pre-2006 pro forma calculations, were made using the Black-Scholes option pricing model with the following assumptions, and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2005	2006	2007
Risk-free interest rates	4.05-4.54%	4.6-5.05%	3.7-5.1%
Expected volatility	70-80%	60-70%	50-60%
Expected dividends	0%	0%	0%
Expected term (in years)	6.25	2.5-10	5.3-7.5
Weighted average grant-date fair value of options granted during the year	$1.07	$1.16	$1.21

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. The Company uses historical volatility of the Company’s common stock to estimate expected volatility. For the years 2005 through 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. Beginning in 2008, the expected term of options will be based on Company historical data, including, among other things, option exercises, forfeitures and cancellations, in accordance with the guidance of Staff Accounting Bulletin No. 110 issued by the Securities and Exchange Commission.

The following table summarizes the components of stock-based compensation expense for the years ended December 31:

	2005	2006	2007
	(Amounts in thousands)
Stock option grants issued prior to 2006	$86	$530	$203
Stock option grants issued subsequent to 2005	—	568	1,775
Restricted stock grants to directors and employees	80	331	408
Employee stock purchase plan	—	54	48

Total stock-based compensation expense	$166	$1,483	$2,434

As of December 31, 2007, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $2.9 million and $793,000, respectively. These costs are expected to be amortized over weighted average periods of 1.8 years and 0.7 years, respectively.

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

(t) New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) regarding “Accounting for Uncertainties in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. The Company adopted FIN 48 effective January 1, 2007, and its adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to SFAS No. 115. SFAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)), “Business Combinations,” which replaces SFAS No. 141. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses, regardless of whether consideration is involved. Under SFAS 141(R), an acquirer will recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Among its other provisions, SFAS 141(R) mandates that (i) acquisition-related costs, including any post-acquisition restructuring costs that the acquirer expected but was not obligated to incur, generally be expensed when incurred, (ii) contingent consideration be recognized and recorded at fair value at the acquisition date, with subsequent changes in fair value to be recognized in the income statement or as equity adjustments, and (iii) in-process research and development be capitalized as an indefinite-lived intangible asset until project completion, after which time its value would be amortized over the related product’s estimated useful life or expensed if there is no alternative future use. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact of SFAS 141(R).

(u) Reclassifications

Beginning in 2007, the Company has revised its presentation of net revenues into three reportable categories: (i) Recurring revenue, which consists of fees generated from the provision of maintenance, support, and hosting services and subscription revenues, (ii) Services revenue, which is comprised of professional service fees and reimbursable expenses, and (iii) License revenue, which consists of non-recurring license fees generated from perpetual license agreements. Previously, net revenues were presented as either Product revenues, comprised of license and subscription fees, or Service revenues, comprised of revenues generated from professional services, maintenance and support, and hosting arrangements. Also, in order for its various cost of revenues to be combined and presented in the same manner as its reported revenues, the Company has reclassified certain amounts previously included in Cost of services into the newly-created Cost of recurring revenue. The related amounts for 2005 and 2006 in the Consolidated Statements of Operations have been reclassified to be consistent with the current year presentation.

(2) Details of Financial Statement Components

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

	2006	2007
	(Amounts in thousands)
Computer software	$1,399	$1,632
Computer hardware	3,334	3,726
Furniture and equipment	1,279	1,351
Leasehold improvements	307	401

	6,319	7,110
Less—accumulated depreciation and amortization	4,978	5,616

Total property and equipment, net	$1,341	$1,494

Depreciation expense was approximately $796,000, $824,000, and $891,000, respectively, for the years ended December 31, 2005, 2006 and 2007.

Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of other acquired intangible assets consist of the following:

	December 31, 2006		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Acquired technology	$6,043	$5,812	$6,043	$5,997

Amortization expense for acquired technology was $1.4 million, $482,000 and $185,000, respectively, for the years ended December 31, 2005, 2006 and 2007.

Acquired intangible assets are being amortized on a straight-line basis over a four-year life. Projected future annual amortization is $46,000 for the year ended December 31, 2008.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2007
	(Amounts in thousands)
Accrued payroll and benefits	$2,071	$2,844
Accrued consulting and professional fees	1,084	848
Accrued commissions	803	835
Accrued restructuring costs	226	233
Accrued debt financing costs	—	1,087
Accrued other	491	1,136

Total accrued expenses	$4,675	$6,983

(3) Convertible Notes Payable

On December 31, 2007, the Company completed a private placement of $17.0 million of senior convertible notes (“Notes”). The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the Notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company were approximately $15.8 million, after deducting commissions and other fees. Approximately $1.1 million in debt issuance costs were not yet paid by the Company as of December 31, 2007, such amount being included in accrued expenses in the 2007 consolidated balance sheet. The $1.2 million in debt issuance costs will be amortized into interest expense using the effective interest method over the three-year period leading up to the date at which the Notes are first redeemable by the investors.

The Notes were issued in reliance upon exemptions from the registration provisions of Section 4(2) of the Securities Act of 1933 as amended, and Regulation D thereunder. The shares of common stock issuable upon conversion of the Notes have been registered with the Securities and Exchange Commission and the registration became effective as of February 27, 2008.

Until all of the Notes have been converted, redeemed or otherwise satisfied in accordance with their terms, the Company is prohibited from redeeming or repurchasing any of its capital stock (except in connection with forfeitures of unvested restricted stock), or declaring or paying any cash dividend without the prior express written consent of the holders of Notes representing at least a majority of the aggregate principal amount of the Notes then outstanding.

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

As consideration for entering into the Initial P&G Agreement, the Company granted to P&G a fully exercisable warrant to purchase 875,000 shares of its common stock. The warrant was converted into 561,960 shares of common stock via a non-cash exercise during 2000. In addition, the Company had agreed to pay P&G a royalty of up to 10% of the revenue generated from the commercial products market, as defined. As of December 31, 2002, no such royalties had been earned or paid. In February 2003, the Initial P&G Agreement was amended to delete the royalty provision, in exchange for which the Company granted to P&G a fully exercisable warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 5(g)).

(5) Stockholders’ Equity

(a) Authorized Capital

The Company has authorized capital stock of 105,000,000 shares, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares are designated for preferred stock, $0.01 par value per share. At December 31, 2006 and 2007, the Company had reserved 12,019,422 and 15,800,330 shares of common stock, respectively, for issuance upon the exercise of stock options and warrants and the conversion of convertible notes payable.

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

(c) Redeemable Convertible Preferred Stock

In July 2007, the Company retired all 1,700 designated shares of its Series A Convertible Preferred Stock, which had been originally designated by the Company in February 2002. No such shares had been outstanding since July 2002.

(d) Stock Option Plans

In March 2000, the Company adopted the 2000 Non-Employee Director Stock Option Plan, which provides for the grant of up to 562,500 shares of common stock in the form of nonqualified stock options to directors who are not employees. Each non-employee director is granted an option to purchase 62,500 shares of common stock upon initial election or appointment to the board. In addition, each non-employee director is entitled to receive an option to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders.

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

Stock options terminate 10 years after grant and vest over periods set by the Compensation Committee of the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis, except for the grants of non-qualified stock options which had a more accelerated vesting period. Certain stock option awards provide for accelerated vesting if there is a change in control. Beginning in 2006, the Compensation Committee of the Board of Directors has also granted stock options to senior executives of the Company that vest on the earlier of five years after grant or the date that specified operational milestones are attained. For the year ended December 31, 2007, the Company recognized $262,000 of accelerated stock-based compensation expense in connection with the attainment of such milestones.

The following table summarizes total common shares available for future grants of stock options and other equity awards at December 31, 2007:

2000 Non-Employee Director Stock Option Plan	37,500
2001 Employee Stock Option Plan	879,383
2001 Stock Incentive Plan	321,661
2003 Stock Incentive Plan	555,382

Total available for future grant	1,793,926

The following table summarizes stock option activity under all of the Company’s stock option plans for the years ended December 31, 2005, 2006 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	9,397,450	$1.927
Granted during 2005	1,828,412	1.618
Exercised during 2005	(3,087,531)	0.284
Canceled during 2005	(2,483,241)	3.873

Outstanding at December 31, 2005	5,655,090	1.867
Granted during 2006	3,463,100	1.931
Exercised during 2006	(812,071)	0.562
Canceled during 2006	(1,129,362)	2.153

Outstanding at December 31, 2006	7,176,757	2.002

Granted during 2007	1,844,175	2.047
Exercised during 2007	(525,496)	0.793
Canceled during 2007	(674,134)	1.908

Outstanding at December 31, 2007	7,821,302	$2.102	7.6 years	$10,599

Exercisable at December 31, 2007	3,747,069	$2.274	6.3 years	$5,877

The total intrinsic value of stock options exercised during the years ended December 31, 2005, 2006 and 2007 was $3.7 million, $1.1 million and $854,000, respectively.

(e) Restricted Stock Awards

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2007, and changes during the years ended December 31, 2005, 2006 and 2007, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	36,000	$1.570
Granted during 2005	360,036	1.480
Vested during 2005	(36,000)	1.570
Forfeited during 2005	(8,000)	1.490

Nonvested at December 31, 2005	352,036	1.480
Granted during 2006	252,860	1.737
Vested during 2006	(199,154)	1.604
Forfeited during 2006	(72,972)	1.568

Nonvested at December 31, 2006	332,770	1.582
Granted during 2007	81,132	1.749
Vested during 2007	(239,392)	1.557
Forfeited during 2007	(20,650)	1.792

Nonvested at December 31, 2007	153,860	$1.682

The total fair value of restricted shares which vested during the years ended December 31, 2005, 2006 and 2007 was $57,000, $319,000 and $373,000, respectively.

(f) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP), which authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. Because of the presence of option and discount features, the Company’s ESPP is treated for accounting purposes as a compensatory plan in accordance with FAS 123(R). As of December 31, 2007, there was $22,000 of unamortized compensation cost, net of estimated forfeitures, related to options granted under the ESPP. This cost is expected to be amortized over the remaining five months of the enrollment period in effect as of December 31, 2007.

As of December 31, 2007, a total of 503,631 shares were available for grant under the Company’s ESPP. The following table summarizes the number of shares and per share prices for purchases since January 1, 2005:

	Number of Shares	Price per Share
June 2005	91,486	$1.275
December 2005	72,472	1.170
June 2006	65,131	1.165
December 2006	52,751	1.607
June 2007	41,209	1.598
December 2007	43,105	1.836

(g) Warrants

At December 31, 2006 and 2007, the Company had warrants outstanding at exercise prices ranging from $1.20 to $13.20, as described below.

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

A summary of the Company’s outstanding warrants as of December 31, 2007 is presented below:

Expiration Date	Number of Shares	Exercise Price Per Share
February 2009	165,062	$7.50
November 2010	4,546	13.20
November 2011	1,060,663	2.11

Total shares	1,230,271

(6) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2005, 2006 and 2007. At December 31, 2007, the Company had approximately $127 million of U.S. federal net operating loss carryforwards and research and development credit carryforwards of $5.1 million. The federal net operating loss carryforwards expire in the years 2008 through 2027 and are subject to certain annual limitations. The federal research and development credit carryforwards expire in the years 2008 through 2027. Due to the uncertainty surrounding the Company’s ability to realize these net operating loss carryforwards, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

The Company adopted FIN 48 effective January 1, 2007. The Company did not have a liability related to unrecognized tax benefits as of January 1, 2007 and December 31, 2007 but has reduced its deferred tax assets by $1.1 million and $1.3 million, respectively, in connection therewith. However, because the Company has recorded a full valuation allowance on its net deferred tax assets, the effect of implementing FIN48 has been a reduction of such allowance by the respective amounts above.

The total amount of unrecognized tax benefits as of December 31, 2007 was approximately $1.3 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits that will change in the next 12 months is not significant and we do not expect the change to have a material impact on our consolidated financial statements.

The following table discloses the reconciliation of the beginning and ending balances of unrecognized tax benefits:

(Amounts in thousands)
Balance at January 1, 2007	$1,143
Gross additions based on tax positions related to current year	144

Balance at December 31, 2007	$1,287

The Company did not incur any interest and penalties. As indicated as of the date of adoption of FIN 48, the Company has elected to classify interest and penalties as a component of the provision for income taxes.

The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 2003 and forward for certain states and the years 2006 and forward for the United Kingdom.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2007
	(Amounts in thousands)
Federal net operating loss carryforwards	$40,125	$43,098
State net operating loss carryforwards	6,465	6,605
Research and development tax credits	4,605	3,860
Deferred revenue	3,855	3,341
Other	924	1,185
Less—Valuation allowance for deferred tax assets	(55,974)	(58,089)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2005	2006	2007
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(5.2)	(2.2)	(4.4)
Amortization of acquired intangible assets	4.3	0.4	(0.4)
Impairment write-offs	(170.1)	62.2	—
Stock option and warrant charges	(44.3)	0.1	3.6
Other	(4.1)	(4.7)	2.0
Valuation allowance for deferred tax asset	253.4	(21.8)	33.2

Provision (Benefit) for income taxes	—%	—%	—%

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

(7) Commitments and Contingencies

The Company leases its facilities under operating lease agreements and certain of its equipment under noncancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all noncancelable leases at December 31, 2007 are approximately as follows:

	Operating Leases	Capital Leases
	(Amounts in thousands)
Year ending December 31,
2008	$1,779	$321
2009	1,295	251
2010	934	68
2011	706	—

Total minimum lease payments	$4,714	640

Less—Amount representing interest		(67)

Present value of minimum lease payments		573
Less—Current portion of capital lease obligations		276

Capital lease obligations, net of current portion		$297

At December 31, 2007, future minimum lease commitments included an aggregate of $2.5 million related to leased office space that is no longer in service. The net present value of this $2.5 million aggregate lease commitment, as offset by future estimated sublease receipts totaling $1.5 million, is included in other long-term liabilities and accrued expenses as indicated in Note 12.

Included in property and equipment are assets acquired pursuant to capital lease arrangements as follows at December 31:

	2006	2007
	(Amounts in thousands)
Computer hardware	$375	$722
Computer software	10	15

	385	737
Less—Accumulated depreciation and amortization	71	258

	$314	$479

Total rent expense was approximately $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations. The Company is not a party to any material pending legal proceedings.

(8) Unaudited Quarterly Financial Data

	THREE MONTHS ENDED
	MARCH 31, 2006	JUNE 30, 2006	SEPT. 30, 2006	DEC. 31, 2006	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$7,618	$6,895	$7,471	$7,591	$8,353	$10,015	$10,698	$11,486
Cost of recurring revenue	1,447	1,621	1,643	1,640	1,651	1,723	1,404	1,573
Cost of services revenue	2,370	2,473	2,861	2,885	2,956	2,964	2,686	2,428
Cost of third-party technology	77	40	128	24	76	78	79	67
Amortization of acquired intangible assets	343	47	46	46	46	47	46	46
Net loss	(3,030)	(4,477)	(3,941)	(4,367)	(4,522)	(3,214)	(1,227)	(845)
Net loss per share—basic and diluted	(0.06)	(0.09)	(0.08)	(0.09)	(0.09)	(0.06)	(0.02)	(0.02)

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

	Health and Life Sciences	Industry Solutions	Unallocated	Totals
	(Amounts in thousands)
At and for the year ended December 31, 2007:
Net revenues	$31,358	$9,194	$—	40,552
Segment loss	(2,003)	(7,805)	—	(9,808)
Segment assets	39,443	2,273	5,951	47,667
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2006:
Net revenues	$21,886	$7,689	$—	$29,575
Segment loss	(2,704)	(12,955)	(156)	(15,815)
Segment assets	28,013	3,021	5,951	36,985
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2005:
Net revenues	$24,618	$7,958	$—	$32,576
Segment gain (loss)	1,343	(10,023)	(625)	(9,305)
Segment assets	30,327	2,038	6,107	38,472
Goodwill	2,716	—	5,951	8,667

For segment reporting purposes, unallocated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the 2002 acquisition of Menerva Technologies, Inc. Interest revenue, interest expense, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments. In performing the annual goodwill impairment test, goodwill is assigned to the Company’s reportable segments.

Geographic Information:

	Revenue*			Long-lived Assets
	2005	2006	2007	2005	2006	2007
				(Amounts in thousands)
United States	91%	88%	93%	$11,010	$10,327	$11,527
United Kingdom	2%	3%	2%	235	460	332
The Netherlands	3%	7%	3%	—	—	—
Canada	2%	1%	1%	—	—	—
Other	2%	1%	1%	—	—	8

Total	100%	100%	100%	$11,245	$10,787	$11,867

*	Revenues are attributed to countries based on location of customers.

(10) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2005	$402
Provisions	150
Write-offs	(19)
Currency translation adjustments	(8)

Balance at December 31, 2005	525
Write-offs	(392)
Currency translation adjustments	4

Balance at December 31, 2006	137
Provisions	20
Write-offs	(31)
Currency translation adjustments	1

Balance at December 31, 2007	$127

(11) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan as a retirement plan for its qualifying employees. In April 2006, the Company began to provide a discretionary matching contribution. The matching contributions paid by the Company during the years ended December, 31 2006 and 2007 amounted to $111,000 and $199,000, respectively. The Company made no matching contributions in 2005.

(12) Restructuring and Other Charges

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

For the years ended December 31, 2005, 2006 and 2007, the Company realized a net credit of $10,000 and charges of $103,000 and $93,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities. For 2005, the credit resulted primarily from foreign currency adjustments.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at January 1, 2005	$1,341
Restructuring credits in 2005	(10)
Payments in 2005	(212)

Balances at December 31, 2005	1,119
Restructuring provisions in 2006	103
Payments in 2006	(237)

Balances at December 31, 2006	985
Restructuring provisions in 2007	93
Payments in 2007	(239)

Balances at December 31, 2007	$839

Current portion—included in accrued expenses	$233

Noncurrent portion—included in other long-term liabilities	$606

(13) Subsequent Event

On February 20, 2008, the Company completed its purchase of the assets related to the “ClaimRight” data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for $2.2 million in cash. Of this amount, $600,000 will be held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The Company has incurred approximately $130,000 in transaction costs in connection with this purchase.

The ClaimRight business is located in Ambler, Pennsylvania and markets software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase will provide the Company with an established customer base and technology that will enhance its product offering to its pharmaceutical manufacturing clients.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears below in this Item 9A.

(c) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter or year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

I-many, Inc.

Edison, New Jersey

We have audited I-many, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. I-many, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, I-many, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of I-many, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 14, 2008

ITEM 9B.	OTHER INFORMATION.

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See “Election of Directors” and “Corporate Governance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007, which we refer to as the “2008 Proxy Statement,” which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive and Director Compensation” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, which is incorporated herein by reference.

The following table provides information as of December 31, 2007 about our common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	7,766,958	$2.10	1,418,174
Equity compensation plans not approved by security holders (2)	54,344	$1.94	879,383

Total	7,821,302	$2.10	2,297,557

(1)	Excludes securities reflected the column captioned, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	Our 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees who are not executive officers, has not been approved by our stockholders. This plan permits stock option awards (but no other forms of grant) for up to 1,000,000 shares of our common stock, provided that officers and directors may not receive options for more than 25,000 shares in the aggregate under this plan. Option awards under this plan are treated as non-qualifying options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the information set forth in the section entitled “Audit Fees and Other Matters” in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1. Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of BDO Seidman LLP, the Company’s independent registered public accounting firm, dated March 14, 2008 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2005, 2006 and 2007

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Asset Purchase Agreement by and among Global Healthcare Exchange, LLC, Global Healthcare Exchange, Inc. and I-many Validation Corporation dated January 5, 2008

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Certificate of Designation for Series A Preferred Stock

3.3(4)	Amended and Restated Bylaws

4.1(2)	Specimen certificate for shares of common stock

4.2(2)(5)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1 and the Certificate of Designation for Series A Preferred Stock filed as Exhibit 3.2)

4.3(6)	Form of Convertible Note dated December 31, 2007

10.1(2)	1994 Stock Plan

10.2(2)	1997 Stock Option/Incentive Plan

10.3(2)	2000 Stock Incentive Plan

10.4(2)*	2000 Non-Employee Director Stock Option Plan

10.5(7)*	2001 Stock Incentive Plan

10.6(8)	2001 Employee Stock Plan

EXHIBIT NO.	DESCRIPTION
10.7(9)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(10)*	2003 Stock Incentive Plan

10.9(2)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(11)*	Employment agreement, dated January 15, 2007, between Registrant and John A. Rade

10.11(12)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.12(13)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006

10.13(4)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.14(4)*	Severance Agreement between the Registrant and David L. Blumberg, dated February 8, 2007

10.15(14)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.16(15)	Securities Purchase Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.17(15)	Registration Rights Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.18(15)	Form of Warrant Agreement, dated November 1, 2006

10.19(16)	Securities Purchase Agreement, dated December 31, 2007, among the Registrant and the purchasers named therein

10.20(6)	Registration Rights Agreement, dated December 31, 2007, among the Registrant and the purchasers named therein

14.1(17)	Amended and Restated I-many, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1(18)	Audit Committee Charter

*	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007

(7)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(10)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 2, 2008

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008

(18)	Incorporated by reference to the Appendix to the Registrant’s Definitive Proxy Statement filed with the SEC on April 13, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ JOHN A. RADE
John A. Rade Chief Executive Officer, Chairman of the Board of Directors and President

Date: March 14, 2008

/s/ KEVIN M. HARRIS
Kevin M. Harris Chief Financial Officer and Treasurer

Date: March 14, 2008

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

SIGNATURE	TITLE	DATE

/s/ JOHN A. RADE John A. Rade	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 14, 2008

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 14, 2008

/s/ REYNOLDS C. BISH Reynolds C. Bish	Director	March 14, 2008

/s/ JAMES H. DENNEDY James H. Dennedy	Director	March 14, 2008

Steven L. Fingerhood	Director

/s/ MURRAY B. LOW Murray B. Low	Director	March 14, 2008

SIGNATURE	TITLE	DATE

/s/ MARK R. MITCHEL Mark R. Mitchel	Director	March 14, 2008

Karl E. Newkirk	Director

EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Asset Purchase Agreement by and among Global Healthcare Exchange, LLC, Global Healthcare Exchange, Inc. and I-many Validation Corporation dated January 5, 2008

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Certificate of Designation for Series A Preferred Stock

3.3(4)	Amended and Restated Bylaws

4.1(2)	Specimen certificate for shares of common stock

4.2(2)(5)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1 and the Certificate of Designation for Series A Preferred Stock filed as Exhibit 3.2)

4.3(6)	Form of Convertible Note dated December 31, 2007

10.1(2)	1994 Stock Plan

10.2(2)	1997 Stock Option/Incentive Plan

10.3(2)	2000 Stock Incentive Plan

10.4(2)*	2000 Non-Employee Director Stock Option Plan

10.5(7)*	2001 Stock Incentive Plan

10.6(8)	2001 Employee Stock Plan

10.7(9)	Menerva Technologies, Inc. 2000 Stock Incentive Plan

10.8(10)*	2003 Stock Incentive Plan

10.9(2)	Form of sublease agreement, dated February 11, 2000, between PXRE Corp and Registrant regarding premises at 399 Thornall Street, Edison, New Jersey

10.10(11)*	Employment agreement, dated January 15, 2007, between Registrant and John A. Rade

10.11(12)*	Employment agreement, dated June 16, 2003, between Registrant and Kevin M. Harris

10.12(13)*	Amendment to Employment Agreement between the Registrant and Kevin M Harris, dated as of January 26, 2006

10.13(4)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.14(4)*	Severance Agreement between the Registrant and David L. Blumberg, dated February 8, 2007

10.15(14)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.16(15)	Securities Purchase Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.17(15)	Registration Rights Agreement, dated November 1, 2006, among the Registrant and the purchasers named therein

10.18(15)	Form of Warrant Agreement, dated November 1, 2006

10.19(16)	Securities Purchase Agreement, dated December 31, 2007, among the Registrant and the purchasers named therein

10.20(6)	Registration Rights Agreement, dated December 31, 2007, among the Registrant and the purchasers named therein

EXHIBIT NO.	DESCRIPTION
14.1(17)	Amended and Restated I-many, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

24.1	Power of Attorney of Directors (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications

99.1(18)	Audit Committee Charter

*	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 28, 2002

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007

(7)	Incorporated by reference to the 2001 Proxy Statement, filed with the SEC on April 25, 2001

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-86958) filed with the SEC on April 25, 2002

(10)	Incorporated by reference to the 2003 Proxy Statement, filed with the SEC on April 30, 2003

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 2, 2008

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008

(18)	Incorporated by reference to the Appendix to the Registrant’s Definitive Proxy Statement filed with the SEC on April 13, 2006