Form 10-Q
period 2008-03-31
I MANY INC
filed 2008-05-09
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 5, 2008, 52,467,629 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,263	$28,588
Restricted cash	—	80
Accounts receivable, net of allowance	4,794	6,606
Prepaid expenses and other current assets	987	526

Total current assets	26,044	35,800
Property and equipment, net	1,852	1,494
Restricted cash	351	351
Deferred charges and other assets	1,326	1,309
Acquired intangible assets, net	291	46
Goodwill	9,255	8,667

Total assets	$39,119	$47,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,878	$2,455
Accrued expenses	4,121	6,983
Current portion of deferred revenue	13,426	13,654
Current portion of capital lease obligations	408	276

Total current liabilities	19,833	23,368
Convertible notes payable	17,000	17,000
Deferred revenue, net of current portion	1,471	1,664
Capital lease obligations, net of current portion	383	297
Other long-term liabilities	661	715

Total liabilities	39,348	43,044

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	—	—
Common stock, $.0001 par value –
Authorized - 100,000,000 shares
Issued and outstanding – 52,452,726 and 52,389,284 shares at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	165,278	164,685
Accumulated other comprehensive loss	(27)	(24)
Accumulated deficit	(165,485)	(160,043)

Total stockholders’ equity (deficit)	(229)	4,623

Total liabilities and stockholders’ equity (deficit)	$39,119	$47,667

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Net revenues:
Recurring	$4,916	$4,425
Services	2,242	2,988
License	205	940

Total net revenues	7,363	8,353
Operating expenses:
Cost of recurring revenue (1)	1,566	1,651
Cost of services revenue (1)	2,381	2,956
Cost of third-party technology	9	76
Amortization of acquired intangible assets	56	46
Sales and marketing (1)	2,398	2,315
Research and development (1)	3,656	4,304
General and administrative (1)	1,532	1,452
Depreciation	229	188
In-process research and development	760	—
Restructuring and other charges	13	62

Total operating expenses	12,600	13,050

Loss from operations	(5,237)	(4,697)
Interest expense	(394)	(12)
Other income, net	189	187

Net loss	$(5,442)	$(4,522)

Basic and diluted net loss per common share	$(0.10)	$(0.09)

Weighted average shares outstanding	52,327	51,465

(1) Stock-based compensation amounts included above:
Cost of recurring revenue	$22	$45
Cost of services revenue	127	95
Sales and marketing	100	71
Research and development	92	104
General and administrative	180	238

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(5,442)	$(4,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	234
In-process research and development	760	—
Restructuring and other charges	13	62
Amortization of deferred stock-based compensation	521	553
Amortization of debt issuance costs	88	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	80	(1)
Accounts receivable	1,810	1,207
Prepaid expense and other current assets	(461)	(162)
Accounts payable	(577)	286
Accrued expenses and other liabilities	(1,856)	(30)
Deferred revenue	(590)	493
Deferred rent	(5)	5
Other assets	(1)	(6)

Net cash used in operating activities	(5,375)	(1,881)

Cash Flows from Investing Activities:
Purchases of property and equipment	(218)	(127)
Cash paid to acquire ClaimRight assets	(1,601)	—

Net cash used in investing activities	(1,819)	(127)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(1,102)	—
Payments on capital lease obligations	(102)	(50)
Proceeds from exercise of stock options	56	53
Proceeds from exercise of common stock warrants	17	—

Net cash (used in) provided by financing activities	(1,131)	3

Net decrease in cash and cash equivalents	(8,325)	(2,005)
Cash and cash equivalents, beginning of period	28,588	17,232

Cash and cash equivalents, end of period	$20,263	$15,227

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$19	$12

Supplemental disclosure of Noncash Activities:
Property and equipment acquired under capital leases	$319	$114

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2007 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

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

In 2007, the Company began to classify its reported net revenues into three revenue categories – Recurring, Services and License – after having previously reported revenues as either Product or Service. Recurring revenue consists of (i) fees generated from providing maintenance, support, and hosting services and (ii) subscription revenues. Services revenue is comprised of professional service and training fees and reimbursable out-of-pocket expenses. License revenue consists of non-recurring license fees generated from perpetual license agreements.

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

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also during 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of March 31, 2008 and December 31, 2007, the Company has reversed and deferred $671,000 of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The Company’s estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2008	2007
Risk-free interest rates	2.15%	4.50%
Dividend yield	—	—
Expected volatility	55%	60%
Expected term (in years)	3.75-6.00	6.11-7.50
Weighted average grant-date fair value of options granted during the period	$1.33	$1.12

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. The Company uses historical volatility of the Company’s common stock to estimate expected volatility. For the three months ended March 31, 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the three months ended March 31, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

The following table summarizes the components of stock-based compensation expense for the three month periods ended March 31:

(Amounts in thousands)	2008	2007
Stock option grants issued subsequent to 2005	$415	$333
Stock option grants issued prior to 2006	32	78
Restricted stock grants to directors and employees	61	128
Employee stock purchase plan	13	14

Total stock-based compensation expense	$521	$553

As of March 31, 2008, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $3.3 million and $99,000, respectively. These costs are expected to be amortized over weighted average periods of 1.9 years and 1.0 years, respectively.

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options terminate 10 years after grant and vest over periods set by the Compensation Committee of the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis. Certain stock option awards provide for accelerated vesting if there is a change in control. Beginning in 2006, the Compensation Committee of the Board of Directors has also granted stock options to senior executives of the Company that vest on the earlier of four or five years after grant or the date that specified operational milestones or stock prices for the Company’s common stock are attained. For the three month periods ended March 31, 2008 and 2007, the Company recognized $70,000 and $-0-, respectively, of accelerated stock-based compensation expense in connection with the attainment of such milestones.

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

The following table summarizes total common shares available for future grants of stock options and other equity awards at March 31, 2008:

2000 Non-Employee Director Stock Option Plan	37,500
2001 Employee Stock Option Plan	880,946
2001 Stock Incentive Plan	103,023
2003 Stock Incentive Plan	21,794

Total available for future grant	1,043,263

The following table summarizes stock option activity under all of the Company’s stock option plans for the three month period ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	7,821,302	$2.102
Granted	823,588	2.853
Exercised	(36,004)	1.554
Canceled	(92,280)	2.114

Outstanding at March 31, 2008	8,516,606	$2.178	7.6 years	$5,463

Exercisable at March 31, 2008	4,162,531	$2.235	6.4 years	$3,773

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2008 and 2007 was $37,000 and $201,000, respectively.

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2008, and changes during the three months ended March 31, 2008, are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	153,860	$1.682
Granted	19,355	3.100
Vested	(52,500)	1.681

Nonvested at March 31, 2008	120,715	$1.909

The total fair value of restricted shares which vested during the three months ended March 31, 2008 and 2007 was $88,000 and $95,000, respectively.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2008 and December 31, 2007. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to SFAS No. 115. SFAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The Company has adopted SFAS No. 159 beginning January 1, 2008 and its adoption did not have a material effect on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be measured at fair value and reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Also, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, in which any remaining noncontrolling equity investment in the former subsidiary is measured at its fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact of SFAS 160.

NOTE 3. ACQUISITION

On February 20, 2008, the Company completed its purchase of the assets related to the “ClaimRight” data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for up to $2.2 million in cash, including up to $600,000 which is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The initial purchase consideration of $1.8 million consisted of $1.5 million in cash, assumed liabilities of $185,000, and transaction costs of $140,000. In accordance with SFAS No. 141, “Business Combinations,” the Company does not accrue contingent consideration obligations prior to the attainment of the related objectives. Any such payments would result in increases in goodwill.

The ClaimRight business is located in Ambler, Pennsylvania and markets software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provides the Company with an established customer base and technology that enhances its product offering to its pharmaceutical manufacturing clients.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$300
Equipment and notes receivable	138
In-process research and development	760
Goodwill	588

Total assets acquired	1,786
Less:
Deferred revenue	(168)
Other current liabilities	(17)

Net assets acquired	$1,601

The $300,000 of acquired intangible assets represents the fair value of the ClaimRight inforce customer relationships, which is being amortized over a four-year life. The entire value of acquired intangible assets, in-process research and development, and goodwill was assigned to the health and life sciences segment.

The portion of the purchase price allocated to in-process research and development, totaling $760,000, was expensed upon consummation of the ClaimRight acquisition. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. The ClaimRight business had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility. The estimated fair value of the acquired in-process research and development for this project was determined using the cost approach, due to the unavailability of reasonable estimates of future material cash flows in connection with this project. The Company was able to estimate the cost involved in recreating the technology using historical data, including cost and effort applied to the development of the technology prior to the acquisition date. Significant appraisal assumptions included historical data related to personnel effort, costs associated with those efforts, and any related external costs.

At the time of the acquisition, the in-process Claimright development project was approximately 80% to 90% complete. Subsequent to the acquisition, the Company discontinued work on this project prior to its completion and reassigned personnel to incorporate much of the functionality of this project into one of the Company’s competing software programs.

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the ClaimRight acquisition, as if the acquisition had occurred as of January 1, 2007. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisition on January 1, 2007, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results for the periods ended March 31, 2008 and 2007 are in thousands of dollars, except per share data:

	Three months ended March 31,
(Unaudited)	2008	2007
Pro forma revenues	$7,571	$8,767
Pro forma net loss	(5,540)	(5,249)
Pro forma net loss per share	(0.11)	(0.10)

NOTE 4. CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company completed a private placement of $17.0 million of senior convertible notes (“Notes”). The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the Notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company were approximately $15.8 million, after deducting commissions and other fees. The $1.2 million in debt issuance costs is being amortized into interest expense using the effective interest method over the three-year period leading up to the date at which the Notes are first redeemable by the investors. In connection with the Notes, the Company incurred interest expense of $364,000, which included $88,000 of debt issuance cost amortization, during the three-month period ended March 31, 2008.

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

NOTE 5. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 2,423,406 and 1,373,142, respectively, for the three months ended March 31, 2008 and 2007.

NOTE 6. SIGNIFICANT CUSTOMERS

The Company had one customer which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended March 31,
	2008	2007
Customer A	*	17%

The Company had certain customers whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2008	2007
Customer A	15%	25%
Customer B	*	13%

*	was less than 10% of the Company’s total

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended March 31, 2008:
Revenues	$5,856	$1,507	$—	$7,363
Segment loss	(4,265)	(1,177)	—	(5,442)
Segment assets	31,425	1,743	5,951	39,119
Goodwill	3,304	—	5,951	9,255

At and for the three months ended March 31, 2007:
Revenues	$6,383	$1,970	$—	$8,353
Segment income (loss)	(1,182)	(3,340)	—	(4,522)
Segment assets	24,842	3,156	5,951	33,949
Goodwill	2,716	—	5,951	8,667

For segment reporting purposes, unallocated amounts consist of goodwill with respect to the 2002 acquisition of Menerva Technologies, Inc. Interest revenue, interest expense, other significant non-cash items, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments. In performing the annual goodwill impairment test, all goodwill is assigned to the reportable segments.

NOTE 8. RESTRUCTURING AND OTHER CHARGES

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

In the quarters ended March 31, 2008 and 2007, the Company realized charges of $13,000 and $62,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2007	$839
Activity in three months ended March 31, 2008:
Restructuring charge	13
Payments net of sublease receipts	(60)

Balance at March 31, 2008	$793

Current portion – included in accrued expenses	$236

Noncurrent portion – included in other long-term liabilities	$557

NOTE 9. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at March 31 is as follows:

	2008	2007
(Amounts in thousands)
Balance at January 1,	$127	$137
Recoveries	1	1

Balance at March 31,	$128	$138

NOTE 10. SUBSEQUENT EVENT

On May 5, 2008, the Company completed its acquisition of all of the outstanding capital stock of Edge Dynamics, Inc. (“Edge Dynamics”), a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of approximately $5.1 million. The merger consideration consisted of $500,000 in cash paid to the shareholders of Edge Dynamics and $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt. The Company has assumed Edge Dynamics’ liabilities of approximately $2.9 million, and has incurred transaction costs of approximately $170,000. The Edge Dynamics acquisition provides the Company with products and technology that the Company believes will enhance its product offerings to its customers in the health and life sciences segment.

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

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products and product subscription revenues, accounted for 66.8% of net revenues in the three months ended March 31, 2008 versus 53.0% of net revenues in the three months ended March 31, 2007. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 30.4% of net revenues in the three months ended March 31, 2008 versus 35.8% of net revenues in the three months ended March 31, 2007. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 2.8% of net revenues in the three months ended March 31, 2008 versus 11.2% of net revenues in the three months ended March 31, 2007.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding amortization and noncash stock compensation) remained fairly steady – ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we began increasing our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. During the three-month period ended March 31, 2007, our spending on research and development as a percentage of revenues reached its highest level in seven years. Research and development quarterly expenses have since decreased by $648,000, or 15.1%, in the three-month period ended March 31, 2008 and are anticipated to remain below 2007 levels for the balance of 2008. Our total employee headcount has increased from 184 at March 31, 2007 to 228 at March 31, 2008, with most of the growth comprised of staffing of our new development center in India and new employees hired in connection with the ClaimRight acquisition.

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

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes, which bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by us at any time beginning on December 31, 2010. Net proceeds to the Company from the sale of the notes were approximately $15.8 million, after deducting commissions and other fees.

On February 20, 2008, we completed our purchase of the assets related to the “ClaimRight” data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for up to $2.2 million in cash, including up to $600,000 which is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The initial purchase consideration of $1.8 million consisted of $1.5 million in cash, assumed liabilities of $185,000, and transaction costs of $140,000. The ClaimRight business is located in Ambler, Pennsylvania and markets software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provides us with an established customer base and technology that will enhance our product offering to our pharmaceutical manufacturing clients.

On May 5, 2008, we completed our acquisition of all of the outstanding capital stock of Edge Dynamics, Inc. (“Edge Dynamics”), a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of approximately $5.1 million. The merger consideration consisted of $500,000 in cash paid to the shareholders of Edge Dynamics and $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt. We have assumed Edge Dynamics’ liabilities of approximately $2.9 million and have incurred transaction costs of approximately $170,000. The Edge Dynamics acquisition provides us with products and technology that the Company believes will enhance its product offerings to its customers in the health and life sciences segment.

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

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2007, 18 of the 35 license contracts (minimum value of $50,000) that were sold are being treated as subscription arrangements for accounting purposes. And in the three months ended March 31, 2008, two of the four license deals (minimum value of $50,000) that were sold are likewise being accounted for as subscriptions. During the three months ended March, 31, 2008 and 2007, we recognized $1.4 million and $944,000, respectively, in recurring revenue related to such agreements. For 2008, we anticipate that subscription arrangements will continue to represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions had been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services since the beginning of the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of March 31, 2008 and December 31, 2007, we have reversed and deferred $671,000 of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions. Also, see Risk Factor entitled “We Cannot Guarantee That Our Deferred Revenue Will Be Recognized as Planned” in Part II, Item 1A of this filing.

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

Our estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2008	2007
Risk-free interest rates	2.15%	4.50%
Dividend yield	—	—
Expected volatility	55%	60%
Expected term (in years)	3.75-6.00	6.11-7.50
Weighted average grant-date fair value of options granted during the period	$1.33	$1.12

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. We use historical volatility of the Company’s common stock to estimate expected volatility. For the three months ended March 31, 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the three months ended March 31, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2008. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

NET REVENUES

Net revenues decreased by $1.0 million, or 11.9%, to $7.4 million for the quarter ended March 31, 2008 from $8.4 million for the quarter ended March 31, 2007. Service revenue decreased by $746,000, or 24.9%, to $2.2 million versus $3.0 million in the year earlier period as demand for implementation services decreased significantly in both of our operating segments. License revenue decreased by $735,000, or 78.2%, to $205,000 for the quarter ended March 31, 2008 from $940,000 for the quarter ended March 31, 2007, due to a significant reduction in license bookings as more fully discussed below. Recurring revenue increased by $491,000, or 11.1%, to $4.9 million for the quarter ended March 31, 2008 from $4.4 million in the same period a year earlier, primarily attributable to a $492,000, or 52.1%, increase in subscription revenue. As indicated above in this Item 2, subscription arrangements have represented a substantial proportion of license contracts since their introduction in 2004 and our recognized subscription revenues have been increasing significantly during this period.

As indicated in the table below, the gross value of license contracts sold during the first quarter of 2008 decreased by $3.1 million, or 85.6%, to $518,000 versus $3.6 million sold during the first quarter of 2007, due to significant decreases in the number of license transactions (minimum value of $50,000), from 7 to 4, and in the average selling price, from $402,000 to $89,000. We believe this reduction in license contracts sold is not indicative of a weakening in the markets we target but rather reflects unexpected delays in realizing purchasing commitments by prospective customers. See “Risk Factors—It is Difficult for Us to Predict When or If Future Sales Will Occur and When We Will Recognize the Revenue from our Future Sales” in Part II, Item 1A of this filing.

Reconciliation of Gross Value of License Transactions to Reportable License Revenue

	Three Month Period ended
	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$298	$3,586	$3,462	$5,200	$3,296
Industry Solutions	220	644	423	4	306

	518	4,230	3,885	5,204	3,602

Add license revenue recorded in current quarter from contracts sold in prior periods:
Health and Life Sciences	—	767	207	850	—
Industry Solutions	—	142	609	110	—

	—	909	816	960	—

Less value of license contracts sold in current quarter and deferred to future periods:
Health and Life Sciences	190	2,396	2,434	4,069	2,436
Industry Solutions	123	641	63	—	226

	313	3,037	2,497	4,069	2,662

License revenue recorded:
Health and Life Sciences	108	1,957	1,235	1,981	860
Industry Solutions	97	145	969	114	80

	$205	$2,102	$2,204	$2,095	$940

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

Revenues derived from our health and life sciences segment decreased by $527,000, or 8.3%, to $5.9 million for the quarter ended March 31, 2008 from $6.4 million in the year earlier period. This reduction was primarily attributable to decreases of (i) of $752,000, or 87.4%, in license revenue and (ii) $422,000, or 18.1%, in professional services revenue, partially offset by increase of (a) $490,000, or 58.6%, in subscription revenue and (b) $168,000, or 7.4%, in non-subscription maintenance and support revenue. As indicated in the above table, the gross values of license contracts sold in this segment during the quarter ended March 31, 2008 decreased by $3.0 million, or 91.0%, versus the same quarter in 2007 due to significant decreases in both the number of license transactions and average selling price. Management believes this reduction in licensing activity is due to unexpected delays in realizing purchasing commitments by prospective customers in our health and life sciences segment.

Revenues derived from our industry solutions segment decreased by $463,000, or 23.5%, to $1.5 million for the quarter ended March 31, 2008 versus $2.0 million in the same quarter in 2007. This decrease was principally attributable to a decrease in professional services revenue of $323,000, or 48.9%, compared to the year earlier period. Services revenue in this segment have been trending lower over the past several quarters due to weak licensing activity, which had largely been a result of recent product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and is now largely attributable to reduced marketing expenditures for products targeted to this segment.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue decreased by $85,000, or 5.1%, to $1.6 million for the quarter ended March 31, 2008 from $1.7 million in the year earlier period. This decrease is primarily attributable to a decrease of $127,000 in hosting costs incurred by our subsidiary based in the United Kingdom resulting from the cancellation of a large customer’s hosting arrangement. As a percentage of recurring revenue, cost of recurring revenue decreased to 31.9% for the quarter ended March 31, 2008 from 37.3% for the quarter ended March 31, 2007.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue decreased by $575,000, or 19.5%, to $2.4 million for the quarter ended March 31, 2008 from $3.0 million in the year earlier period. This decrease is primarily attributable to reductions of (i) $357,000 in the cost of consultants, (ii) $88,000 in salary and related costs that resulted from decreased staff levels, and (iii) $88,000 in travel expenses. Each of these decreases is primarily attributable to reduced customer demand for professional services as discussed above in this Item 2. As a percentage of services revenue, cost of services revenue increased to 106.2% for the quarter ended March 31, 2008 from 99.0% for the quarter ended March 31, 2007.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $67,000 to $9,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, with the decrease principally attributable to a significant reduction in new license sales relative to the year earlier period.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $56,000 in the quarter ended March 31, 2008, which represents an increase of $10,000, or 22%, from $46,000 recorded in the quarter ended March 31, 2007. This increase is attributable to amortization of the newly-acquired intangible asset in connection with the acquisition of the ClaimRight business.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses increased by $83,000, 3.6%, to $2.4 million in the three months ended March 31, 2008 as compared to $2.3 million in the three months ended March 31, 2007. This increase was primarily attributable to an increase of $450,000 in marketing expenditures, including a $251,000 increase in salary and related costs due to higher staffing levels, partially offset by a $387,000 reduction in sales commission costs that was a direct result of the significant decrease in the gross value of license contracts sold as discussed above in this Item 2. As a percentage of total net revenues, sales and marketing expense increased to 32.6% for the quarter ended March 31, 2008 from 27.7% for the quarter ended March 31, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $648,000, or 15.1%, to $3.7 million for the quarter ended March 31, 2008 versus $4.3 million for the quarter ended March 31, 2007. This decrease was principally comprised of a $1.1 million reduction in consulting costs, which resulted from the significant ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment, partially offset by a $273,000 increase in salary and related costs, resulting from increases in average headcount of US and offshore employees of 9 and 21.5 employees, respectively, The increase is US headcount is mostly attributable to the acquisition of the ClaimRight business while the offshore headcount increase is related to the staffing of our new development office in India. As a percentage of total net revenues, research and development expenses decreased to 49.7% for the quarter ended March 31, 2008 from 51.5% for the quarter ended March 31, 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses increased by $80,000, or 5.5%, to $1.5 million for the quarter ended March 31, 2008 versus the year earlier period. This increase in general and administrative expenses was primarily attributable to an $84,000 increase in salary and related costs, which was caused by small growth in quarterly average headcount and merit pay increases. As a percentage of total net revenues, general and administrative expenses increased to 20.8% for the quarter ended March 31, 2008 from 17.4% for the quarter ended March 31, 2007.

DEPRECIATION. Depreciation expense increased by $41,000, or 22%, from $188,000 in the first quarter of 2007 to $229,000 in the first quarter of 2008. This increase is principally attributable to higher levels of spending for furniture, equipment and software additions in the year 2007 ($1.1 million) relative to the year 2004 ($698,000), the majority of these asset additions being depreciated over a three-year life.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of the ClaimRight business in February 2008, we allocated $760,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an independent appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. The previous owner of the ClaimRight business had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 80% to 90% complete.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2008, we recorded $13,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. The year ago quarter’s charge of $62,000 included an increase in future lease rate projections for the Chicago office space, most of which was not recoverable from sub lessees.

INTEREST EXPENSE

In the three-month period ended March 31, 2008, interest expense of $394,000 was comprised principally of $364,000 of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007. In the three-month period ended March 31, 2007, interest expense of $12,000 consisted solely of financing fees incurred in connection with capital lease obligations.

OTHER INCOME, NET

In the three-month period ended March 31, 2008, other income, net of $189,000 was primarily comprised of interest income of $206,000. In the three-month period ended March 31, 2007, other income, net of $187,000 was mostly comprised of $179,000 of interest income. The increase in interest income in the quarter ended March 31, 2008 versus the year earlier period was entirely attributable to a significant increase in average invested balance resulting from the convertible notes payable financing, largely offset by a significant decrease in interest rate yields.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2007 and the first quarter of 2008 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes (“Notes”), which resulted in our receipt of approximately $16.9 million in net proceeds in 2007. An additional $1.1 million in debt issuance costs were paid in 2008. The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are redeemable at par by the investors on December 31, 2010 and by the Company at any time beginning December 31, 2010. (See Note 4 to the condensed consolidated financial statements.) The Company is using the proceeds from the sale of the Notes for general corporate and for working capital purposes.

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds.

In the first quarter of 2008 and the year ended December 31, 2007, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of computer equipment, software and related services amounting to $319,000 and $403,000, respectively.

At March 31, 2008, we had cash and cash equivalents of $20.3 million, as compared to cash and cash equivalents of $15.2 million at March 31, 2007. Also at March 31, 2008, we had $17.0 million in convertible notes payable outstanding. The non-current restricted cash balance of $351,000 at March 31, 2007 is comprised of cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash used in operating activities for the three months ended March 31, 2008 was $5.4 million, as compared to $1.9 million in the three months ended March 31, 2007. For the three months ended March 31, 2008, net cash used in operating activities consisted principally of (i) the net loss of $5.4 million, less non-cash items depreciation and amortization of $285,000, in-process research and development of $760,000, and stock-based compensation of $521,000, and (ii) a $1.9 million decrease in accrued expenses. Also, a $1.8 million decrease in accounts receivable was largely offset by a $461,000 increase in prepaid expenses and decreases in deferred revenue and accounts payable of $590,000 and $577,000, respectively. The $1.8 million reduction in accounts receivable was primarily attributable to an 87.8% decrease in new license sales in the first quarter of 2008 versus the last quarter of 2007. The $1.9 million decrease in accrued expenses was attributable to several items, principally (a) a $508,000 decrease in management bonus accruals resulting primarily from the 2007 year end bonus payouts in February 2008, (b) final settlement and payment of $345,000 in costs related to the annual user conference held in November, (c) a $327,000 decrease in accrued salaries which was mostly attributable to timing – 5 less days of salaries being accrued at March 31, 2008 versus December 31, 2007, (d) a $206,000 reduction in accrued sales and VAT taxes, and (e) a $215,000 reduction in accrued commissions which was largely the result of the aforementioned license sales decrease in the first quarter of 2008. The $461,000 increase in prepaid expenses was comprised of several prepayments (e.g., subscriptions and royalties) that occurred during the quarter ended March 31, 2008. The $590,000 decrease in deferred revenue was primarily attributable to a $396,000 decrease in deferred maintenance and support which resulted from the lack of new license sales during the quarter ended March 31, 2008 and the corresponding reduction in maintenance and support advance billings. The $577,000 decrease in accounts payable represented a reduction in an unusually high balance in this account as of December 31, 2007.

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

In the three months ended March 31, 2008, net cash used in investing activities consisted of $1.6 million paid to acquire the ClaimRight assets and $218,000 of property and equipment additions. In the three months ended March 31, 2007, net cash used in investing activities was comprised solely of $127,000 in property and equipment additions.

Net cash used in financing activities in the three months ended March 31, 2008 of $1.1 million was primarily comprised of $1.1 million in payments of debt issuance costs in connection with the convertible notes payable issuance in December 2007. Net cash provided by financing activities was $3,000 in the three months ended March 31, 2007, consisting of $53,000 in proceeds from stock option exercises largely offset by $50,000 in payments on capital lease obligations.

We currently anticipate that our cash and cash equivalents of $20.3 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$22,525	$1,381	$2,210	$18,934	$—
Capital Lease Obligations	937	467	407	63	—
Operating Lease Obligations	4,337	1,723	2,143	471	—

Total Contractual Obligations	$27,799	$3,571	$4,760	$19,468	$—

Note: The Long-term Debt and Capital Lease Obligations amounts in the above table include interest. The Long-term Debt Obligation amounts assume that the Notes are not converted to common stock and are held to maturity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the quarters ended March 31, 2008 and 2007, or (ii) the fair value of our investment portfolios at March 31, 2008 and December 31, 2007.

At March 31, 2008, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At March 31, 2008 and December 31, 2007, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

At March 31, 2008, our outstanding debt consisted entirely of senior convertible notes of $17.0 million and capital lease obligations of $791,000. The interest rates on the convertible notes (6.5%) and our various capital lease obligations (6.6%—15.2%) are fixed, so we are not currently exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $15.8 million in the year ended December 31, 2006, $9.8 million in the year ended December 31, 2007, and $5.4 million in the three months ended March 31, 2008, and we had an accumulated deficit at March 31, 2007 of $165.5 million. Our recent results have been impacted by a number of factors, including decisions by current and prospective customers to defer, or otherwise not make, purchases from us and relatively high research and development expense, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WHEN WE WILL RECOGNIZE THE REVENUE FROM OUR FUTURE SALES

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services, often over long periods. The licensing of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. The length of this evaluation process varies from client to client. Our clients have also shown an interest in licensing our software on a subscription basis, which results in deferral of payments and revenues that could otherwise be reportable if a traditional, fully-paid perpetual license were executed. Our revenue forecasts and internal budgets are based, in part, on our best assumptions about the mix of future subscription licenses versus perpetual licenses. If we enter into a larger proportion of subscription agreements than planned, we may experience an unplanned shortfall in revenues or cash during that quarter. A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues and cash. Accordingly, shortfalls in current revenues, as we have experienced in recent years, may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

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

WE CANNOT GUARANTEE THAT OUR DEFERRED REVENUE WILL BE RECOGNIZED AS PLANNED

In 2005 we became aware of certain deficiencies in the then-current version of one of our software products, which had first been shipped to customers in the fourth quarter of 2004. These deficiencies have resulted in delays and other problems with implementations of the software for several customers. Although we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations during the second half of 2007, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. Also, we have entered into concession agreements which resulted in the Company agreeing to provide a partial refund and a credit for future maintenance and support to specific customers, and we may enter into concessions with other customers in connection with this software product that will result in either credits for future services or refunds. As of March 31, 2008, we have deferred $671,000 of otherwise-recognizable license and professional service revenue. If we are not successful in completing the implementation of the software at customer sites on a timely basis, our income and financial condition may be materially adversely affected, including that we may not be able to recognize as much of this deferred revenue as we have projected.

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

I-MANY, INC

Date: May 9, 2008	By:	/s/ Kevin M. Harris
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