Form 10-Q
period 2008-06-30
I MANY INC
filed 2008-08-08
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

On August 5, 2008, 53,387,643 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,348	$28,588
Restricted cash	160	80
Accounts receivable, net of allowance	5,852	6,606
Prepaid expenses and other current assets	808	526

Total current assets	22,168	35,800
Property and equipment, net	2,271	1,494
Restricted cash	272	351
Deferred charges and other assets	1,315	1,309
Acquired intangible assets, net	2,500	46
Goodwill	9,648	8,667

Total assets	$38,174	$47,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,933	$2,455
Accrued expenses	5,441	6,983
Current portion of deferred revenue	14,556	13,654
Current portion of capital lease obligations	478	276

Total current liabilities	22,408	23,368

Convertible notes payable	17,000	17,000
Deferred revenue, net of current portion	1,172	1,664
Capital lease obligations, net of current portion	380	297
Other long-term liabilities	607	715

Total liabilities	41,567	43,044

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	—	—
Common stock, $.0001 par value - -
Authorized - 100,000,000 shares
Issued and outstanding – 52,770,560 and 52,389,284 shares at June 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	165,918	164,685
Accumulated other comprehensive loss	(27)	(24)
Accumulated deficit	(169,289)	(160,043)

Total stockholders’ equity (deficit)	(3,393)	4,623

Total liabilities and stockholders’ equity (deficit)	$38,174	$47,667

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net revenues:
Recurring	$5,316	$4,756	$10,232	$9,181
Services	2,626	3,164	4,868	6,152
License	2,212	2,095	2,417	3,035

Total net revenues	10,154	10,015	17,517	18,368
Operating expenses:
Cost of recurring revenue (1)	1,679	1,723	3,245	3,374
Cost of services revenue (1)	2,790	2,964	5,171	5,920
Cost of third-party technology	41	78	50	154
Amortization of acquired intangible assets	91	47	147	93
Sales and marketing (1)	2,605	2,562	5,003	4,877
Research and development (1)	3,969	4,088	7,625	8,392
General and administrative (1)	1,374	1,677	2,906	3,129
Depreciation	308	217	537	405
In-process research and development	800	—	1,560	—
Restructuring and other charges	12	19	25	81

Total operating expenses	13,669	13,375	26,269	26,425

Loss from operations	(3,515)	(3,360)	(8,752)	(8,057)
Interest expense	(400)	(24)	(794)	(36)
Other income, net	111	170	300	357

Net loss	$(3,804)	$(3,214)	$(9,246)	$(7,736)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.18)	$(0.15)

Weighted average shares outstanding	52,411	51,644	52,369	51,555

(1) Stock-based compensation amounts included above:
Cost of recurring revenue	$39	$55	$61	$100
Cost of services revenue	129	100	256	195
Sales and marketing	72	50	172	121
Research and development	110	143	202	247
General and administrative	187	260	367	498

See notes to condensed consolidated financial statements

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(9,246)	$(7,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	498
In-process research and development	1,560	—
Restructuring and other charges	25	81
Amortization of deferred stock-based compensation	1,058	1,161
Amortization of debt issuance costs	179	—
Provision for doubtful accounts	1	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1)	(6)
Accounts receivable	1,977	3,113
Prepaid expense and other current assets	(190)	(195)
Accounts payable	(715)	(652)
Accrued expenses and other liabilities	(2,492)	1,547
Deferred revenue	(555)	(1,194)
Deferred rent	(10)	(5)
Other assets	—	(2)

Net cash used in operating activities	(7,725)	(3,390)

Cash Flows from Investing Activities:
Purchases of property and equipment	(371)	(278)
Cash paid to acquire ClaimRight assets	(1,601)	—
Cash paid to acquire Edge Dynamics, Inc.	(2,342)	—

Net cash used in investing activities	(4,314)	(278)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(1,111)	—
Payments on capital lease obligations	(265)	(98)
Proceeds from exercise of stock options	80	162
Proceeds from exercise of common stock warrants	17	—
Proceeds from Employee Stock Purchase Plan	78	66

Net cash (used in) provided by financing activities	(1,201)	130

Net decrease in cash and cash equivalents	(13,240)	(3,538)
Cash and cash equivalents, beginning of period	28,588	17,232

Cash and cash equivalents, end of period	$15,348	$13,694

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$338	$24

Supplemental disclosure of Noncash Activities:
Property and equipment acquired under capital leases	$550	$255

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2007 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

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

During the third quarter of 2005, the Company became aware of certain defects in the current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also during 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of June 30, 2008 and December 31, 2007, the Company has reversed and deferred $671,000 of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defects are resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The Company’s estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the six months ended June 30:

	2008	2007
Risk-free interest rates	2.15-3.40%	4.50-5.10%
Dividend yield	—	—
Expected volatility	55-65%	55-60%
Expected term (in years)	3.75-6.00	5.29-7.50
Weighted average grant-date fair value of options granted during the period	$1.10	$1.14

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. The Company uses historical volatility of the Company’s common stock to estimate expected volatility. For the six months ended June 30, 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the six months ended June 30, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

The following table summarizes the components of stock-based compensation expense for the three month and six month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2008	2007	2008	2007
Stock option grants issued prior to 2006	$10	$36	$42	$114
Stock option grants issued subsequent to 2005	455	485	869	818
Restricted stock grants to directors and employees	62	80	123	208
Employee stock purchase plan	10	7	24	21

Total stock-based compensation expense	$537	$608	$1,058	$1,161

As of June 30, 2008, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $3.0 million and $317,000, respectively. These costs are expected to be amortized over weighted average periods of 1.9 years and 0.8 years, respectively.

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options terminate 10 years after grant and vest over periods set by the Compensation Committee of the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis. Certain stock option awards provide for accelerated vesting if there is a change in control. Beginning in 2006, the Compensation Committee of the Board of Directors has also granted stock options to senior executives of the Company that vest on the earlier of four or five years after grant or the date that specified operational milestones or stock prices for the Company’s common stock are attained. For the six month periods ended June 30, 2008 and 2007, the Company recognized $141,000 and $60,000, respectively, of accelerated stock-based compensation expense in connection with the attainment of such milestones.

The Company has two current stock incentive plans: (i) the 2001 Employee Stock Option Plan, which provides for grants in the form of non-qualified stock options, with not more than 25,000 shares to be issued in the aggregate to officers or directors of the Company, and (ii) the 2008 Stock Incentive Plan, which is shareholder-approved and provides for the grant of incentive stock options and other equity awards to the Company’s employees, directors and consultants. The company also has an employee stock purchase plan that allows employees to purchase stock at a 15% discount to market prices subject to certain limitations. Participation is optional and enrollment periods are every six months.

The following table summarizes total common shares available for future grants of stock options and other equity awards at June 30, 2008:

2001 Employee Stock Option Plan	643,446
2008 Stock Incentive Plan	1,039,715

Total available for future grant	1,683,161

The following table summarizes stock option activity under all of the Company’s stock option plans for the six month period ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	7,821,302	$2.102
Granted	1,298,588	2.292
Exercised	(50,907)	1.565
Forfeited/expired	(413,784)	2.104

Outstanding at June 30, 2008	8,655,199	$2.134	7.4 years	$694

Exercisable at June 30, 2008	4,705,758	$2.195	6.3 years	$694

The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2008 and 2007 was $49,000 and $323,000, respectively.

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2008, and changes during the six months ended June 30, 2008, are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	153,860	$1.682
Granted	230,923	1.561
Vested	(93,208)	1.657
Forfeited	(4,962)	1.420

Nonvested at June 30, 2008	286,613	$1.597

The total fair value of restricted shares which vested during the six months ended June 30, 2008 and 2007 was $154,000 and $116,000, respectively.

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

Research and Development Costs:

The Company incurred research and development expenses of $9.2 million for the six months ended June 30, 2008, which included amounts assigned to acquired in-process technology for the quarters ended March 31, 2008 and June 30, 2008 of $760,000 and $800,000, respectively. The values assigned to acquired in-process technology were determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims were outstanding as of June 30, 2008 and December 31, 2007. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has adopted SFAS No. 157 for its financial assets and liabilities beginning January 1, 2008 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to SFAS No. 115. SFAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The Company has adopted SFAS No. 159 beginning January 1, 2008 and its adoption did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 3. ACQUISITIONS

ClaimRight Business of Global HealthCare Exchange:

On February 20, 2008, the Company completed its purchase of the assets related to the ClaimRight data validation software business (“ClaimRight”) from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for up to $2.2 million in cash, including up to $600,000 which is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The initial purchase consideration of $1.8 million consisted of $1.4 million in cash, assumed liabilities of $206,000, and transaction costs of $166,000. In accordance with SFAS No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the related objectives. Any such payments would result in increases in goodwill.

The ClaimRight business was located in Ambler, Pennsylvania and marketed software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provides the Company with an established customer base and technology that enhances its product offering to its pharmaceutical manufacturing clients.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$300
Equipment and notes receivable	113
In-process research and development	760
Goodwill	634

Total assets acquired	1,807

Less:
Deferred revenue	(189)
Other current liabilities	(17)

Net assets acquired	$1,601

The $300,000 of acquired intangible assets represents the fair value of the ClaimRight in-force customer relationships, which is being amortized over a four-year life. The entire value of acquired intangible assets, in-process research and development, and goodwill was assigned to the health and life sciences segment.

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

Edge Dynamics, Inc.:

On May 5, 2008, the Company completed its acquisition of all of the outstanding capital stock of Edge Dynamics, Inc. (“Edge Dynamics”), a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of $500,000 plus the repayment and assumption of other obligations. The total merger consideration of approximately $5.2 million consisted of $500,000 in cash paid to the shareholders of Edge Dynamics, $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt, the assumption of Edge Dynamics’ liabilities of $2.9 million, and transaction costs of approximately $345,000, less Edge Dynamics’ cash balance of $231,000.

Edge Dynamics developed and marketed channel- and demand-management software to companies in the pharmaceutical industry. This purchase provides the Company with an established customer base and technology that the Company believes will enhance its product offering to its pharmaceutical manufacturing clients.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$2,300
Accounts receivable	1,223
Other current assets	92
Equipment and other noncurrent assets	440
In-process research and development	800
Goodwill	347

Total assets acquired	5,202

Less:
Accrued expenses	(1,892)
Deferred revenue	(776)
Other current liabilities	(192)

Net assets acquired	$2,342

The $2.3 million of acquired intangible assets represents the fair values of the Edge Dynamics technology ($1.5 million) and in-force customer relationships ($800,000), which are each being amortized over a four-year life. The entire value of acquired intangible assets, in-process research and development, and goodwill was assigned to the health and life sciences segment.

The portion of the purchase price allocated to in-process research and development, totaling $800,000, was expensed upon consummation of the Edge Dynamics acquisition. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Edge Dynamics had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility. The value of the purchased in-process research and development was computed using a discount rate of 30% on the projected incremental revenue stream of the product enhancements, net of anticipated costs and expenses. The 30% discount rate was derived based on the Company’s estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development and the stage of development. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies acquired from Edge Dynamics. The determined value was then adjusted to reflect only the value creation efforts of Edge Dynamics prior to the close of the acquisition. At the time of the acquisition, the project was approximately 75% complete. As of June 30, 2008, the Company had invested approximately $215,000 in the project following acquisition. The project’s development has progressed, in all material respects, consistently with the assumptions that the Company had used for estimating its fair value and is projected to be completed in September 2008.

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the ClaimRight and Edge Dynamics acquisitions, as if the acquisitions had occurred as of January 1, 2007. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisition on January 1, 2007, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results for the periods ended June 30, 2008 and 2007 are in thousands of dollars, except per share data:

	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2008	2007	2008	2007
Pro forma revenues	$10,834	$11,577	$19,816	$22,081
Pro forma net loss	(5,587)	(6,008)	(12,256)	(13,145)
Pro forma net loss per share	(0.11)	(0.12)	(0.24)	(0.26)

NOTE 4. CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company completed a private placement of $17.0 million of senior convertible notes (“Notes”). The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the Notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company were approximately $15.8 million, after deducting commissions and other fees. The $1.2 million in debt issuance costs is being amortized into interest expense using the effective interest method over the three-year period leading up to the date at which the Notes are first redeemable by the investors. In connection with the Notes, the Company incurred interest expense of $367,000 and $731,000, respectively, during the three-month and six-month periods ended June 30, 2008, such amounts including debt issuance cost amortization of $91,000 and $179,000, respectively.

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

NOTE 5. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 905,694 and 1,562,193 for the three months ended June 30, 2008 and 2007, respectively, and 1,660,357 and 1,468,190 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 6. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Customer A	12%	*	*	*
Customer B	*	12%	*	*
Customer C	*	11%	*	*

The Company had one customer whose accounts receivable balance individually represented a significant percentage of total receivables, as follows:

	June 30,
	2008	2007
Customer D	*	15%

*	was less than 10% of the Company’s total

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended June 30, 2008:

Revenues	$8,887	$1,267	$—	$10,154
Segment loss	(2,778)	(1,026)	—	(3,804)
Segment assets	30,521	1,702	5,951	38,174
Goodwill	3,697	—	5,951	9,648

For the six months ended June 30, 2008:

Revenues	$14,743	$2,774	$—	$17,517
Segment loss	(7,043)	(2,203)	—	(9,246)

At and for the three months ended June 30, 2007:

Revenues	$7,960	$2,055	$—	$10,015
Segment loss	(326)	(2,888)	—	(3,214)
Segment assets	22,142	2,469	5,951	30,562
Goodwill	2,716	—	5,951	8,667

For the six months ended June 30, 2007:

Revenues	$14,343	$4,025	$—	$18,368
Segment loss	(1,508)	(6,228)	—	(7,736)

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

In the six month periods ended June 30, 2008 and 2007, the Company realized charges of $25,000 and $81,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2007	$839
Activity in six months ended June 30, 2008:
Restructuring charge	25
Payments net of sublease receipts	(119)

Balance at June 30, 2008	$745

Current portion – included in accrued expenses	$238

Noncurrent portion – included in other long-term liabilities	$507

NOTE 9. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at June 30 is as follows:

(Amounts in thousands)	2008	2007
Balance at January 1,	$127	$137
Recoveries	1	—
Currency translation adjustment	—	1

Balance at June 30,	$128	$138

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary products and services were originally developed to manage complex contract purchasing relationships in the healthcare industry. Our software is currently licensed by 19 of the 20 largest world-wide pharmaceutical manufacturers, ranked according to 2007 annual pharmaceutical company revenues. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base.

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products and product subscription revenues, accounted for 58.4% of net revenues in the six months ended June 30, 2008 versus 50.0% of net revenues in the six months ended June 30, 2007. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 27.8% of net revenues in the six months ended June 30, 2008 versus 33.5% of net revenues in the six months ended June 30, 2007. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 13.8% of net revenues in the six months ended June 30, 2008 versus 16.5% of net revenues in the six months ended June 30, 2007.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding acquisition-related charges and noncash stock compensation) remained fairly steady – ranging from $9.2 million to $10.4 million – through the first quarter of 2006. In early 2006, we began to increase our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. This spending reached its peak at $12.5 million during the three-month period ended June 30, 2007, subsequently falling to $11.4 million during the three-month period ended December 31, 2007. Meanwhile, our revenues had been increasing for five consecutive quarters through the three-month period ended December 31, 2007, resulting in our lowest quarterly operating loss that quarter since the three-month period ended September 30, 2004 and our second lowest quarterly operating loss since our initial public offering in July 2000.

In the first six months of 2008, our sales have decreased as a result of market and economic factors, affecting our customers and target customers in life science industries, and consolidation in the pharmaceutical industry. Meanwhile, our expenses have increased as a direct result of our acquisitions of the ClaimRight business and Edge Dynamics. In response to this deterioration in our sales results and our increased operating losses, we reduced our headcount by a total of 28 employees during the three-month period ended June 30, 2008, incurring $346,000 in estimated severance costs, and have cut back on projected future hiring plans. The above notwithstanding, our total employee headcount has increased from 199 at December 31, 2007 to 220 at June 30, 2008, with essentially all of this growth comprised of additional staffing of our new development center in India and new employees hired in connection with the Edge Dynamics and ClaimRight acquisitions.

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

On February 20, 2008, we completed our purchase of the assets related to the ClaimRight data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for up to $2.2 million in cash, including up to $600,000 which is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The initial purchase consideration of $1.8 million consisted of $1.4 million in cash, assumed liabilities of $206,000, and transaction costs of $166,000. The ClaimRight business was located in Ambler, Pennsylvania and marketed software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provided us with an established customer base and technology that will enhance our product offering to our pharmaceutical manufacturing clients.

On May 5, 2008, we completed our acquisition of all of the outstanding capital stock of Edge Dynamics, a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of $500,000 plus the repayment and assumption of other obligations. The total merger consideration of approximately $5.2 million consisted of $500,000 in cash paid to the shareholders of Edge Dynamics, $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt, the assumption of Edge Dynamics’ liabilities of approximately $2.9 million, and transaction costs of approximately $345,000, less Edge Dynamics’ cash balance of $231,000. The Edge Dynamics acquisition provided products and technology that we believe will enhance our product offerings to our customers in the health and life sciences segment.

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

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2007, 18 of the 35 license contracts (minimum value of $50,000) that were sold were treated as subscription arrangements for accounting purposes. And in the six months ended June 30, 2008, four of the nine license deals (minimum value of $50,000) that were sold are likewise being accounted for as subscriptions. During the six months ended June 30, 2008 and 2007, we recognized $2.9 million and $2.0 million, respectively, in recurring revenue related to such agreements. For the remainder of 2008, we anticipate that subscription arrangements will continue to represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions had been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services since the beginning of the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of June 30, 2008 and December 31, 2007, we have reversed and deferred $671,000 of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defects are resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

Our estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the six months ended June 30:

	2008	2007
Risk-free interest rates	2.15-3.40%	4.50-5.10%
Dividend yield	—	—
Expected volatility	55-65%	55-60%
Expected term (in years)	3.75-6.00	5.29-7.50
Weighted average grant-date fair value of options granted during the period	$1.10	$1.14

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. We use historical volatility of the Company’s common stock to estimate expected volatility. For the six months ended June 30, 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the six months ended June 30, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of June 30, 2008. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

We incurred research and development expenses of $9.2 million for the six months ended June 30, 2008, which included amounts assigned to acquired in-process technology for the quarters ended March 31, 2008 and June 30, 2008 of $760,000 and $800,000, respectively. The values assigned to acquired in-process technology were determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

NET REVENUES

Net revenues increased by $138,000, or 1.4%, to $10.2 million for the quarter ended June 30, 2008 from $10.0 million for the quarter ended June 30, 2007. Recurring revenue increased by $560,000, or 11.8%, to $5.3 million for the quarter ended June 30, 2008 from $4.8 million in the same period a year earlier, primarily attributable to a $369,000, or 34.2%, increase in subscription revenue. As indicated above in this Item 2, subscription arrangements have represented a substantial proportion of license contracts since their introduction in 2004 and our recognized subscription revenues have been increasing during this period. Service revenue decreased by $538,000, or 17.0%, to $2.6 million versus $3.2 million in the year earlier period as demand for implementation services decreased in our industry solutions operating segment, which we believe is a result of the decrease in new license contracts sold in the prior quarter as compared to the same period in 2007.

In the quarter ended June 30, 2008, license revenue increased by $117,000, or 5.5%, when compared to the year earlier period. However, as indicated in the table below, the gross value of license contracts sold during the second quarter of 2008 decreased by $3.3 million, or 64.4%, to $1.9 million versus $5.2 million sold during the second quarter of 2007, due to large decreases in both the number of license transactions (minimum value of $50,000), from 8 to 5, and in the average selling price, from $449,000 to $224,000. Although we believe that much of this decrease can be attributed to unexpected delays in realizing purchasing commitments by current and prospective customers, we believe other factors such as general economic conditions affecting the life science industries and competitive pressures have likely contributed to this decrease. See Risk Factors in Part II, Item 1A of this filing.

Reconciliation of Gross Value of License Transactions to Reportable License Revenue

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$1,833	$5,200	$2,132	$8,496
Industry Solutions	20	4	240	310

	1,853	5,204	2,372	8,806
Add license revenue recorded in current quarter form contracts sold in prior period:
Health and Life Sciences	1,797	850	1,797	850
Industry Solutions	—	110	—	110

	1,797	960	1,797	960
Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	1,438	4,069	1,628	6,505
Industry Solutions	—	—	124	226

	1,438	4,069	1,752	6,731

License revenue recorded:
Health and Life Sciences	2,192	1,981	2,301	2,841
Industry Solutions	20	114	116	194

	$2,212	$2,095	$2,417	$3,035

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

Revenues derived from our health and life sciences segment increased by $926,000, or 11.6%, to $8.9 million for the quarter ended June 30, 2008 from $8.0 million in the year earlier period. This increase was primarily attributable to increases of (a) $352,000, or 35.7%, in subscription revenue resulting from growth of our in-force subscription contracts, (b) $212,000, or 8.6%, in non-subscription maintenance and support revenue, and (c) $131,000, or 154.5%, in hosting revenue. The growth in maintenance and support and hosting revenues is mostly attributable to the in-force customer relationships we assumed in the ClaimRight and Edge Dynamics acquisitions.

Revenues derived from our industry solutions segment decreased by $787,000, or 38.3%, to $1.3 million for the quarter ended June 30, 2008 versus $2.1 million in the same quarter in 2007. This decrease was principally attributable to a decrease in professional services revenue of $558,000, or 79.6%, compared to the year earlier period. Services revenue in this segment have been trending lower over the past several quarters due to decreasing licensing activity, which had largely been a result of both the Company’s renewed emphasis on life sciences markets and recent product defect issues in one of our key software products previously marketed primarily to the industry solutions segment (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and is now largely attributable to reduced marketing expenditures for products targeted to this segment.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue decreased by $44,000, or 2.6%, to $1.7 million for the quarter ended June 30, 2008 versus the year earlier period. This decrease is primarily attributable to a reduction of $220,000 in third-party consulting and hosting fees, most of which is the result of the cancellation of a large customer’s hosting arrangement, partially offset by a $175,000 increase in salary and related costs which were due principally to a small increase in average headcount and annual merit increases. As a percentage of recurring revenue, cost of recurring revenue decreased to 31.6% for the quarter ended June 30, 2008 from 36.2% for the quarter ended June 30, 2007.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue decreased by $174,000, or 5.9%, to $2.8 million for the quarter ended June 30, 2008 from $3.0 million in the year earlier period. This decrease is primarily attributable to a $166,000 reduction in the cost of consultants, which is primarily attributable to reduced customer demand for professional services in our industry solutions segment as discussed above in this Item 2. As a percentage of services revenue, cost of services revenue increased to 106.2% for the quarter ended June 30, 2008 from 93.7% for the quarter ended June 30, 2007.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $37,000 to $41,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. In the quarter ended June 30, 2007, cost of third party technology was principally comprised of the periodic amortization of prepaid royalty amounts in advance of the expiration date of the related technology agreements. No such amortization was recorded in the quarter ended June 30, 2008.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $91,000 in the quarter ended June 30, 2008, which represents an increase of $44,000, or 94%, from $47,000 recorded in the quarter ended June 30, 2007. This increase is attributable to amortization of the newly-acquired intangible assets in connection with the acquisitions of the ClaimRight business and Edge Dynamics.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses increased by $43,000, or 1.7%, to $2.6 million in the three months ended June 30, 2008 as compared to the year earlier period. This increase was primarily attributable to an increase of $402,000 in marketing salary and related costs due principally to higher staffing levels (and which also included $88,000 in one-time severance costs), partially offset by a $360,000 reduction in sales commission costs that was a direct result of the significant decrease in the gross value of license contracts sold as discussed above in this Item 2. As a percentage of total net revenues, sales and marketing expense increased slightly to 25.7% for the quarter ended June 30, 2008 from 25.6% for the quarter ended June 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $119,000, or 2.9%, to $4.0 million for the quarter ended June 30, 2008 versus $4.1 million for the quarter ended June 30, 2007. This decrease was principally comprised of a $1.0 million reduction in consulting costs, which resulted from the significant ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment, partially offset by a $728,000 increase in salary and related costs, resulting from increases in average headcount of US and offshore employees of 15.5 and 27 employees, respectively. Also, in the quarter ended June 30, 2007, we recognized a credit of $183,000 in connection with a funded research and development engagement. The increase is US headcount is mostly attributable to the acquisitions of the ClaimRight business and Edge Dynamics, while the offshore headcount increase is related to the staffing of our new development office in India. As a percentage of total net revenues, research and development expenses decreased to 39.1% for the quarter ended June 30, 2008 from 40.8% for the quarter ended June 30, 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $303,000, or 18.1%, to $1.4 million for the quarter ended June 30, 2008 versus $1.7 million in the year earlier period. This reduction in general and administrative expenses was primarily attributable to decreases of (i) $191,000 in senior management bonuses, a direct result of the lower-than-expected sales and earnings results in the first half of 2008, and (ii) $73,000 in non-cash stock compensation. As a percentage of total net revenues, general and administrative expenses decreased to 13.5% for the quarter ended June 30, 2008 from 16.7% for the quarter ended June 30, 2007.

DEPRECIATION. Depreciation expense increased by $91,000, or 42%, to $308,000 in the quarter ended June 30, 2008 versus $217,000 in the year earlier period. This increase is principally attributable to (i) higher levels of spending for furniture, equipment and software additions in the year 2007 ($1.1 million) relative to the year 2004 ($698,000), the majority of these asset additions being depreciated over a three-year life, and (ii) depreciation on property and equipment acquired as part of the Edge Dynamics acquisition.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Edge Dynamics in May 2008, we allocated $800,000 of the total purchase price to in-process research and development, which was expensed upon consummation of the acquisition. This allocation was based on an appraisal conducted for the purpose of allocating the initial consideration to the tangible and intangible assets acquired and liabilities assumed. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Edge Dynamics had achieved significant technological milestones on this specific project as of the acquisition date, but the project had not reached technological feasibility. At the time of the acquisition, the project was approximately 75% complete.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended June 30, 2008, we recorded $12,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. In the quarter ended June 30, 2007, this charge amounted to $19,000

INTEREST EXPENSE

In the three-month period ended June 30, 2008, interest expense of $400,000 was comprised principally of $368,000 of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007. In the three-month period ended June 30, 2007, interest expense of $24,000 consisted primarily of financing fees incurred in connection with capital lease obligations.

OTHER INCOME, NET

In the three-month period ended June 30, 2008, other income, net of $111,000 was primarily comprised of interest income of $101,000. In the three-month period ended June 30, 2007, other income, net of $170,000 was mostly comprised of $151,000 of interest income. The decrease in interest income in the quarter ended June 30, 2008 versus the year earlier period was entirely attributable to a significant decrease in interest rate yields, partially offset by an increase in average invested balance resulting from the convertible notes payable financing in December 2007.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2007 and the first six months of 2008 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended June 30, 2008 and 2007.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

NET REVENUES

Net revenues decreased by $851,000, or 4.6%, to $17.5 million for the six months ended June 30, 2008 versus $18.4 million in the year earlier period. Service revenue decreased by $1.3 million, or 20.9%, to $4.9 million versus $6.2 million in the year earlier period as demand for implementation services decreased, particularly in our industry solutions operating segment. License revenue decreased by $618,000, or 20.4%, to $2.4 million for the six months ended June 30, 2008 from $3.0 million for the year earlier period due to a reduction in license bookings as more fully discussed below. Recurring revenue increased by $1.1 million, or 10.2%, to $10.2 million for the six months ended June 30, 2008 from $9.2 million in the same period a year earlier, primarily attributable to a $662,000, or 42.6%, increase in subscription revenue. As indicated above in this Item 2, subscription arrangements have represented a substantial proportion of license contracts since their introduction in 2004, and our recognized subscription revenues have been increasing during this period.

As indicated in the table above, the gross value of license contracts sold during the first two quarters of 2008 decreased by $6.4 million, or 73.1%, to $2.4 million versus $8.8 million sold during the first two quarters of 2007, due to large decreases in both the number of license transactions (minimum value of $50,000), from 15 to 9, and in the average selling price, from $427,000 to $164,000. Likely reasons for this deterioration in our sales are discussed in “Comparison of the Three Month Periods Ended June 30, 2008 and 2007 – Net Revenues.”

Revenues derived from our health and life sciences segment increased by $400,000, or 2.8%, to $14.7 million for the six months ended June 30, 2008 from $14.3 million in the year earlier period. This increase was primarily attributable to increases of (a) $842,000, or 46.4%, in subscription revenue resulting from growth of our in-force subscription contracts, and (b) $380,000, or 8.0%, in non-subscription maintenance and support revenue, largely attributable to the in-force customer relationships we inherited in the ClaimRight and Edge Dynamics acquisitions, partially offset by decreases of (i) $540,000, or 19.0%, in license revenue and (ii) $401,000, or 8.4%, in professional services revenue.

Revenues derived from our industry solutions segment decreased by $1.2 million, or 31.1%, to $2.8 million for the six months ended June 30, 2008 versus $4.0 million in the same period in 2007. This reduction was principally attributable to decreases of (i) $881,000, or 64.7%, in professional services revenue, and (ii) $305,000, or 60.4%, in hosting revenue. Services revenue in this segment have been trending lower over the past several quarters due to decreasing licensing activity, which had largely been a result of both the Company’s renewed emphasis on life sciences markets and recent product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and is now largely attributable to reduced marketing expenditures for products targeted to this segment. The decrease in hosting revenue is attributable to the cancellation of a large customer’s hosting arrangement at our subsidiary in the United Kingdom.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue decreased by $129,000, or 3.8%, to $3.2 million for the six months ended June 30, 2008 versus the year earlier period. This decrease is primarily attributable to reductions of (i) $301,000 in hosting costs incurred by our subsidiary based in the United Kingdom resulting from the cancellation of a large customer’s hosting arrangement and (ii) $107,000 in consulting costs, partially offset by a $341,000 increase in salary and related costs which were due principally to a small increase in average headcount and annual merit increases. As a percentage of recurring revenue, cost of recurring revenue decreased to 31.7% for the period ended June 30, 2008 from 36.7% for the period ended June 30, 2007.

COST OF SERVICES REVENUE. Cost of services revenue decreased by $749,000, or 12.6%, to $5.2 million for the six months ended June 30, 2008 from $5.9 million in the year earlier period. This decrease is primarily attributable to a $523,000 reduction in the cost of consultants, which is primarily attributable to reduced customer demand for professional services in our industry solutions segment as discussed above in this Item 2. As a percentage of services revenue, cost of services revenue increased to 106.2% for the period ended June 30, 2008 from 96.2% for the period ended June 30, 2007.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology decreased by $104,000 to $50,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. In the six months ended June 30, 2007, cost of third party technology was principally comprised of the periodic amortization of prepaid royalty amounts in advance of the expiration date of the related technology agreements. No such amortization has been recorded during 2008.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $147,000 in the six months ended June 30, 2008, which represents an increase of $54,000, or 58%, from $93,000 recorded in the six months ended June 30, 2007. This increase is attributable to amortization of the newly-acquired intangible assets in connection with the acquisitions of the ClaimRight business and Edge Dynamics.

SALES AND MARKETING. Sales and marketing expenses increased by $126,000, or 2.6%, to $5.0 million in the six months ended June 30, 2008 as compared to the year earlier period. This increase was primarily attributable to increases of (i) $651,000 in marketing salary and related costs due to higher staffing levels (and which also included $88,000 in one-time severance costs) and (ii) $137,000 in marketing and promotion spending, partially offset by a $747,000 reduction in sales commission costs that was a direct result of the decrease in the gross value of license contracts sold as discussed above in this Item 2. As a percentage of total net revenues, sales and marketing expense increased to 28.6% for the six months ended June 30, 2008 from 26.5% for the six months ended June 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $767,000, or 9.1%, to $7.6 million for the six months ended June 30, 2008 versus $8.4 million for the six months ended June 30, 2007. This decrease was principally comprised of a $2.1 million reduction in consulting costs, which resulted from the ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment, partially offset by a $1.0 million increase in salary and related costs, resulting from increases in average headcount of US and offshore employees of 12 and 24 employees, respectively. Also, in the six months ended June 30, 2007, we recognized credits of $354,000 in connection with a funded research and development engagement. The increase is US headcount is mostly attributable to the acquisitions of the ClaimRight business and Edge Dynamics, while the offshore headcount increase is related to the staffing of our new development office in India. As a percentage of total net revenues, research and development expenses decreased to 43.5% for the six months ended June 30, 2008 from 45.7% for the six months ended June 30, 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $223,000, or 7.2%, to $2.9 million for the six months ended June 30, 2008 versus $3.1 million in the year earlier period. This reduction in general and administrative expenses was primarily attributable to decreases of (i) $120,000 in salary and related costs, which was principally comprised of reduced senior management bonuses, a direct result of the disappointing sales and earnings results in 2008, and (ii) $121,000 in non-cash stock compensation. As a percentage of total net revenues, general and administrative expenses decreased to 16.6% for the six months ended June 30, 2008 from 17.0% for the six months ended June 30, 2007.

DEPRECIATION. Depreciation expense increased by $132,000, or 33%, to $537,000 in the six months ended June 30, 2008 versus $405,000 in the year earlier period. This increase is principally attributable to (i) higher levels of spending for furniture, equipment and software additions in the year 2007 ($1.1 million) relative to the year 2004 ($698,000), the majority of these asset additions being depreciated over a three-year life, and (ii) depreciation on property and equipment acquired as part of the Edge Dynamics acquisition.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisitions of the ClaimRight business in February 2008 and Edge Dynamics in May 2008, we allocated a total $1.6 million of the respective purchase considerations to in-process research and development, which was expensed upon consummation of the acquisition. The allocations were based on appraisals conducted for the purpose of allocating initial consideration to the tangible and intangible assets acquired and liabilities assumed.

RESTRUCTURING AND OTHER CHARGES. In the six months ended June 30, 2008, we recorded $25,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. In the six ended June 30, 2007, this charge amounted to $81,000, which included the impact of an increase in future projected lease payments for the Chicago office space, most of which is not recoverable from sub lessees.

INTEREST EXPENSE

In the six-month period ended June 30, 2008, interest expense of $794,000 was comprised principally of $732,000 of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007. In the six-month period ended June 30, 2007, interest expense of $36,000 consisted primarily of financing fees incurred in connection with capital lease obligations.

OTHER INCOME, NET

In the six-month period ended June 30, 2008, other income, net of $300,000 was primarily comprised of interest income of $307,000. In the six-month period ended June 30, 2007, other income, net of $357,000 was mostly comprised of $330,000 of interest income. The decrease in interest income in the quarter ended June 30, 2008 versus the year earlier period was entirely attributable to a significant decrease in interest rate yields, mostly offset by an increase in average invested balance resulting from the convertible notes payable financing in December 2007.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2007 and the first six months of 2008 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the six-month periods ended June 30, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes (“Notes”), which resulted in our receipt of approximately $16.9 million in net proceeds in 2007. An additional $1.1 million in debt issuance costs were incurred and paid in 2008. The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are redeemable at par by the investors on December 31, 2010 and by the Company at any time beginning December 31, 2010. (See Note 4 to the condensed consolidated financial statements.) The Company is using the proceeds from the sale of the Notes for general corporate and for working capital purposes.

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds.

In the first six months of 2008 and the year ended December 31, 2007, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of computer equipment, software and related services amounting to $550,000 and $403,000, respectively.

At June 30, 2008, we had cash and cash equivalents of $15.3 million, as compared to cash and cash equivalents of $13.7 million at June 30, 2007. Also at June 30, 2008, we had $17.0 million in convertible notes payable outstanding. The non-current restricted cash balance of $272,000 at June 30, 2008 is comprised of cash amounts held on deposit as security on a long-term real property lease obligation.

Net cash used in operating activities for the six months ended June 30, 2008 was $7.7 million, as compared to $3.4 million in the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash used in operating activities consisted principally of (i) the net loss of $9.2 million, less non-cash items depreciation and amortization of $684,000, in-process research and development of $1.6 million, and stock-based compensation of $1.1 million, and (ii) a $2.5 million decrease in accrued expenses. Also, a $2.0 million decrease in accounts receivable was largely offset by decreases in accounts payable and deferred revenue of $715,000 and $555,000, respectively. The $2.5 million decrease in accrued expenses was principally attributable to several items: (a) payments during the quarter ended June 30, 2008 of $1.5 million of accrued expenses (mostly bonus and severance payments) that had been assumed from the acquisition of Edge Dynamics, (b) a $603,000 decrease in the management bonus accrual resulting primarily from the 2007 year end bonus payouts in February 2008 and a reduction in 2008 year-to-date accruals because of lower-than-expected sales and earnings results, and (c) final settlement and payment of $345,000 in costs related to the annual user conference held in November 2007. The $2.0 million reduction in accounts receivable was primarily attributable to a 56.2% decrease in new license sales in the quarter ended June 30, 2008 versus the last quarter of 2007. The $715,000 decrease in accounts payable represented a reduction in an unusually high balance in this account as of December 31, 2007. The $555,000 decrease in deferred revenue was primarily attributable to the acceleration into revenue of $772,000 in deferred license fees that previously had been accounted for as subscription agreements for accounting purposes, such acceleration being triggered by certain contractual changes in the underlying agreements that were executed in June 2008.

For the six months ended June 30, 2007, net cash used in operating activities consisted principally of the net loss of $7.7 million, less non-cash items depreciation and amortization of $498,000 and stock-based compensation of $1.2 million, and year-to-date decreases in deferred revenue and accounts payable of $1.2 million and $652,000, respectively, partially offset by a $3.1 million decrease in accounts receivable and a $1.5 increase in accrued expenses. The $1.2 million decrease in deferred revenue was primarily attributable to (i) a $1.3 million decrease in deferred maintenance fees, which is largely due to the seasonality effect described below in connection with the change in accounts receivable and (ii) the recognition into revenue during the quarter ended June 30, 2007 of $960,000 in previously-deferred license fees, partially offset by a $560,000 increase in deferred subscription fees, resulting from the significant increase in our in-force subscription business. The $652,000 decrease in accounts payable was more than offset by a $1.1 million increase in unpaid consulting fees that were included in accrued expenses, due to the late submission of invoices by vendors. The $3.1 million decrease in accounts receivable was primarily attributable to (i) $1.7 million in collections of license billings during the quarter ended June 30, 2007 for agreements executed in the same quarter versus essentially no such collections occurring during the fourth quarter of 2006, and (ii) a $1.8 million decrease in maintenance and support renewal billings in the second quarter of 2007 versus the fourth quarter of 2006, such seasonality the end result of a significant portion of our customers having requested calendar year billing cycles for maintenance and support renewals regardless of the anniversary date of their license agreements. The $1.5 million increase in accrued expenses is mostly attributable to the $1.1 million increase in accrued consulting fees discussed above, and to increases of $252,000 in both commissions payable and accrued sales taxes.

In the six months ended June 30, 2008, net cash used in investing activities consisted of (i) $2.3 million paid to acquired Edge Dynamics, (ii) $1.6 million paid to acquire the ClaimRight business and (iii) $371,000 of property and equipment additions. In the six months ended June 30, 2007, net cash used in investing activities was comprised solely of $278,000 in property and equipment additions.

Net cash used in financing activities in the six months ended June 30, 2008 of $1.2 million was primarily comprised of $1.1 million in payments of debt issuance costs incurred in connection with the convertible notes financing in December 2007. Net cash provided by financing activities was $130,000 in the six months ended June 30, 2007, consisting of $228,000 in proceeds from stock option exercises and employee stock purchases, partially offset by $98,000 in payments on capital lease obligations.

We currently anticipate that our cash and cash equivalents of $15.3 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. However, this cash balance is not sufficient to redeem the $17.0 million in outstanding principal of our convertible notes, payment of which could become due as early as December 31, 2010. Also, our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$22,249	$1,381	$2,210	$18,658	$—
Capital Lease Obligations	942	538	404	—	—
Operating Lease Obligations	4,993	2,017	2,740	236	—

Total Contractual Obligations	$28,184	$3,936	$5,354	$18,894	$—

Note: The Long-term Debt and Capital Lease Obligations amounts in the above table include interest. The Long-term Debt Obligation amounts assume that the Notes are not converted to common stock and are held to maturity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the three month and six month periods ended June 30, 2008 and 2007, or (ii) the fair value of our investment portfolios at June 30, 2008 and December 31, 2007.

At June 30, 2008, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At June 30, 2008 and December 31, 2007, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

At June 30, 2008, our outstanding debt consisted entirely of senior convertible notes of $17.0 million and capital lease obligations of $858,000. The interest rates on the convertible notes (6.5%) and our various capital lease obligations (6.4%—15.2%) are fixed, so we are not currently exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

THE COMPANY’S INCREASED LEVERAGE MAY RESTRICT ITS FUTURE OPERATIONS.

The Company has substantial indebtedness, including senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. The payment of interest and principal due under this indebtedness will reduce funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness may limit the Company’s ability to incur additional indebtedness, and thereby may limit its operations and strategic expansion. As of June 30, 2008, our cash balance was less than the outstanding principal of our debt. If we cannot improve our cash balance before our debt’s maturity date on December 31, 2012 (or the earlier elective redemption date on December 31, 2010), we would be unable to repay our outstanding debt and interest owed. If we have insufficient cash to repay our debt when it becomes due, we cannot give assurances that we will be able to obtain financing to repay our debt on acceptable terms.

THE BID PRICE OF OUR COMMON STOCK ON THE NASDAQ STOCK MARKET HAS BEEN BELOW $1.00 PER SHARE, AND IF THE BID PRICE REMAINS BELOW $1.00 PER SHARE FOR AN EXTENDED PERIOD, OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ STOCK MARKET, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL NECESSARY CAPITAL AND MIGHT CAUSE A DEFAULT ON OUR DEBT SECURITIES,

Under NASDAQ Stock Market rules, if the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days and we do not regain compliance within the subsequent 180 days, our common stock may be delisted from the NASDAQ Stock Market (including both the NASDAQ Global Market and the NASDAQ Capital Market). The delisting of our common stock may result in the trading of the stock on the OTC Bulletin Board. A delisting of our common stock from the NASDAQ Stock Market may reduce the liquidity of our common stock and could adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts. In addition, if our common stock is not listed on either the NASDAQ Stock Market, the New York Stock Exchange or the American Stock Exchange for more than five days, we would be in default on our convertible debt securities. On July 7, 2008, the closing price of our common stock was $0.97 and has closed below $1.00 per share each day thereafter through the date of this filing.

Separately, our common stock may be de-listed from the NASDAQ Global Market and we may be required to apply for listing on the NASDAQ Capital Market. On July 23, 2008, we received notice from the NASDAQ Stock Market that for the prior 10 consecutive trading days, the market value of our listed securities had been below the minimum $50 million requirement for continued inclusion on the NASDAQ Global Market. If compliance with this rule cannot be demonstrated by August 22, 2008, our common stock may be de-listed from the NASDAQ Global Market. We may, however, apply to transfer our common stock from the NASDAQ Global Market to the NASDAQ Capital Market (which does not require that the market value of listed securities be at least $50 million).

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $15.8 million in the year ended December 31, 2006, $9.8 million in the year ended December 31, 2007, and $9.2 million in the six months ended June 30, 2008, and we had an accumulated deficit at June 30, 2008 of $169.3 million. We have a stockholders’ deficit of $3.4 million in our balance sheet at June 30, 2008. Our recent results have been impacted by a number of factors, including decisions by current and prospective customers to defer, or otherwise not make, purchases from us and relatively high research and development expense, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

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

WE ARE HIGHLY DEPENDENT UPON THE LIFE SCIENCES INDUSTRY, AND FACTORS THAT ADVERSELY AFFECT THAT MARKET, INCLUDING CONSOLIDATION, COULD ALSO ADVERSELY AFFECT US

Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the life sciences industry, and our future growth depends, in large part, upon increased sales to the life sciences market. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors that may impact the purchase and sale of healthcare products, including competitive pressures, changes in regulations, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The life sciences market is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets and professional services organizations. Our competitors vary in size and in the scope and breadth of products and services offered. We anticipate competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect our revenues and margins.

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

WE HAVE MADE SEVERAL ACQUISITIONS THIS YEAR AND MAY HAVE DIFFICULTY INTEGRATING THEM. WE MAY MAKE ADDITIONAL ACQUISITIONS.

Since the beginning of 2008, we have acquired the ClaimRight business and Edge Dynamics, Inc., which are or were located in Ambler, Pennsylvania and Redwood City, California, respectively. We may make additional acquisitions. Any other company that we acquire is likely to be distant from our headquarters in Edison, New Jersey and will have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate the acquired employees, technologies and products, and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

WE HAVE MULTIPLE FACILITIES AND WE MAY EXPERIENCE DIFFICULTIES IN OPERATING FROM THESE DIFFERENT LOCATIONS

We operate out of our corporate headquarters in Edison, New Jersey, engineering offices in Redwood City, California, Portland, Maine and Gandhinagar, India, and an office facility in London, England. The geographic distances between our offices makes it more challenging for our management and other employees to collaborate and communicate with each other than if they were all located in a single facility, and, as a result, increases the demand on our managerial, operational and financial resources. Also, a significant number of our sales and professional services employees work remotely out of home offices, which adds to this demand.

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

The Annual Meeting of Stockholders of the Company was held on May 30, 2008. The stockholders of the Company elected members of the Board of Directors, approved the I-many, Inc. 2008 Stock Incentive Plan, and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors for 2008. The following tables show the results of voting for each matter:

Election of members of Board of Directors:	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	WITHHELD	NON-VOTES
Reynolds C. Bish	45,682,299	N/A	722,162	N/A
James H. Dennedy	45,699,966	N/A	704,495	N/A
Steven L. Fingerhood	45,682,299	N/A	722,162	N/A
Murray B. Low	45,286,481	N/A	1,117,980	N/A
Mark A. Mitchell	45,682,299	N/A	722,162	N/A
Karl E. Newkirk	45,682,299	N/A	722,162	N/A
John A. Rade	45,681,280	N/A	723,181	N/A

I-many, Inc. 2008 Stock Incentive Plan	25,644,209	3,318,119	31,519	17,410,614

Selection of BDO Seidman, LLP	46,357,899	22,176	24,386	N/A

ITEM 6.	EXHIBITS

(a)	The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC

Date: August 8, 2008	By:	/s/ Kevin M. Harris
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