Form 10-Q
period 2008-09-30
I MANY INC
filed 2008-11-07
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Yes  ☐        No  ☒

On November 4, 2008, 53,561,437 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,969	$28,588
Restricted cash	80	80
Accounts receivable, net of allowance	4,507	6,606
Prepaid expenses and other current assets	793	526

Total current assets	17,349	35,800
Property and equipment, net	2,150	1,494
Restricted cash	243	351
Deferred charges and other assets	1,199	1,309
Acquired intangible assets, net	2,337	46
Goodwill	9,622	8,667

Total assets	$32,900	$47,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,792	$2,455
Accrued expenses	4,047	6,983
Current portion of deferred revenue	14,085	13,654
Current portion of capital lease obligations	471	276

Total current liabilities	20,395	23,368

Convertible notes payable	17,000	17,000
Deferred revenue, net of current portion	920	1,664
Capital lease obligations, net of current portion	261	297
Other long-term liabilities	535	715

Total liabilities	39,111	43,044

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	—	—
Common stock, $.0001 par value —
Authorized - 100,000,000 shares
Issued and outstanding – 53,596,782 and 52,389,284 shares at September 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	166,408	164,685
Accumulated other comprehensive loss	(27)	(24)
Accumulated deficit	(172,597)	(160,043)

Total stockholders’ equity (deficit)	(6,211)	4,623

Total liabilities and stockholders’ equity (deficit)	$32,900	$47,667

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenues:
Recurring	$5,138	$4,965	$15,370	$14,146
Services	2,620	3,529	7,488	9,681
License	475	2,204	2,892	5,239

Total net revenues	8,233	10,698	25,750	29,066

Operating expenses:
Cost of recurring revenue (1)	1,631	1,404	4,876	4,778
Cost of services revenue (1)	2,539	2,686	7,710	8,606
Cost of third-party technology	2	79	52	233
Amortization of acquired intangible assets	162	46	309	139
Sales and marketing (1)	1,976	2,269	6,979	7,146
Research and development (1)	3,136	3,756	10,761	12,148
General and administrative (1)	1,448	1,473	4,354	4,602
Depreciation	305	259	842	664
In-process research and development	—	—	1,560	—
Restructuring and other charges	9	10	34	91

Total operating expenses	11,208	11,982	37,477	38,407

Loss from operations	(2,975)	(1,284)	(11,727)	(9,341)

Interest expense	(394)	(52)	(1,188)	(88)
Other income, net	60	109	360	466

Net loss	$(3,309)	$(1,227)	$(12,555)	$(8,963)

Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.24)	$(0.17)

Weighted average shares outstanding	52,521	51,828	52,420	51,646

(1) Stock-based compensation amounts included above:
Cost of recurring revenue	$37	$52	$98	$152
Cost of services revenue	68	99	324	294
Sales and marketing	107	85	279	206
Research and development	124	139	326	386
General and administrative	140	226	507	724

See notes to condensed consolidated financial statements

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(12,555)	$(8,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,151	803
In-process research and development	1,560	—
Restructuring and other charges	34	91
Amortization of deferred stock-based compensation	1,534	1,762
Amortization of debt issuance costs	272	—
Provision for doubtful accounts	1	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	108	(11)
Accounts receivable	3,302	1,368
Prepaid expense and other current assets	(189)	227
Accounts payable	(856)	(567)
Accrued expenses and other liabilities	(3,933)	(43)
Deferred revenue	(1,278)	(1,439)
Deferred rent	(22)	(9)
Other assets	24	(1)

Net cash used in operating activities	(10,847)	(6,782)

Cash Flows from Investing Activities:
Purchases of property and equipment	(555)	(511)
Cash paid to acquire ClaimRight assets	(1,616)	—
Cash paid to acquire Edge Dynamics, Inc.	(2,287)	—

Net cash used in investing activities	(4,458)	(511)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(1,111)	—
Payments on capital lease obligations	(391)	(141)
Proceeds from exercise of stock options	93	309
Proceeds from exercise of common stock warrants	17	—
Proceeds from Employee Stock Purchase Plan	78	66

Net cash (used in) provided by financing activities	(1,314)	234

Net decrease in cash and cash equivalents	(16,619)	(7,059)
Cash and cash equivalents, beginning of period	28,588	17,232

Cash and cash equivalents, end of period	$11,969	$10,173

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$632	$36

Supplemental disclosure of Noncash Activities:
Property and equipment acquired under capital leases	$550	$403

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2007 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

As shown in the accompanying financial statements and in its previous filings on Form 10-K, the Company has incurred recurring losses from operations, and as of September 30, 2008 the Company’s total liabilities exceeded its total assets by $6.2 million. Also, as indicated in note 4 below, the Company’s common stock is at risk of being delisted from the NASDAQ Capital Market, which would cause the Company’s senior convertible notes to be in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Company management has instituted a cost reduction program which included a reduction in headcount and consulting costs in the second quarter and is in the process of developing budgets for the year 2009 to achieve profitability. Also, Company management is currently investigating options for regaining compliance with the requirements of the NASDAQ Capital Market. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, a portion of the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where the Company agrees to deliver unspecified additional products in the future, the license fee is recognized ratably over the term of the arrangement beginning with the delivery of the first product. In cases where the Company agrees to deliver specified additional products or upgrades in the future, recognition of the entire license fee, including any related maintenance and support fees, is deferred until after the specified additional products or upgrades are delivered and made generally available to all customers. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as license revenue.

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

During the third quarter of 2005, the Company became aware of certain defects in the then current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also during 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of September 30, 2008 and December 31, 2007, the Company has reversed and deferred $625,000 and $671,000, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defects are resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The Company’s estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the nine months ended September 30:

	2008	2007
Risk-free interest rates	2.15-3.40%	4.35-5.10%
Dividend yield	—	—
Expected volatility	55-70%	55-60%
Expected term (in years)	3.75-7.25	5.29-7.50
Weighted average grant-date fair value of options granted during the period	$1.03	$1.17

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. The Company uses historical volatility of the Company’s common stock to estimate expected volatility. For the nine months ended September 30, 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the nine months ended September 30, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

The following table summarizes the components of stock-based compensation expense for the three month and nine month periods ended September 30:

(Amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock option grants issued prior to 2006	$32	$41	$74	$155
Stock option grants issued subsequent to 2005	301	449	1,170	1,267
Restricted stock grants to directors and employees	132	99	255	307
Employee stock purchase plan	11	12	35	33

Total stock-based compensation expense	$476	$601	$1,534	$1,762

As of September 30, 2008, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $2.5 million and $867,000, respectively. These costs are expected to be amortized over weighted average periods of 1.8 years and 1.1 years, respectively.

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options terminate 10 years after grant and vest over periods set by the Compensation Committee of the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis. Certain stock option awards provide for accelerated vesting if there is a change in control. Beginning in 2006, the Compensation Committee of the Board of Directors has also granted stock options to senior executives of the Company that vest on the earlier of four or five years after grant or the date that specified operational milestones or market prices for the Company’s common stock are attained. For the nine month periods ended September 30, 2008 and 2007, the Company recognized $146,000 and $60,000, respectively, of accelerated stock-based compensation expense in connection with the attainment of such milestones.

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

The following table summarizes total common shares available for future grants of stock options and other equity awards at September 30, 2008:

2001 Employee Stock Option Plan	643,446
2008 Stock Incentive Plan	741,262

Total available for future grant	1,384,708

The following table summarizes stock option activity under all of the Company’s stock option plans for the nine month period ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	7,821,302	$2.102
Granted	1,448,588	2.132
Exercised	(110,177)	0.848
Forfeited/expired	(1,037,245)	2.192

Outstanding at September 30, 2008	8,122,468	$2.113	7.2 years	$391

Exercisable at September 30, 2008	4,692,064	$2.193	6.2 years	$391

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2008 and 2007 was $81,000 and $600,000, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	153,860	$1.682
Granted	1,025,837	1.068
Vested	(98,208)	1.689
Forfeited	(27,962)	1.074

Nonvested at September 30, 2008	1,053,527	$1.100

The total fair value of restricted shares which vested during the nine months ended September 30, 2008 and 2007 was $166,000 and $136,000, respectively.

Fair Value Measurements:

In January 2008, the Company adopted SFAS No. 157 (or SFAS 157), “Fair Value Measurements”. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:	Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s investment in overnight money market institutional funds, which amounted to $10.0 million at September 30, 2008, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

Research and Development Costs:

The Company incurred research and development expenses of $12.3 million for the nine months ended September 30, 2008, which included amounts assigned to acquired in-process technology for the quarters ended March 31, 2008 and June 30, 2008 of $760,000 and $800,000, respectively. The values assigned to acquired in-process technology were determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims were outstanding as of September 30, 2008 and December 31, 2007. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. Relative to SFAS No. 157, the FASB issued FASB Staff Position 157-2 which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has adopted SFAS No. 157 for its financial assets and liabilities beginning January 1, 2008 and its adoption did not have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations” which replaces SFAS No. 141. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses, regardless of whether consideration is involved. Under SFAS 141(R), an acquirer will recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Among its other provisions, SFAS 141(R) mandates that (i) acquisition-related costs, including any post-acquisition restructuring costs that the acquirer expected but was not obligated to incur, generally be expensed when incurred, (ii) contingent consideration be recognized and recorded at fair value at the acquisition date, with subsequent changes in fair value to be recognized in the income statement or as equity adjustments, and (iii) in-process research and development be capitalized as an indefinite-lived intangible asset until project completion, after which time its value would be amortized over the related product’s estimated useful life or expensed if there is no alternative future use. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

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

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. Because the senior convertible notes issued by the Company (see Note 4 below) do not currently include a cash conversion feature, the Company believes that adoption of APB14-1 will not have a material effect on the Company’s financial position or results of operations.

NOTE 3. ACQUISITIONS

ClaimRight Business of Global HealthCare Exchange:

On February 20, 2008, the Company completed its purchase of the assets related to the ClaimRight data validation software business (“ClaimRight”) from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for up to $2.2 million in cash, including up to $600,000 which is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The initial purchase consideration of $1.8 million consisted of $1.4 million in cash, assumed liabilities of $206,000, and transaction costs of $181,000. In accordance with SFAS No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the related objectives. Any such payments would result in increases in goodwill. Company management believes that $200,000 of the $600,000 in contingent consideration is highly likely to be paid out in January 2009, while the performance milestones in connection with the remaining $400,000 are unlikely to be realized.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$300
Equipment and notes receivable	113
In-process research and development	760
Goodwill	649

Total assets acquired	1,822

Less:
Deferred revenue	(189)
Other current liabilities	(17)

Net assets acquired	$1,616

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

Edge Dynamics, Inc.:

On May 5, 2008, the Company completed its acquisition of all of the outstanding capital stock of Edge Dynamics, Inc. (“Edge Dynamics”), a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of $500,000 plus the repayment and assumption of other obligations. The total merger consideration of approximately $5.1 million consisted of $500,000 in cash paid to the shareholders of Edge Dynamics, $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt, the assumption of Edge Dynamics’ liabilities of $2.9 million, and transaction costs of approximately $290,000, less Edge Dynamics’ cash balance of $231,000.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$2,300
Accounts receivable	1,223
Other current assets	78
Equipment and other noncurrent assets	440
In-process research and development	800
Goodwill	306

Total assets acquired	5,147

Less:
Accrued expenses	(1,892)
Deferred revenue	(776)
Other current liabilities	(192)

Net assets acquired	$2,287

The $2.3 million of acquired intangible assets represents the fair values of the Edge Dynamics technology ($1.5 million) and in-force customer relationships ($800,000), which are each being amortized over a four-year life. The entire value of acquired intangible assets, in-process research and development, and goodwill was assigned to the health and life sciences segment.

The portion of the purchase price allocated to in-process research and development, totaling $800,000, was expensed upon consummation of the Edge Dynamics acquisition. This allocation was attributable to one in-process research and development project, which consisted of the development of significant new features and functionality to an existing software product. Edge Dynamics had achieved significant technological milestones on the project as of the acquisition date, but the project had not reached technological feasibility. The value of the purchased in-process research and development was computed using a discount rate of 30% on the projected incremental revenue stream of the product enhancements, net of anticipated costs and expenses. The 30% discount rate was derived based on the Company’s estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development and the stage of development. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies acquired from Edge Dynamics. The determined value was then adjusted to reflect only the value creation efforts of Edge Dynamics prior to the close of the acquisition. At the time of the acquisition, the project was approximately 75% complete. As of September 30, 2008, the Company had invested approximately $550,000 in the project following acquisition. The project’s development progressed, in all material respects, consistently with the assumptions that the Company had used for estimating its fair value and was completed in September 2008.

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the ClaimRight and Edge Dynamics acquisitions, as if the acquisitions had occurred as of January 1, 2007. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisition on January 1, 2007, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results for the periods ended September 30, 2008 and 2007 are in thousands of dollars, except per share data:

(Unaudited)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Pro forma revenues	$8,233	$13,820	$28,049	$35,901
Pro forma net loss	(3,308)	(1,594)	(15,564)	(14,739)
Pro forma net loss per share	(0.06)	(0.03)	(0.30)	(0.29)

NOTE 4. CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company completed a private placement of $17.0 million of senior convertible notes (“Notes”). The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the Notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company were approximately $15.8 million, after deducting commissions and other fees. The $1.2 million in debt issuance costs is being amortized into interest expense using the effective interest method over the three-year period leading up to the date at which the Notes are first redeemable by the investors. In connection with the Notes, the Company incurred interest expense of $369,000 and $1.1 million, respectively, during the three-month and nine-month periods ended September 30, 2008, such amounts including debt issuance cost amortization of $93,000 and $272,000, respectively. As discussed more fully below, the Notes would be in default, and the holders of the Notes could require the Company to redeem the Notes for their principal amount and accrued interest, if the Company’s common stock is delisted from the NASDAQ Capital Market.

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

On October 21, 2008, the Company received notice from The NASDAQ Stock Market LLC (“NASDAQ”) that the market value of its listed securities had been below the minimum $35 million for the previous ten consecutive business days, and that if the market value of the Company’s listed securities does not exceed $35 million for a minimum of ten consecutive business days at any time prior to November 20, 2008, the Company’s common stock would be subject to delisting unless the Company were to request a hearing before a NASDAQ Listing Qualifications Panel. In the event that the Company requests a hearing, its common stock will remain listed on the NASDAQ Capital Market at least until the panel renders a decision following the hearing. As of November 7, 2008, the market value of the Company’s common stock did not exceed $35 million and accordingly the Company expects its common stock to be subject to delisting pending the hearing process described above.

The delisting of the Company’s common stock from the NASDAQ Capital Market is an event of default under the Company’s Notes. In the event of such a default, the holders of the Notes would be entitled to declare the entire principal amount and interest due and payable immediately. The Company currently does not have sufficient cash and short-term investments to repay the full principal amount of the Notes. The Company intends to seek a waiver of this default from the holders of the Notes; however, there can be no assurance that it will be able to obtain a waiver on favorable terms, if at all. If the Company is unable to obtain a waiver, it would be unable to repay the Notes without raising additional capital and its ability to continue as a going concern would be in significant doubt.

NOTE 5. NET LOSS PER SHARE

Basic net loss per share was determined by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities was excluded, as they are anti-dilutive as a result of the Company’s net losses. The total numbers of common equivalent shares excluded from the diluted loss per share calculation were 635,265 and 2,192,563 for the three months ended September 30, 2008 and 2007, respectively, and 1,318,660 and 1,709,647 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 6. SIGNIFICANT CUSTOMERS

The Company had certain customers which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Customer A	12%	*	*	*
Customer B	*	12%	*	*

The Company had certain customers whose accounts receivable balance individually represented a significant percentage of total receivables, as follows:

	at September 30,
	2008	2007
Customer A	10%	*
Customer C	*	12%

*	was less than 10% of the Company’s total

NOTE 7. SEGMENT DISCLOSURE

The Company measures operating results as two reportable segments, each of which provides multiple products and services that allow manufacturers, purchasers and intermediaries to manage their complex contracts for the purchase and sale of goods. These segments are consistent with how management establishes strategic goals, allocates resources and evaluates performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that market to separate and distinct industry groups: (i) health and life sciences, which includes pharmaceutical manufacturers, and (ii) industry solutions, which comprises all other industries. The following tables reflect the results of the segments consistent with the Company’s management system.

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended September 30, 2008:

Revenues	$6,977	$1,256	$—	$8,233
Segment loss	(3,216)	(93)	—	(3,309)
Segment assets	25,386	1,563	5,951	32,900
Goodwill	3,671	—	5,951	9,622

For the nine months ended September 30, 2008:

Revenues	$21,720	$4,030	$—	$25,750
Segment loss	(10,259)	(2,296)	—	(12,555)

At and for the three months ended September 30, 2007:

Revenues	$7,354	$3,344	$—	$10,698
Segment loss	(1,120)	(107)	—	(1,227)
Segment assets	20,907	1,581	5,951	28,439
Goodwill	2,716	—	5,951	8,667

For the nine months ended September 30, 2007:

Revenues	$21,698	$7,368	$—	$29,066
Segment loss	(2,628)	(6,335)	—	(8,963)

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

In the nine month periods ended September 30, 2008 and 2007, the Company realized charges of $34,000 and $91,000, respectively, in connection with the amortization of its long-term lease restructuring accruals for its Chicago and London facilities.

A rollforward of the Company’s accrued liability for restructuring and other charges, consisting entirely of lease costs, is as follows:

(Amounts in thousands)
Balance at December 31, 2007	$839

Activity in nine months ended September 30, 2008:
Restructuring charge	34
Payments net of sublease receipts	(186)
Currency translation adjustment	(15)

Balance at September 30, 2008	$672

Current portion – included in accrued expenses	$221

Noncurrent portion – included in other long-term liabilities	$451

NOTE 9. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at September 30 is as follows:

(Amounts in thousands)	2008	2007
Balance at January 1,	$127	$137
Write offs	(4)	(19)
Currency translation adjustment	(7)	1

Balance at September 30,	$116	$119

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products and product subscription revenues, accounted for 59.7% of net revenues in the nine months ended September 30, 2008 versus 48.7% of net revenues in the nine months ended September 30, 2007. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 29.1% of net revenues in the nine months ended September 30, 2008 versus 33.3% of net revenues in the nine months ended September 30, 2007. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 11.2% of net revenues in the nine months ended September 30, 2008 versus 18.0% of net revenues in the nine months ended September 30, 2007.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding acquisition-related charges and noncash stock compensation) remained fairly steady – ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we began to increase our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies – Revenue Recognition” in this Item 2, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. This spending reached its peak at $12.5 million during the three-month period ended June 30, 2007, subsequently falling to $11.4 million during the three-month period ended December 31, 2007. Meanwhile, our revenues had been increasing for six consecutive quarters through the three-month period ended December 31, 2007, resulting in our lowest quarterly operating loss that quarter since the three-month period ended September 30, 2004 and our second lowest quarterly operating loss since our initial public offering in July 2000.

In 2008, our sales have decreased significantly. We believe that general economic conditions affecting the life science industries, a relatively small and recent base of customers using our next generation products, weak sales force execution and competitive pressures are the primary causes behind this decrease. Meanwhile, our expenses had increased during the first six months of 2008, largely as a direct result of our acquisitions of the ClaimRight business and Edge Dynamics. In response to this deterioration in our sales results and our increased operating losses, we reduced our headcount by a total of 28 employees during the three-month period ended June 30, 2008, incurring $346,000 in estimated severance costs, and cut back on projected future hiring plans. Our total employee headcount has increased from 199 at December 31, 2007 to 209 at September 30, 2008, but all of this growth was comprised of additional staffing of our development center in India. And our spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding acquisition-related charges and noncash stock compensation) in the third quarter of 2008 decreased to $10.3 million, which is in the range of our quarterly spending levels during the two year period ended March 31, 2006.

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

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes, which bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by us at any time beginning on December 31, 2010. Net proceeds to the Company from the sale of the notes were approximately $15.8 million, after deducting commissions and other fees. We will be in default under these notes in the event that our common stock is delisted from the NASDAQ Capital Market and we are unable to obtain a waiver from the holders of the notes. See note 4 to the condensed consolidated financial statements above.

On February 20, 2008, we completed our purchase of the assets related to the ClaimRight data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for up to $2.2 million in cash, including up to $600,000 which is being held back pending the achievement of certain defined performance milestones during the first 12 months after the closing. The initial purchase consideration of $1.8 million consisted of $1.4 million in cash, assumed liabilities of $206,000, and transaction costs of $181,000. The ClaimRight business was located in Ambler, Pennsylvania and marketed software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provided us with an established customer base and technology that will enhance our product offering to our pharmaceutical manufacturing clients.

On May 5, 2008, we completed our acquisition of all of the outstanding capital stock of Edge Dynamics, a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of $500,000 plus the repayment and assumption of other obligations. The total merger consideration of approximately $5.1 million consisted of $500,000 in cash paid to the shareholders of Edge Dynamics, $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt, the assumption of Edge Dynamics’ liabilities of approximately $2.9 million, and transaction costs of approximately $290,000, less Edge

Dynamics’ cash balance of $231,000. The Edge Dynamics acquisition provided products and technology that we believe will enhance our product offerings to our customers in the health and life sciences segment.

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

We recognize software license fees upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, we allocate a portion of the total fee to professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where we agree to deliver unspecified additional products in the future, the license fee is recognized ratably over the term of the arrangement beginning with the delivery of the first product. In cases where we agree to deliver specified additional products or upgrades in the future, recognition of the entire license fee, including any related maintenance and support fees, is deferred until after the specified additional products or upgrades are delivered and made generally available to all customers. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, we recognize the license fee as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as license revenue.

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

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2007, 18 of the 35 license contracts (minimum value of $50,000) that were sold were treated as subscription arrangements for accounting purposes. And in the nine months ended September 30, 2008, five of the 10 license deals (minimum value of $50,000) that were sold are likewise being accounted for as subscriptions. During the nine months ended September 30, 2008 and 2007, we recognized $4.1 million and $3.3 million, respectively, in recurring revenue related to such agreements.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions had been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services since the beginning of the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of September 30, 2008 and December 31, 2007, we have reversed and deferred $625,000 and $671,000, respectively, of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defects are resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

Our estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the nine months ended September 30:

	2008	2007
Risk-free interest rates	2.15-3.40%	4.35-5.10%
Dividend yield	—	—
Expected volatility	55-70%	55-60%
Expected term (in years)	3.75-7.25	5.29-7.50
Weighted average grant-date fair value of options granted during the period	$1.03	$1.17

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. We use historical volatility of the Company’s common stock to estimate expected volatility. For the nine months ended September 30, 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the nine months ended September 30, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of September 30, 2008. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

We incurred research and development expenses of $12.3 million for the nine months ended September 30, 2008, which included amounts assigned to acquired in-process technology for the quarters ended March 31, 2008 and June 30, 2008 of $760,000 and $800,000, respectively. The values assigned to acquired in-process technology were determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

NET REVENUES

Net revenues decreased by $2.5 million, or 23.0%, to $8.2 million for the quarter ended September 30, 2008 from $10.7 million for the quarter ended September 30, 2007. License revenue decreased by $1.7 million, or 78.4%, when compared to the year earlier period. Also, service revenue decreased by $909,000, or 25.8%, to $2.6 million versus $3.5 million in the year earlier period as demand for implementation services decreased in both of our operating segments, which we believe is primarily a result of the decrease in new license contracts sold during the first nine months of 2008 as compared to the same period in 2007.

As indicated in the table below, the gross value of license contracts sold during the third quarter of 2008 decreased by $3.4 million, or 86.6%, to $520,000 versus $3.9 million sold during the third quarter of 2007, due to a significant decrease in the number of license transactions (minimum value of $50,000) from 10 to one. We believe that general economic conditions affecting the life science industries, a relatively small and recent base of customers using our next generation products, weak sales force execution and competitive pressures are the primary causes behind this decrease. See Risk Factors in Part II, Item 1A of this filing.

Reconciliation of Gross Value of License Transactions to Reportable License Revenue

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$520	$3,462	$2,652	$11,958
Industry Solutions	—	423	240	733

	520	3,885	2,892	12,691
Add license revenue recorded in current quarter from contracts sold in prior period:
Health and Life Sciences	475	207	2,272	1,057
Industry Solutions	—	609	—	719

	475	816	2,272	1,776
Less value of license contracts sold in current period and deferred to future periods:
Health and Life Sciences	520	2,434	2,148	8,939
Industry Solutions	—	63	124	289

	520	2,497	2,272	9,228

License revenue recorded:
Health and Life Sciences	475	1,235	2,776	4,076
Industry Solutions	—	969	116	1,163

	$475	$2,204	$2,892	$5,239

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

Revenues derived from our health and life sciences segment decreased by $373,000, or 5.1%, to $7.0 million for the quarter ended September 30, 2008 from $7.4 million in the year earlier period. This decrease was primarily attributable to reductions of $760,000, or 61.5%, in license revenue, and $332,000, or 12.2%, in service revenue, partially offset by increases of $530,000, or 24.2%, in maintenance and support revenue and $214,000, or 227.7%, in hosting revenue. The growth in maintenance and support and hosting revenues was mostly attributable to the in-force customer relationships we assumed in the ClaimRight and Edge Dynamics acquisitions.

Revenues derived from our industry solutions segment decreased by $2.1 million, or 62.4%, to $1.3 million for the quarter ended September 30, 2008 versus $3.3 million in the same quarter in 2007. All revenue sources experienced declines: license revenue decreased by $969,000, or 100.0%; service revenue decreased by $580,000, or 71.9%; and recurring revenue decreased by $541,000, or 34.4%. Revenue in this segment has been trending lower over the past several quarters due to decreasing licensing activity, which had largely been a result of both the Company’s renewed emphasis on life sciences markets and recent product defect issues in one of our key software products previously marketed primarily to the industry solutions segment (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and is now largely attributable to reduced sales and marketing expenditures for products targeted to this segment.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue increased by $227,000, or 16.1%, to $1.6 million for the quarter ended September 30, 2008 versus the year earlier period. This increase is primarily attributable to a $253,000 increase in salary and related costs, which was due principally to a small increase in average headcount and annual merit increases. As a percentage of recurring revenue, cost of recurring revenue increased to 31.7% for the quarter ended September 30, 2008 from 28.3% for the quarter ended September 30, 2007.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue decreased by $147,000, or 5.5%, to $2.5 million for the quarter ended September 30, 2008 from $2.7 million in the year earlier period. This decrease is primarily attributable to reductions of $79,000 in the cost of consultants and $31,000 in travel expenses, both of which are primarily attributable to reduced customer demand for professional services in our industry solutions segment as discussed above in this Item 2. As a percentage of services revenue, cost of services revenue increased to 96.9% for the quarter ended September 30, 2008 from 76.1% for the quarter ended September 30, 2007.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $77,000 to $2,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. In the quarter ended September 30, 2007, cost of third party technology was principally comprised of the periodic amortization of prepaid royalty amounts in advance of the expiration date of the related technology agreements. No such amortization was recorded in the quarter ended September 30, 2008.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $162,000 in the quarter ended September 30, 2008, which represents an increase of $116,000, or 251%, from $46,000 recorded in the quarter ended September 30, 2007. This increase is attributable to amortization of the newly-acquired intangible assets in connection with the acquisitions of the ClaimRight business and Edge Dynamics.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses decreased by $293,000, or 12.9%, to $2.0 million in the three months ended September 30, 2008 as compared to $2.3 million in the year earlier period. This decrease was primarily attributable to a $327,000 reduction in sales commission costs that was a direct result of the significant decrease in the gross value of license contracts sold as discussed above in this Item 2. As a percentage of total net revenues, sales and marketing expense increased to 24.0% for the quarter ended September 30, 2008 from 21.2% for the quarter ended September 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $620,000, or 16.5%, to $3.1 million for the quarter ended September 30, 2008 versus $3.8 million for the quarter ended September 30, 2007. This decrease was principally comprised of a $881,000 reduction in consulting costs, which resulted from the significant ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment, partially offset by a $268,000 increase in salary and related costs, resulting from increases in average headcount of US and offshore employees of 8 and 20.5 employees, respectively. The increase in US headcount is mostly attributable to the acquisitions of the ClaimRight business and Edge Dynamics, while the offshore headcount increase is related to the staffing of our new development office in India. As a percentage of total net revenues, research and development expenses increased to 38.1% for the quarter ended September 30, 2008 from 35.1% for the quarter ended September 30, 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, legal, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $25,000, or 1.7%, to $1.4 million for the quarter ended September 30, 2008 versus the year earlier period. This reduction in general and administrative expenses was primarily attributable to a $88,000 reduction in non-cash stock compensation, partially offset by small increases in cash expenses. As a percentage of total net revenues, general and administrative expenses increased to 17.6% for the quarter ended September 30, 2008 from 13.8% for the quarter ended September 30, 2007.

DEPRECIATION. Depreciation expense increased by $46,000, or 18%, to $305,000 in the quarter ended September 30, 2008 versus $259,000 in the year earlier period. This increase is principally attributable to (i) higher levels of spending for furniture, equipment and software additions in the year 2007 ($1.1 million) relative to the year 2004 ($698,000), the majority of these asset additions being depreciated over a three-year life, and (ii) depreciation on property and equipment acquired as part of the Edge Dynamics acquisition.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended September 30, 2008, we recorded $9,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. In the quarter ended September 30, 2007, this charge amounted to $10,000

INTEREST EXPENSE

In the three-month period ended September 30, 2008, interest expense of $394,000 was comprised principally of $369,000 of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007. In the three-month period ended September 30, 2007, interest expense of $52,000 consisted primarily of financing fees incurred in connection with capital lease obligations.

OTHER INCOME, NET

In the three-month period ended September 30, 2008, other income, net of $60,000 was primarily comprised of interest income of $67,000. In the three-month period ended September 30, 2007, other income, net of $109,000 was mostly comprised of $121,000 of interest income. The decrease in interest income in the quarter ended September 30, 2008 versus the year earlier period was entirely attributable to a significant decrease in interest rate yields, partially offset by an increase in average invested balance resulting from the convertible notes payable financing in December 2007.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2007 and the first nine months of 2008 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended September 30, 2008 and 2007.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

NET REVENUES

Net revenues decreased by $3.3 million, or 11.4%, to $25.8 million for the nine months ended September 30, 2008 versus $29.1 million in the year earlier period. Service revenue decreased by $2.2 million, or 22.6%, to $7.5 million versus $9.7 million in the year earlier period as demand for implementation services decreased, particularly in our industry solutions operating segment. License revenue decreased by $2.3 million, or 44.8%, to $2.9 million for the nine months ended September 30, 2008 from $5.2 million for the year earlier period due to a reduction in license bookings as more fully discussed below. Recurring revenue increased by $1.2 million, or 8.7%, to $15.4 million for the nine months ended September 30, 2008 from $14.1 million in the same period a year earlier, primarily attributable to increases of $792,000, or 24.0%, in subscription revenue and $602,000, or 6.1%, in maintenance and support revenue. As indicated above in this Item 2, subscription arrangements have represented a substantial proportion of license contracts since their introduction in 2004, and our recognized subscription revenues have been increasing during this period. The growth in maintenance and support and hosting revenues was mostly attributable to the in-force customer relationships we assumed in the ClaimRight and Edge Dynamics acquisitions.

As indicated in the table above, the gross value of license contracts sold during the first three quarters of 2008 decreased by $9.8 million, or 77.2%, to $2.9 million versus $12.7 million sold during the first three quarters of 2007, due to large decreases in both the number of license transactions (minimum value of $50,000), from 25 to 10, and in the average selling price, from $373,000 to $169,000. We believe that general economic conditions affecting the life science industries, a relatively small and recent base of customers using our next generation products, weak sales force execution and competitive pressures are the primary causes behind this decrease.

Revenues derived from our health and life sciences segment increased by $22,000, or 0.1%, to $21.7 million for the nine months ended September 30, 2008 versus the year earlier period. Increases of (i) $909,000, or 13.1%, in maintenance and support revenue, (ii) $813,000, or 27.8% in subscription revenue, and (iii) $333,000, or 126.6%, in hosting revenue were mostly offset by decreases of (a) $1.3 million, or 31.9%, in license revenue and (b) $734,000, or 9.8%, in professional services revenue. As indicated above, the growth in maintenance and support and hosting revenues was mostly attributable to the in-force customer relationships we assumed in the ClaimRight and Edge Dynamics acquisitions.

Revenues derived from our industry solutions segment decreased by $3.3 million, or 45.3%, to $4.0 million for the nine months ended September 30, 2008 versus $7.4 million in the same period in 2007. All revenue sources experienced declines: service revenue decreased by $1.5 million, or 67.4%; license revenue decreased by $1.0 million, or 90.0%, and recurring revenue decreased by $833,000, or 20.6%. Revenue in this segment has been trending lower over the past several quarters due to decreasing licensing activity, which had largely been a result of both the Company’s renewed emphasis on life sciences markets and recent product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and is now largely attributable to reduced marketing expenditures for products targeted to this segment.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue increased by $98,000, or 2.1%, to $4.9 million for the nine months ended September 30, 2008 versus the year earlier period. This increase is primarily attributable to a $595,000 increase in salary and related costs which was due principally to a small increase in average headcount and higher average salaries, partially offset by reductions of (i) $257,000 in hosting costs incurred by our subsidiary based in the United Kingdom resulting from the cancellation of a large customer’s hosting arrangement and (ii) $122,000 in consulting costs. As a percentage of recurring revenue, cost of recurring revenue decreased to 31.7% for the period ended September 30, 2008 from 33.8% for the period ended September 30, 2007.

COST OF SERVICES REVENUE. Cost of services revenue decreased by $896,000, or 10.4%, to $7.7 million for the nine months ended September 30, 2008 from $8.6 million in the year earlier period. This decrease is primarily attributable to reductions of $602,000 in the cost of consultants and $207,000 in travel expenses, both of which are primarily attributable to reduced customer demand for professional services in our industry solutions segment as discussed above in this Item 2. As a percentage of services revenue, cost of services revenue increased to 103.0% for the period ended September 30, 2008 from 88.9% for the period ended September 30, 2007.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology decreased by $181,000 to $52,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. In the nine months ended September 30, 2007, cost of third party technology was principally comprised of the periodic amortization of prepaid royalty amounts in advance of the expiration date of the related technology agreements. No such amortization has been recorded during 2008.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $309,000 in the nine months ended September 30, 2008, which represents an increase of $170,000, or 122.5%, from $139,000 recorded in the nine months ended September 30, 2007. This increase is attributable to amortization of the newly-acquired intangible assets in connection with the acquisitions of the ClaimRight business and Edge Dynamics.

SALES AND MARKETING. Sales and marketing expenses decreased by $167,000, or 2.3%, to $7.0 million in the nine months ended September 30, 2008 as compared to the year earlier period. This decrease was primarily attributable to a $1.1 million reduction in sales commission costs that was a direct result of the decrease in the gross value of license contracts sold as discussed above in this Item 2, partially offset by an increase of $919,000 in marketing salary and related costs due to higher staffing levels and one-time severance costs. As a percentage of total net revenues, sales and marketing expense increased to 27.1% for the nine months ended September 30, 2008 from 24.6% for the nine months ended September 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $1.4 million, or 11.4%, to $10.8 million for the nine months ended September 30, 2008 versus $12.1 million for the nine months ended September 30, 2007. This decrease was principally comprised of a $3.0 million reduction in consulting costs, which resulted from the ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment, partially offset by a $1.3 million increase in salary and related costs, resulting from increases in average headcount of US and offshore employees of 10.5 and 22.5 employees, respectively. Also, in the nine months ended September 30, 2007, we recognized credits of $354,000 in connection with a funded research and development engagement. The increase is US headcount is mostly attributable to the acquisitions of the ClaimRight business and Edge Dynamics, while the offshore headcount increase is related to the staffing of our new development office in India. As a percentage of total net revenues, research and development expenses remained unchanged at 41.8% for the nine months ended September 30, 2008 versus the year earlier period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $248,000, or 5.4%, to $4.4 million for the nine months ended September 30, 2008 versus $4.6 million in the year earlier period. This reduction in general and administrative expenses was primarily attributable to decreases of (i) $119,000 in salary and related costs, which was principally comprised of reduced senior management bonuses, a direct result of the disappointing sales and earnings results in 2008, and (ii) $209,000 in non-cash stock compensation. As a percentage of total net revenues, general and administrative expenses increased to 16.9% for the nine months ended September 30, 2008 from 15.8% for the nine months ended September 30, 2007.

DEPRECIATION. Depreciation expense increased by $78,000, or 27%, to $842,000 in the nine months ended September 30, 2008 versus $664,000 in the year earlier period. This increase is principally attributable to (i) higher levels of spending for furniture, equipment and software additions in the year 2007 ($1.1 million) relative to the year 2004 ($698,000), the majority of these asset additions being depreciated over a three-year life, and (ii) depreciation on property and equipment acquired as part of the Edge Dynamics acquisition.

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

RESTRUCTURING AND OTHER CHARGES. In the nine months ended September 30, 2008, we recorded $34,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. In the nine months ended September 30, 2007, this charge amounted to $91,000, which included the impact of an increase in future projected lease payments for the Chicago office space, most of which is not recoverable from sub lessees.

INTEREST EXPENSE

In the nine-month period ended September 30, 2008, interest expense of $1.2 million was comprised principally of $1.1 million of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007. In the nine-month period ended September 30, 2007, interest expense of $88,000 consisted primarily of financing fees incurred in connection with capital lease obligations.

OTHER INCOME, NET

In the nine-month period ended September 30, 2008, other income, net of $360,000 was primarily comprised of interest income of $373,000. In the nine-month period ended September 30, 2007, other income, net of $466,000 was mostly comprised of $451,000 of interest income. The decrease in interest income in the year-to-date period ended September 30, 2008 versus the year earlier period was entirely attributable to a significant decrease in interest rate yields, partially offset by an increase in average invested balance resulting from the convertible notes payable financing in December 2007.

PROVISION FOR INCOME TAXES

We incurred operating losses for all quarters in 2007 and the first nine months of 2008 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the nine-month periods ended September 30, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements and in our previous filings on Form 10-K, we have incurred recurring losses from operations, and as of September 30, 2008 our total liabilities exceeded our total assets by $6.2 million. Also, as indicated in Note 4 above, our common stock is at risk of being delisted from the NASDAQ Capital Market, which would cause our senior convertible notes to be in default. These factors raise substantial doubt about our ability to continue as a going concern.

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes (“Notes”), which resulted in our receipt of approximately $16.9 million in net proceeds in 2007. An additional $1.1 million in debt issuance costs were incurred and paid in 2008. The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are redeemable at par by the investors on December 31, 2010 and by the Company at any time beginning December 31, 2010. (See Note 4 to the condensed consolidated financial statements.) The Company has used proceeds from the sale of the Notes for the ClaimRight and Edge Dynamics acquisitions (see note 3 to our condensed consolidated financial statements) and is using the remaining proceeds from the sale of the Notes for general corporate and for working capital purposes. As discussed more fully in the notes to our condensed consolidated financial statements, the Notes would be in default, and the holders of the Notes could require the Company to redeem the Notes for their principal amount and accrued interest, if the Company’s common stock is delisted from the NASDAQ Capital Market.

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds.

In the first nine months of 2008 and the year ended December 31, 2007, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of computer equipment, software and related services amounting to $550,000 and $403,000, respectively.

At September 30, 2008, we had cash and cash equivalents of $12.0 million, as compared to cash and cash equivalents of $10.2 million at September 30, 2007. Also at September 30, 2008, we had $17.0 million in convertible notes payable outstanding. The non-current restricted cash balance of $243,000 at September 30, 2008 is comprised of cash amounts held on deposit as security on a long-term real property lease obligation.

Net cash used in operating activities for the nine months ended September 30, 2008 was $10.8 million, as compared to $6.8 million in the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in operating activities consisted principally of (i) the net loss of $12.6 million, less non-cash items depreciation and amortization of $1.2 million, in-process research and development of $1.6 million, and stock-based compensation of $1.5 million, and (ii) decreases in accrued expenses, deferred revenue and accounts payable of $3.9 million, $1.3 million and $856,000, respectively, partially offset by a $3.3 million decrease in accounts receivable. The $3.9 million decrease in accrued expenses was principally attributable to several items: (a) payments during the quarter ended June 30, 2008 of $1.9 million of accrued expenses (mostly bonus and severance payments) that had been assumed from the acquisition of Edge Dynamics, (b) a $572,000 decrease in the management bonus accrual resulting primarily from the 2007 year end bonus payouts in February 2008 and a reduction in 2008 year-to-date accruals because of lower-than-expected sales and earnings results, (c) final settlement and payment of $345,000 in costs related to the annual user conference held in November 2007, (d) $377,000 decrease in accrued commissions largely attributable to lower license bookings in 2008 versus 2007, and (e) $316,000 decrease in accrued payroll due to timing – four fewer days accrued at September 30, 2008 versus December 31, 2007. The $1.3 million decrease in deferred revenue was primarily attributable to (i) the acceleration into revenue of $772,000 in deferred license fees that previously had been accounted for as subscription agreements for accounting purposes, such acceleration being triggered by certain contractual changes in the underlying agreements that were executed in June 2008 and (ii) a $720,000 decrease in deferred maintenance and support, which was mostly attributable to seasonality (i.e., more renewals are billed out in the fourth quarter versus the third quarter) and the significant decrease in license bookings and related maintenance billings in 2008. The $856,000 decrease in accounts payable represented a reduction in an unusually high balance in this account as of December 31, 2007. The $3.3 million reduction in accounts receivable was primarily attributable to a $3.7 million decrease in new license sales in the quarter ended September 30, 2008 versus the last quarter of 2007.

For the nine months ended September 30, 2007, net cash used in operating activities consisted principally of the net loss of $9.0 million, less non-cash items depreciation and amortization of $803,000 and stock-based compensation of $1.8 million, and year-to-date decreases in deferred revenue and accounts payable of $1.4 million and $567,000, respectively, partially offset by a $1.4 million decrease in accounts receivable. The $1.4 million decrease in deferred revenue was primarily attributable to (i) the recognition into revenue during the period ended September 30, 2007 of $1.8 million in previously-deferred license fees, (ii) a $924,000 decrease in deferred maintenance fees, of which about one-half is due to the seasonality effect described below in connection with the change in accounts receivable and the balance due to recognition during 2007 of previously-deferred support revenues, and (iii) the recognition into year-to-date services revenue of $820,000 that had been included in deferred revenue at December 31, 2006, partially offset by a $1.8 million increase in deferred subscription fees, resulting from the significant increase in our inforce subscription business. The $652,000 decrease in accounts payable is largely a result of the balance at December 31, 2006 being historically high, the $2.0 million balance at September 30, 2007 being more in line with recent quarter ends. The $1.4 million decrease in accounts receivable was primarily attributable to (i) a $406,000 decrease in maintenance and support renewal billings in the third quarter of 2007 versus the fourth quarter of 2006, such seasonality being the end result of a significant portion of our customers having requested calendar year billing cycles for maintenance and support renewals regardless of the anniversary date of their license agreements, and (ii) a combination of improved collection experience with license and subscription billings and a reduction in professional services billings relative to the quarter ended December 31, 2006.

In the nine months ended September 30, 2008, net cash used in investing activities consisted of (i) $2.3 million paid to acquired Edge Dynamics, (ii) $1.6 million paid to acquire the ClaimRight business and (iii) $555,000 of property and equipment additions. In the nine months ended September 30, 2007, net cash used in investing activities was comprised solely of $511,000 in property and equipment additions.

Net cash used in financing activities in the nine months ended September 30, 2008 of $1.3 million was primarily comprised of $1.1 million in payments of debt issuance costs incurred in connection with the convertible notes financing in December 2007. Net cash provided by financing activities was $234,000 in the nine months ended September 30, 2007, consisting of $375,000 in proceeds from stock option exercises and employee stock purchases, partially offset by $141,000 in payments on capital lease obligations.

We currently anticipate that our cash and cash equivalents of $12.0 million will be sufficient to meet our anticipated needs for working capital, capital expenditures, and acquisitions for at least the next 12 months. However, this cash balance is not sufficient to redeem the $17.0 million in outstanding principal of our convertible Notes, payment of which could become due if our common stock is delisted from the NASDAQ Capital Market. On October 21, 2008, the Company received notice from NASDAQ that the market value of its listed securities had been below the minimum $35 million for the previous ten consecutive business days, and that if the market value of the Company’s listed securities does not exceed $35 million for a minimum of ten consecutive business days at any time prior to November 20, 2008, the Company’s common stock would be subject to delisting unless the Company were to request a hearing before a NASDAQ Listing Qualifications Panel. In the event that the Company requests a hearing, its common stock will remain listed on the NASDAQ Capital Market at least until the panel renders a decision following the hearing. As of November 7, 2008, the market value of the Company’s common stock did not exceed $35 million and accordingly the Company expects its common stock to be subject to delisting pending the hearing process described above.

The delisting of the Company’s common stock from the NASDAQ Capital Market is an event of default under the Notes. The terms of the Notes require the Company to list and maintain its common stock on either the New York Stock Exchange, the NYSE Alternext US Market (formerly the American Stock Exchange), the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market (collectively defined in the Notes as “Eligible Markets”). Our common stock is currently listed on the NASDAQ Capital Market, and we do not believe it currently meets the initial quantitative listing requirements of the other Eligible Markets. The Company intends to seek a waiver of this default from the holders of the Notes; however, there can be no assurance that it will be able to obtain a waiver on favorable terms, if at all. If the Company is unable to obtain a waiver, it would be unable to repay the Notes without raising additional capital and its ability to continue as a going concern would be in significant doubt.

Also, our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If we need to raise capital to repay the Notes, or if our current balance of cash and cash equivalents is otherwise insufficient to satisfy our liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price and current economic conditions may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$21,972	$1,381	$2,210	$18,381	$—
Capital Lease Obligations	795	519	276	—	—
Operating Lease Obligations	4,757	1,961	2,756	40	—

Total Contractual Obligations	$27,524	$3,861	$5,242	$18,421	$—

Note: The Long-term Debt and Capital Lease Obligations amounts in the above table include interest. The Long-term Debt Obligation amounts assume that the Notes are not converted to common stock and are held to maturity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the three month and nine month periods ended September 30, 2008 and 2007, or (ii) the fair value of our investment portfolios at September 30, 2008 and December 31, 2007.

At September 30, 2008, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At September 30, 2008 and December 31, 2007, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

At September 30, 2008, our outstanding debt consisted entirely of senior convertible notes of $17.0 million and capital lease obligations of $858,000. The interest rates on the convertible notes (6.5%) and our various capital lease obligations (6.4% - 15.2%) are fixed, so we are not currently exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to other information in this Form 10-Q, the following factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ CAPITAL MARKET, WHICH WOULD CAUSE A DEFAULT ON OUR DEBT SECURITIES.

We have received notice from the NASDAQ Stock Market that our common stock may be delisted from the NASDAQ Capital Market unless the aggregate market value of our common stock closes at or above $35 million for ten (10) consecutive business days by November 20, 2008 and unless the bid price of our common stock closes at or above $1.00 per share for ten (10) consecutive days by May 15, 2009. As of November 7, 2008, the market value of the Company’s common stock did not exceed $35 million and accordingly the Company expects its common stock to be subject to delisting. We have the right to a hearing for the purpose of presenting arguments for continued listing, and we have the right to appeal any adverse determination. While a decision of the hearing is pending, our common stock will continue to trade on the NASDAQ Capital Market. If our common stock is not listed on any of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE Alternext US Market (formerly the American Stock Exchange) for more than five days, we would be in default on our senior notes. The Company intends to seek a waiver of this default from the holders of the Notes; however, there can be no assurance that it will be able to obtain a waiver on favorable terms, if at all. If the Company is unable to obtain a waiver, it would be unable to repay the Notes without raising additional capital and its ability to continue as a going concern would be in significant doubt. A delisting of our common stock from the NASDAQ Capital Market would reduce the liquidity of our common stock and could adversely affect our ability to raise additional necessary capital. Concerns about future delisting of our common stock could lead to customer concerns and delays in our sales. The delisting of our common stock would likely result in the trading of the stock on the OTC Bulletin Board. See Note 4 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

DECLINING ECONOMIC CONDITIONS MAY CONTINUE TO WEAKEN OUR SALES

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $15.8 million in the year ended December 31, 2006, $9.8 million in the year ended December 31, 2007, and $12.6 million in the nine months ended September 30, 2008, and we had an accumulated deficit at September 30, 2008 of $172.6 million. We have a stockholders’ deficit of $6.2 million in our balance sheet at September 30, 2008. Our recent results have been impacted by a number of factors, including decisions by current and prospective customers to defer, or otherwise not make, purchases from us and relatively high research and development expense, and we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WHEN WE WILL RECOGNIZE THE REVENUE FROM OUR FUTURE SALES

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services, often over long periods. Even under ideal economic conditions, the licensing of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. The length of this evaluation process varies from client to client. Our clients have also shown an interest in licensing our software on a subscription basis, which results in deferral of payments and revenues that could otherwise be reportable if a traditional, fully-paid perpetual license were executed. Our revenue forecasts and internal budgets are based, in part, on our best assumptions about the mix of future subscription licenses versus perpetual licenses. If we enter into a larger proportion of subscription agreements than planned, we may experience an unplanned shortfall in revenues or cash during that quarter. A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues and cash. Accordingly, shortfalls in current revenues, as we have experienced in recent years, may cause our operating results to be below the expectations of public market analysts or investors, which could cause the value of our common stock to decline.

OUR CASH FLOW FROM OPERATIONS HAS BEEN NEGATIVE AND WILL LIKELY CONTINUE TO BE NEGATIVE UNTIL WE RETURN TO SUSTAINED PROFITABILITY

Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, our future long-term cash needs and cash flows are subject to substantial uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those future securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, in the current economic climate, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

WE ARE HIGHLY DEPENDENT UPON THE LIFE SCIENCES INDUSTRY, AND FACTORS THAT ADVERSELY AFFECT THAT MARKET, INCLUDING CONSOLIDATION, COULD ALSO ADVERSELY AFFECT US

Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the life sciences industry, and our future growth depends, in large part, upon increased sales to the life sciences market. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors that may impact the purchase and sale of healthcare products, including competitive pressures, changes in regulations, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The life sciences market has been adversely affected by the recent economic downturn and is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

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

I-MANY, INC

Date: November 7, 2008	By:	/s/ Kevin M. Harris
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