Form 10-K
period 2008-12-31
I MANY INC
filed 2009-03-30
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-30883

I-MANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0524931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

399 Thornall Street 12th Floor Edison, New Jersey	08837
(Address of principal executive offices)	(Zip Code)

(800) 832-0228

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $0.0001 par value per share	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2008) was approximately $34.5 million. As of March 23, 2009, 53,841,433 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2008.

I-MANY, INC.

FORM 10-K

DECEMBER 31, 2008

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

OVERVIEW

We provide software and related professional services that allow our clients to manage important aspects of their contractual relationships, including:

•

Contract compliance management for verification of compliance and accuracy of orders, shipments, invoices, chargebacks, rebates and payments, both against contractual documents and correlated by the physical movement of product through channels, to ensure error-free operations and proper performance-based incentives

•	Contract creation, repository, actionable terms tracking, date and event monitoring and reporting

•	Cash collection, deductions management and dispute resolution, often based on analysis of agreed to contract terms and conditions

•

Visibility into key aspects of the existing contract portfolio to include key performance measurements for existing contracts, related transactions against those contracts and operational aspects of the contracting process, and, decision support for planned contracting activity to optimize chosen key performance indicators such as revenue, profitability and market share with new additions to the contract portfolio

•	Support for distribution relationships to enable fee for service calculations and insight into the actual movement of product through the channel for the optimization of inventory levels, and

•	Evaluation of the effectiveness of contracts and business operations.

We classify our reported revenues into three revenue categories: (i) recurring revenue consists of fees generated from the provision of maintenance, support, and hosting services and subscription revenues; (ii) services revenue is comprised of professional service and training fees and reimbursable out-of-pocket expenses; and (iii) license revenue consists of non-recurring license fees generated from perpetual license agreements. Recurring revenue increased from $19.7 million, or 48.6% of total revenues, in 2007 to $20.5 million, or 59.7% of total revenues, in 2008. Services revenue decreased from $13.5 million, or 33.3% of total revenues, in 2007 to $10.6 million, or 30.7% of total revenues, in 2008. License revenue decreased from $7.3 million, or 18.1% of total revenues, in 2007 to $3.3 million, or 9.6% of total revenues, in 2008. The substantial decreases in services and license revenues in both absolute and relative terms is mostly attributable to a significant decrease in new sales, which we believe was attributable to general economic conditions affecting the life science industries, weak sales execution, a relatively small and recent base of customers using our next generation products and competitive pressures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our clients include supply chain participants on both the “buy” side and “sell” side of business transactions across numerous vertical markets, including manufacturers, distributors, demand aggregators, retailers and purchasers.

We operate our business in two segments: our health and life sciences line of business and our other industries (which we call our “industry solutions”) business. The health and life sciences line of business markets and sells our products and services to companies in the life sciences industries, including pharmaceutical and medical product companies, wholesale distributors, hospitals, group purchasing organizations and managed care organizations. Our industry solutions line of business targets all other industries, with an emphasis on consumer products, foodservice, electronics, service providers, disposables, consumer durables, industrial products, chemicals, energy, apparel, and telecommunications. Our primary products and services were originally developed to manage complex contract purchasing relationships in the health and life sciences industry, and we currently count 19 of the largest 20 worldwide pharmaceutical manufacturers, ranked according to 2007 annual pharmaceutical company revenues, as customers. As the depth and breadth of our product suites have expanded, we have added companies in the industry solutions markets to our customer base. Our customers include Bayer, Eli Lilly, AstraZeneca, GlaxoSmithKline, Novartis Pharmaceuticals, Procter & Gamble, Honeywell Aerospace, RONA, Frito Lay and Dr. Pepper Snapple Group. In 2008, approximately 84.5% of our revenues were from health and life sciences customers and 15.5% of our revenues were from industry solutions sources. See Item 8, Note 9 to Consolidated Financial Statements.

We deliver our products chiefly through two means: (1) software licensed for installation on our clients’ computer systems, and (2) to a lesser extent, software licensed and hosted on our servers, which are operated and supported by third-party providers. While some of our software products are focused solely on customers in our health and life sciences market—I-many MedicaidTM and I-many Government PricingTM, for example—many of our products are applicable to companies in both our industry solutions market and our health and life sciences market. See “Products and Services—Products” below.

THE BUSINESS-TO-BUSINESS MARKETPLACE

In our targeted industries—healthcare and life sciences, consumer products, foodservice, industrial products, chemicals, apparel and other industries where complex purchase contracts exist—the process of creating contracts and identifying and resolving contract compliance issues throughout their life cycle is often accomplished through the use of paper-based or legacy computer systems that are unsuitable for managing the volume and complexity of contracts. In addition, these industries employ pricing mechanisms such as chargebacks and rebates to adjust amounts paid by purchasers. Calculating, reconciling and distributing these chargebacks and rebates while simultaneously ensuring pricing compliance with myriad governmental regulations and other tasks associated with them often result in high administrative costs and disputes involving substantial amounts of money.

Supply chain participants frequently use sales and purchasing contracts to facilitate the purchase and sale of goods and services. These contracts—among supply chain participants, such as manufacturers, distributors, retailers, demand aggregators such as buying groups, and the end users of goods and services—allow buyers and sellers to budget, plan and manage funds and agree on prices, discounts and volume rebates. These contracts often establish price and non-price incentives, which can be based upon multiple factors, including:

•	total volume of products purchased

•	overall sales of particular products

•	duration of the contract

•	number of parties to the contract

•	local, state and federal governmental regulations

•	number of products covered by the contract, and

•	the purchaser’s demographic characteristics.

In addition to these incentives, contracts can include any number of other attributes, including requirements for fulfilling shipments within prescribed time periods, advanced shipping notifications, packaging and labeling requirements.

Supply Chain Participants. The business-to-business supply chain includes the following participants:

•

MANUFACTURERS of products that use business-to-business relationships, including contracts, to establish favorable prices, assure a reliable channel of distribution and offer incentives to achieve their sales and marketing goals

•	DISTRIBUTORS that purchase goods from manufacturers or demand aggregators for resale

•

DEMAND AGGREGATORS AND OTHER INTERMEDIARIES representing groups of purchasers, such as group purchasing organizations in the healthcare industry and buying cooperatives in the consumer products and foodservice industries that aggregate their members’ demand for products to obtain favorable pricing terms. Demand aggregators typically receive monthly fees from their members or receive a percentage of all transactions negotiated on their constituents’ behalf

•	PURCHASERS AND RETAILERS of products that buy goods under contracts negotiated on their behalf by demand aggregators or other intermediaries, and

•	BUSINESS-TO-BUSINESS E-COMMERCE EXCHANGES that allow supply chain participants to establish business relationships using the Internet.

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

Administrative Demands of Contract Purchasing. As a result of the intricacies of contract purchasing, the administration of sales, purchase and other contracts and agreements can be difficult and expensive. Among other things, each participant in the supply chain may have to:

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

I-MANY’S SOLUTIONS

Broad Offering of Contract Lifecycle Management Capabilities to Serve All Industries. Our products are designed to address business and process needs related to contract management, which in combination we refer to as “Contract LifeCycle Management.” Contract Lifecycle Management provides organizations with the visibility to ensure compliance and consistency in their contractual relationships. We provide software that allows our clients to optimize their revenue and comply with expenditure limits for critical aspects of their contract-based business-to-business relationships, including:

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

Broad and Highly Integrated Solutions to Support Life Sciences Contracting. The depth and breadth of I-many’s solution enables the solution of complex problems which are broadly distributed throughout the life sciences industry. These include:

•

Support for major areas of contracting and purchasing compliance to include Sarbanes-Oxley compliance, Government Pricing, Medicaid Rebates and Medicare Part D and comprehensive support for our customers through the audit process, if required, by various Government entities

•	Optimization of best price calculation and management as integrated into the contracting environment at the time of contract authoring, inclusive of all compliance calculations

•

Comprehensive solutions for managing revenue leakage for chargebacks, rebates, returns and membership lists both for the validation of invoices against contracted arrangements and as correlated by the physical movement of product through the channel

•	Comprehensive solutions for viewing key performance metrics in the existing contract portfolio, and

•

Comprehensive solutions for decision support for planned contracting activity to drive several key performance indicators to include the optimization of revenue, the increase of profits, and the increase of market share.

Flexible Product Offerings. We deliver our products through several means. We generally license and deliver our products for installation on our clients’ own computer systems. In addition, we occasionally install software licensed by us on servers hosted and supported by third party providers, which our clients can then access over the Internet or over a secure private network. In 2004 we began to license our solutions as subscriptions, typically for a three to five year term. We believe that these delivery and licensing alternatives provide our clients with flexibility in terms of how they choose to pay for our products, and the level of internal information technology support resources they need to optimize the use.

PRODUCTS AND SERVICES

Products. To date, a significant portion of our revenues has come from the sale of software licenses and related professional services to healthcare manufacturers, distributors, group purchasing organizations and other companies in the life and health sciences customer base. Total net revenue from this customer segment represented 74% of our revenues in 2006, 77% of our revenues in 2007, and 84% of our revenues in 2008. In 2008, no single customer accounted for greater than 10% of total net revenue. Our license fees are based on a number of factors, including the nature and number of modules being licensed, the number of users, the term of the license and the size of the client. For a discussion of our product market segments, see Note 9 to the financial statements contained in Item 8 of this Annual Report on Form 10-K.

The following are brief descriptions of products which are part of I-many ContractSphere®, and the I-many Revenue Commitment Management Solution Suite. ContractSphere provides the full depth and breadth of I-many’s integrating contracting software solutions and includes:

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

•

I-many Demand Management™: Provides daily insights into channel inventory, sales uptake, and product movement, syndicates that information enterprise-wide and integrates with other I-many products to provide further validation for rebate, chargeback and invoice submissions against the physical movement of product. I-many Fee For Service™ enables manufacturers to monitor fee for service arrangements with score-carding and reporting on distributor’s performance under such programs.

•

I-many Contract Analytics™: Provides view of performance for existing contracts and contracting operations, allows drill-down into key performance indicators and enables the modeling of new contracts to optimize key performance areas such as profits, revenue and market share.

•

I-many Contract Manager™: Centralizes contract content and terms in an enterprise class repository for rapid search and view capabilities. Also provides the ability to create contracts from existing templates and clauses, with collaborative workflow and an auditable approval process. Enables compliance and monitoring of specific dates and other identified events. Broadly enabled to support both sell side and buy side contracting across all industries, in any language as required.

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

Professional and Support Services. Our professional services group provides consulting services, deployment services, business analysis services, and training and customer support services. At December 31, 2008, this group was comprised of 66 employees. The group is augmented by outside consultants whom we have trained, working as subcontractors or through strategic relationship agreements.

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

CUSTOMERS

Approximately 84.5% of our revenue in 2008 was derived from companies in the health and life sciences industries, including pharmaceutical and medical product companies, wholesale distributors and managed care organizations. We also have sold our solutions to companies in other industries such as consumer products, foodservice, disposables, consumer durables, industrial products, chemicals, apparel and others. Revenues from customers based outside the United States, primarily the United Kingdom and the Netherlands, comprised 12%, 7% and 4% of our total revenues in 2006, 2007 and 2008, respectively. At December 31, 2008, 3.7% of our total tangible assets were located outside the United States, primarily in the United Kingdom and India. See Item 8, Note 9 to Consolidated Financial Statements.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. As of December 31, 2008, our worldwide sales force consisted of a total of 11 employees, including 4 full-time account executives, 1 sales executive who carries an individual quota and has supervision responsibilities, and 6 sales support employees. As of December 31, 2008, we employed 4 marketing employees. We also intend to evaluate the use of third party resellers of our products and services as a supplement to our own direct sales efforts.

TECHNOLOGY AND PRODUCT DEVELOPMENT

As of December 31, 2008, we employed 71 people in our product development organization, which includes 34 employees in our offshore development office in Gandhinagar, India. This group is augmented by outside consultants, most of which are based off-shore. This organization is responsible for the design, development and release of our products. The group is organized into five disciplines: development, quality assurance, documentation, product management and project engineering. Members from each discipline form separate product teams to work closely with our sales, marketing, services, client and prospects organizations to better understand market needs and user requirements. Each product team also hosts a series of user focus groups, and representatives attend our user conference. We also use third parties to expand the capacity and technical expertise of our internal product development organization. Periodically, we have licensed third-party technology and we have acquired companies with products and technologies that are complementary to our existing products. We believe this approach shortens our time to market without compromising our competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future. Research and development expenses totaled $12.6 million, $15.6 million and $13.6 million, respectively, in 2006, 2007 and 2008.

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

We believe that the principal competitive factors affecting our market include product reputation, functionality, ease-of-use, ability to integrate with other products and technologies, quality, performance, price, customer service and support and the vendors’ reputation. Although we believe that our products currently compete favorably with regard to such factors, we believe competitive pressures contributed to the decrease in our 2008 sales and cannot assure you that we can maintain our competitive position against current and potential competitors. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

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

EMPLOYEES

As of December 31, 2008, we had a total of 167 employees, of whom 34 were based in Portland, Maine, 38 were based in Redwood City, California, 13 were based at our headquarters in Edison, New Jersey, 4 were based at our international office in London, 34 were based at our offshore development center in Gandhinagar, India, and 44 worked at remote locations. Of the total, 71 were in research and development, 15 were in sales and marketing, 66 were in professional and support services, and 15 were in administration and finance. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. We cannot assure you that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ CAPITAL MARKET, WHICH WOULD CAUSE A DEFAULT ON OUR DEBT SECURITIES.

On November 24, 2008, we received notice that our common stock would be delisted from the NASDAQ Capital Market subject to our right to a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Company is required to provide the Panel with prompt notification of any significant events concerning its ability to regain compliance with NASDAQ’s listing standards, and the Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. While the Company is working to regain compliance, there can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel. If our common stock is not listed on any of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE Alternext US Market (formerly the American Stock Exchange) for more than five days, we would be in default on our senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. The Company has initiated discussions to seek a waiver of this default from the holders of the notes; however, there can be no assurance that it will be able to obtain a waiver on favorable terms, if at all. If the Company is unable to obtain a waiver, it would be in default under the notes and would be unable to repay the notes without raising additional capital and its ability to continue as a going concern would be in significant doubt. See Note 4 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

DECLINING ECONOMIC CONDITIONS WILL CONTINUE TO WEAKEN OUR SALES

The ongoing downturn and uncertainty in general economic and market conditions have negatively affected and may continue to negatively affect demand for our products and services. The resulting loss or delay in our sales has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

THE COMPANY’S LEVERAGE MAY RESTRICT ITS FUTURE OPERATIONS

The Company has substantial indebtedness, including senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. The payment of interest and principal due under this indebtedness will reduce funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness limits the Company’s ability to incur additional indebtedness, and thereby may limit its operations and strategic expansion.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $15.8 million, $9.8 million and $15.6 million, respectively, in the years ended December 31, 2006, 2007 and 2008, and we had an accumulated deficit at December 31, 2008 of $175.6 million. We have a stockholders’ deficit of $8.7 million in our balance sheet at December 31, 2008. Our recent results have been impacted by a number of factors, including decisions by current and prospective customers to defer, or otherwise not make, purchases from us and relatively high research and development expense. Despite our cost restructuring effected in December 2008, we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to become profitable in the future.

IT IS DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND WHEN WE WILL RECOGNIZE THE REVENUE FROM OUR FUTURE SALES

Our clients view the purchase of our software applications and related professional services as a significant and strategic decision. As a result, clients carefully evaluate our software products and services, often over long periods. Even under ideal economic conditions, the licensing of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. The length of this evaluation process varies from client to client. Our clients occasionally license our software on a subscription basis, which results in deferral of payments and revenues that could otherwise be reportable if a traditional, fully-paid perpetual license were executed. Our revenue forecasts and internal budgets are based, in part, on our best assumptions about the mix of future subscription licenses versus perpetual licenses. If we enter into a larger proportion of subscription agreements than planned, we may experience an unplanned shortfall in revenues or cash during that quarter. A significant percentage of our expenses, particularly personnel costs and rent, are fixed costs and are based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues and cash. Accordingly, shortfalls in current revenues, as we have experienced in recent years, may cause our operating results to be below the expectations of public market analysts or investors, which could continue to impact the market for our common stock.

OUR CASH FLOW FROM OPERATIONS HAS BEEN NEGATIVE AND MAY CONTINUE TO BE NEGATIVE UNTIL WE RETURN TO SUSTAINED PROFITABILITY, AND WE MAY NEED TO RAISE MORE CASH TO MEET OUR OPERATING NEEDS

Our future long-term capital needs will depend significantly on the rate of growth of our business, our profitability, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, our future long-term cash needs and cash flows are subject to uncertainty. If our current balance of cash and cash equivalents is insufficient to satisfy our long-term liquidity needs, we may need to sell additional equity or debt securities to raise funds, and, if we are able to find buyers of such securities, those future securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, in the current economic climate, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

WE ARE HIGHLY DEPENDENT UPON THE LIFE SCIENCES INDUSTRY, AND FACTORS THAT ADVERSELY AFFECT THAT MARKET, INCLUDING CONSOLIDATION, COULD ALSO ADVERSELY AFFECT US

Most of our revenue to date has come from pharmaceutical companies and a limited number of other clients in the life sciences industry, and our future growth depends, in large part, upon sales to the life sciences market. As a result, demand for our solutions could be affected by any factors that could adversely affect the demand for healthcare products, which are purchased and sold pursuant to contracts managed through our solutions. The financial condition of our clients and their willingness to pay for our solutions are affected by factors that may impact the purchase and sale of healthcare products, including competitive pressures, changes in regulations, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and government regulation. The life sciences market has been adversely affected by the recent economic downturn and is undergoing intense consolidation. We cannot assure you that we will not experience declines in revenue caused by mergers or consolidations among our clients and potential clients.

WE HAVE MANY COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The market for our products and services is competitive and subject to rapid change. We encounter significant competition for the sale of our contract management software from the internal information systems departments of existing and potential clients, software companies that target the contract management markets and professional services organizations. Our competitors vary in size and in the scope and breadth of products and services offered. We experience competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect our revenues and margins. We cannot assure you that our current or future competitors will not develop products or services that may be superior in one or more respects to ours or that may gain greater market acceptance. Some of our competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with us. It is likely that new competitors will emerge and rapidly acquire market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR ACQUIRING NEW TECHNOLOGIES OR BUSINESSES AND THIS COULD HINDER OUR EXPANSION EFFORTS

We may consider additional acquisitions of or new investments in complementary businesses, products, services or technologies. We cannot assure you that we will be successful in our product development efforts or that we will be able to identify appropriate acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on terms acceptable to us. Furthermore, we may issue debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and the issuance of debt could limit our available cash and accordingly restrict our activities.

WE MADE TWO ACQUISITIONS IN 2008 AND MAY HAVE DIFFICULTY INTEGRATING THEM. WE MAY MAKE ADDITIONAL ACQUISITIONS

Since the beginning of 2008, we have acquired the ClaimRight business and Edge Dynamics, Inc. We may make additional acquisitions. Any other company that we acquire may be distant from our headquarters in Edison, New Jersey and have a culture different from ours as well as technologies, products and services that our employees will need to understand and integrate with our own. We will have to assimilate the acquired employees, technologies and products, and that effort is difficult, time-consuming and may be unsuccessful. If we are not successful, our investment in the acquired entity may be lost, and even if we are successful, the process of integrating an acquired entity may divert our attention from our core business.

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

We lease approximately 15,400 square feet of office space in Edison, New Jersey under a lease expiring in 2009, for use by executive, professional services and administrative personnel in both our business segments. A portion of our development, customer support and administrative offices for both market segments are located in approximately 10,700 square feet of leased office space located in Portland, Maine under a lease expiring December 31, 2011. Also, we lease approximately 13,835 square feet of office space in Redwood City, California under a lease expiring in 2011, for use by development, sales and marketing personnel in primarily our other industries market segment. In addition, we lease or sublease approximately 20,500 square feet of office space in Chicago, Illinois under a lease expiring in 2011, all of which is subleased under terms expiring in 2011; 3,900 square feet of office space in London, England under a lease expiring in 2011, of which approximately one-half is subleased under terms expiring in 2011; and 1,300 square feet of office space in Gandhinagar, India, under a lease expiring in 2012.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations. We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 4A.	EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names and certain biographical information regarding the officers and significant employees of the Company.

JOHN A. RADE, age 74, has served as a director since July 2005, as Chairman of the Board since August 8, 2005, and as our President and Chief Executive Officer since August 15, 2006. Mr. Rade was the President and CEO of AXS-One, Inc., formerly Computron Software, Inc., a publicly-traded software company, from 1997 until his retirement in 2004. Before joining Computron, he managed the pharmaceutical industry practice for American Management Systems, Inc., a management consulting and information technology company. He was a founder of S-Cubed, Inc., a developer and marketer of advanced software development tools. Mr. Rade’s career in software and information technology includes international management postings, spans several decades and includes leadership roles in other software development companies, management consulting and industrial automation. Mr. Rade holds a BS in Physics from John Carroll University.

KEVIN M. HARRIS, age 46, has served as I-many’s Chief Financial Officer since June 2003. From January 2001 to April 2003, Mr. Harris served as division controller for Hewlett Packard’s middleware division. From March 2000 to January 2001, Mr. Harris served as the corporate controller for Bluestone Software. From October 1998 to December 1999, Mr. Harris worked for Marketing Specialists, a food sales and marketing organization, as executive vice president of their mid-Atlantic division. From November 1996 to October 1998, Mr. Harris worked for Rogers-American Company, a food sales and marketing organization, as vice president/general manager of their Philadelphia office. Mr. Harris holds B.S. and M.B.A. degrees from Drexel University.

LAWRENCE LINDSEY, age 42, has served as I-many’s Executive Vice President of Product Operations since he joined the Company in April 2008. From September 2006 to April 2008, Mr. Lindsey served as vice president of engineering at Symantec Corporation for online platform and partner services. From September 2004 to September 2006, Mr. Lindsey was vice president of engineering for Nsite Software (now a unit of NASDAQ-traded Business Objects S.A.), with responsibility for all product strategy, development, and production operations. From September 1997 to August 2004, he held various senior management positions at Oracle Corporation, including senior director of development for the Healthcare Industry Group. Mr. Lindsey holds a Bachelor of Science in Computer Science from the University of Southern California.

ROBERT G. SCHWARTZ, JR., age 44, has served as I-many’s Vice President, General Counsel and Secretary since September 2001. Prior to joining I-many, Mr. Schwartz has served as vice president, general counsel, secretary and a director of Emptoris, Inc., a developer of strategic sourcing software; assistant general counsel of Cambridge Technology Partners, a publicly-held software integration services provider; vice president, general counsel and secretary of Astea International Inc., a publicly-held developer of customer relationship management software; and as an associate at Goodwin Procter LLP, a national law firm. Mr. Schwartz holds a B.A. from Amherst College and a J.D. from Harvard Law School.

A. TODD SHYTLE, age 48, has served as our Senior Vice President of Sales since March 2008 and as Vice President of Sales since July 2004. He has been with the Company since 1999 and has served in sales management roles since January 2004, including as Vice President of Sales for Life Sciences. Prior to joining I-many, Mr. Shytle was responsible for sales and market development in the life sciences industry for Manugistics, Inc., a provider of software and services for supply chain management. He has also served in various sales roles at Johnson & Johnson, United States Surgical Corporation, and Eastman Kodak. Mr. Shytle holds an M.B.A. from the School of Business at Queens College in Charlotte, North Carolina.

MELISSA WALKER, age 41, has served as Vice President of Professional Services since July 2008. She is responsible for the Company’s professional services, hosting services, product deployment, and training and education for the entire I-many family of products. She has been with the Company since 2000, previously serving as Senior Director of Professional Services. Previously, Ms. Walker served as a senior manager at Belcan Engineering for implementation services of accounting, manufacturing and distribution applications. Prior to Belcan, Ms. Walker was an accounting manager for MedPlus Inc., a publicly held software company that specializes in barcode technologies and electronic patient record systems. Ms. Walker holds a Bachelor of Science in Business Management from the University of Cincinnati.

MICHAEL T. ZUCKERMAN, age 52, has served as I-many’s Senior Vice President of Marketing since February 2008. From March 2006 through December 2006, Mr. Zuckerman served as Senior Vice President & General Manager of Immersion Corporation’s 3D Business Unit. From October 2004 through March 2006,

Mr. Zuckerman served as the Senior Vice President & General Manager of Immersion Corporation’s Industrial Business Unit. From October 2003 through October 2004, Mr. Zuckerman served as Immersion Corporation’s Senior Vice President, Marketing. From June 2000 through June 2003, Mr. Zuckerman served as Vice President of Marketing for Verity, Inc. From July 2003 through September 2003, he served as Verity’s Vice President of Sales for America’s West. Prior to joining Verity, Inc. Mr. Zuckerman served as Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products. Mr. Zuckerman holds a B.S. in Electrical Engineering from the University of Maryland.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “IMNY.” The following table sets forth the high and low closing sales prices per share for our common stock as reported on the NASDAQ Global Market and/or the NASDAQ Capital Market for each full quarterly period within the two most recent fiscal years. As of March 3, 2009, there were 280 holders of record of our common stock.

Three Months Ended	Price Range of Common Stock
	High	Low
December 31, 2008	$0.72	$0.13
September 30, 2008	1.00	0.63
June 30, 2008	2.52	1.00
March 31, 2008	3.17	2.23
December 31, 2007	3.34	2.81
September 30, 2007	2.88	2.30
June 30, 2007	2.75	1.71
March 31, 2007	1.99	1.64

We have never paid dividends and do not anticipate paying dividends in the foreseeable future. For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 12.

On November 24, 2008, we received notice that our common stock would be delisted from the NASDAQ Capital Market subject to our right to a hearing before a NASDAQ Listing Qualifications Panel. We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Company is required to provide the Panel with prompt notification of any significant events concerning its ability to regain compliance with NASDAQ’s listing standards, and the Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. While the Company is working to regain compliance, there can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel. If our common stock is not listed on any of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE Alternext US Market (formerly the American Stock Exchange) for more than five days, we would be in default on our senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. The Company has initiated discussions to seek a waiver of this default from the holders of the notes; however, there can be no assurance that it will be able to obtain a waiver on favorable terms, if at all. If the Company is unable to obtain a waiver, it would be in default under the notes and would be unable to repay the notes without raising additional capital and its ability to continue as a going concern would be in significant doubt.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return on I-many’s common stock with the NASDAQ Composite Market Index (U.S. companies) and Morgan Stanley High Tech Index for the period from January 1, 2004 to December 31, 2008. The comparison assumes that $100 was invested on January 1, 2004 in I-many’s common stock and in each of the comparison indexes, and assumes reinvestment of dividends, where applicable. Stock price performance, presented for the period from January 1, 2004 through December 31, 2008, is not necessarily indicative of future results. This stock price performance information is “furnished” and not “filed” and shall not be deemed “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
I-many, Inc.	100.00	150.00	140.00	165.00	310.00	22.00
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Morgan Stanley High Technology	100.00	106.43	108.59	120.54	149.02	85.05

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2008 are derived from our financial statements. Historical results are not necessarily indicative of future results. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2004	2005	2006	2007	2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total net revenues	$38,413	$32,576	$29,575	$40,552	$34,397
Net loss	(7,290)	(9,305)	(15,815)	(9,808)	(15,556)
Net loss per share	(0.18)	(0.21)	(0.33)	(0.19)	(0.30)

	AS OF DECEMBER 31,
	2004	2005	2006	2007	2008
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$6,098	$16,805	$17,232	$28,588	$9,342
Short-term investments and available for sale Securities	14,610	—	—	—	—
Working capital	14,645	9,407	3,047	12,432	(5,415)
Total assets	44,198	38,472	36,985	47,667	31,227
Capital lease obligations, including current portion	160	21	394	573	611
Long-term debt obligations	—	—	—	17,000	17,000
Total stockholders’ equity (deficit)	25,870	18,356	11,454	4,623	(8,705)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products, and product subscription revenues, accounted for 59.7% of net revenues in 2008 versus 48.6% of net revenues in 2007. Services revenue, which is comprised of professional service fees and reimbursable out-of-pocket expenses derived from consulting, installation, business analysis and training services related to our software, accounted for 30.7% of net revenues in 2008 versus 33.3% of net revenues in 2007. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 9.6% of net revenues in 2008 versus 18.1% of net revenues in 2007.

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

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes, which bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by us at any time beginning on December 31, 2010. Net proceeds to the Company from the sale of the notes were approximately $15.8 million, after deducting commissions and other fees. We will be in default under these notes in the event that our common stock is delisted from the NASDAQ Capital Market and we are unable to obtain a waiver from the holders of the notes. See “Risk Factors” in Item 1A and note 4 to the consolidated financial statements in Item 8.

On February 20, 2008, we completed our purchase of the assets related to the ClaimRight data validation software business from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. for $2.0 million, which consisted of $1.4 million in cash paid upon closing, assumed liabilities of $206,000, transaction costs of $181,000, and an additional $200,000 in cash consideration that was paid in January 2009 based on the realization of certain defined performance milestones. The ClaimRight business was located in Ambler, Pennsylvania and marketed software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provided us with an established customer base and technology that we believe will enhance our product offering to our pharmaceutical manufacturing clients.

On May 5, 2008, we completed our acquisition of all of the outstanding capital stock of Edge Dynamics, Inc., a privately-held developer of channel- and demand-management software based in Redwood City, California, for a purchase price of $500,000 plus the repayment and assumption of other obligations. The total merger consideration of approximately $5.1 million consisted of $500,000 in cash paid to the shareholders of Edge Dynamics, $1.7 million in cash paid to extinguish Edge Dynamics’ outstanding bank debt, the assumption of Edge Dynamics’ liabilities of approximately $2.9 million, and transaction costs of approximately $290,000, less Edge Dynamics’ cash balance of $231,000. The Edge Dynamics acquisition provided products and technology that we believe will enhance our product offerings to our customers in the health and life sciences segment.

We implemented a number of employee headcount reductions and office downsizings during the period June 2001 through March 2004, after which our aggregate quarterly spending on cost of products and services, sales and marketing, research and development and general and administrative expenses (excluding acquisition-related charges and noncash stock compensation) remained fairly steady—ranging from $9.2 million to $10.4 million—through the first quarter of 2006. In early 2006, we began to increase our spending, primarily on research and development and professional services, in order to (i) accelerate development of future releases of our product offerings in the health and life sciences segment, (ii) work on resolving defects in one of our software products, as explained in further detail in “Critical Accounting Policies—Revenue Recognition” in this Item 7, and (iii) augment staff levels at a number of professional services engagements, primarily in connection with implementations of the software product with performance defects at customer sites. This spending reached its peak at $12.5 million during the three-month period ended June 30, 2007, subsequently falling to $11.4 million during the three-month period ended December 31, 2007. Meanwhile, our revenues had been increasing for six consecutive quarters through the three-month period ended December 31, 2007, resulting in our lowest quarterly operating loss that quarter since the three-month period ended September 30, 2004 and our second lowest quarterly operating loss since our initial public offering in July 2000.

In 2008, our sales were significantly lower than expected and relative to 2007 levels. We believe that general economic conditions affecting the health and life science industries, weak sales force execution, a relatively small and recent base of customers using our next generation products and competitive pressures were the primary causes behind this decrease. Meanwhile, our expenses had increased during the first six months of 2008, largely as a direct result of our acquisitions of the ClaimRight business and Edge Dynamics. In response to this deterioration in our sales results and our increased operating losses, we reduced our headcount by a total of 28 employees during the three-month period ended June 30, 2008, incurring $346,000 in estimated severance costs, and cut back on projected future hiring plans. In December 2008, we implemented a significant restructuring of our operations in order to streamline operations and better align operating expenses levels with a conservative revenue forecast for 2009. As part of this downsizing, we eliminated 49 employee positions, moved our London office to a smaller facility, and incurred $857,000 in severances and lease loss costs. Our total employee headcount has decreased from 199 at December 31, 2007 to 167 at December 31, 2008.

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

We offer current and prospective customers the option to enter into a subscription agreement as an alternative to our standard perpetual license contract model. We believe our subscription offering has expanded the market to customers that find regular subscription payments an easier and more flexible licensing of our software, and subscription arrangements have the potential to provide us with smoother and more predictable revenue growth. The standard subscription arrangement is presently a fixed fee agreement over three to five years, covering license fees, unspecified new product releases and maintenance and support, generally payable in equal quarterly or annual installments commencing upon execution of the agreement. Prior to 2006, more than half of the executed subscription arrangements included a provision allowing the agreement to convert free-of-charge to a perpetual license after the completion of the initial term plus any extensions, generally after five years, after which time the customer would have the option of paying for the continuation of maintenance and support. Beginning in 2006, we have generally discontinued including free-of-charge perpetual conversion provisions in new subscription arrangements. Also included in subscription revenues are license fees generated from perpetual license arrangements with rights to unspecified additional products, which are treated as subscription arrangements for accounting purposes. For subscription arrangements which include rights to specified products which are not yet generally available to customers, revenue recognition is deferred until all elements of the arrangement including any such specified products have been delivered. For all other subscription arrangements, we recognize all revenue ratably over the term of the subscription agreement commencing upon delivery of the initial product. Subscription installment amounts that are not yet contractually billable to customers are not reflected in deferred revenues on our consolidated balance sheet.

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

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2007, 18 of the 35 license contracts (minimum value of $50,000) that were sold were treated as subscription arrangements for accounting purposes. In 2008, six of the 14 license deals (minimum value of $50,000) that were sold are likewise being accounted for as subscriptions. During 2007 and 2008, we recognized $5.4 million and $5.3 million, respectively, in recurring revenue related to such agreements.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions had been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services since the beginning of the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. During the quarters ended June 30 and September 30, 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of December 31, 2007 and 2008, we have reversed and deferred $671,000 and $875,000, respectively, of otherwise-recognizable revenue, based principally on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

Our calculations of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions, and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2006	2007	2008
Risk-free interest rates	4.6-5.05%	3.7-5.1%	1.5-3.4%
Expected volatility	60-70%	50-60%	55-80%
Expected dividends	0%	0%	0%
Expected term (in years)	2.5-10	5.3-7.5	3.7-7.3
Weighted average grant-date fair value of options granted during the year	$1.16	$1.21	$1.02

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. We use historical volatility of the Company’s common stock to estimate expected volatility. For the years ended December 31, 2006 and 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For the year ended December 31, 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2008. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

We incurred research and development expenses of $15.2 million for the year ended December 31, 2008, which included amounts assigned to acquired in-process technology for the quarters ended March 31, 2008 and June 30, 2008 of $760,000 and $800,000, respectively. The values assigned to acquired in-process technology were determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

NET REVENUES

Net revenues decreased by $6.2 million, or 15.2%, to $34.4 million for the year ended December 31, 2008 from $40.6 million for the year ended December 31, 2007. Recurring revenue increased by $819,000, or 4.2%, to $20.5 million for the year ended December 31, 2008 from $19.7 million in the same period a year earlier, primarily attributable to an increase of $1.3 million, or 13.6%, in maintenance and support revenues in our health and life sciences segment, which resulted largely from our acquisitions of Edge Dynamics and the ClaimRight business, partially offset by a decrease of $420,000, or 11.0%, in maintenance and support revenues in our industry solutions segment. Service revenue decreased by $2.9 million, or 21.7%, to $10.6 million in the year ended December 31, 2008 versus $13.5 million in 2007, which included $1.8 million in previously-deferred service revenues for work performed in prior reporting periods. The 2007 catch-up deferral recognition notwithstanding, service revenues were lower relative to 2007 in both our health and life sciences and industry solutions segments due primarily to lower utilization attributable to a significant decreases in license bookings in both segments. License revenues decreased by $4.1 million, or 55.2%, to $3.3 million for the year ended December 31, 2008 from $7.3 million in 2007.

As indicated in the table below, the gross value of license contracts sold during 2008 decreased by 74.0% versus 2007, due primarily to a decrease in the number of license transactions (minimum value of $50,000) from 35 to 14. We believe that general economic conditions affecting the health and life science industries, weak sales execution, a relatively small and recent base of customers using our next generation products and competitive pressures were the primary causes behind this decrease. See Risk Factors in Part I, Item 1A of this filing.

We believe that a significant proportion of future license contracts could be subscription arrangements or could have conditions which mandate deferred revenue recognition. As a result, in future reporting periods we expect recognized revenues to exclude portions of the license revenue generated from contracts entered into in those periods but also to include larger proportions of revenues from contracts entered into in prior reporting periods.

Reconciliation of Value of License Transactions to Reportable License Revenue

	Three months ended December 31,		Twelve months ended December 31,
	2007	2008	2007	2008
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$3,586	$1,390	$15,543	$4,042
Industry Solutions	644	122	1,377	362

	4,230	1,512	16,920	4,404
Add license revenue recorded in current period from contracts sold in prior periods:
Health and Life Sciences	767	175	1,824	2,447
Industry Solutions	142	61	861	61

	909	236	2,685	2,508
Less value of license contracts sold in current period and not currently recognizable:
Health and Life Sciences	2,396	1,255	11,334	3,403
Industry Solutions	641	95	930	219

	3,037	1,350	12,264	3,622

License revenue recorded:
Health and Life Sciences	1,957	310	6,033	3,086
Industry Solutions	145	88	1,308	204

	$2,102	$398	$7,341	$3,290

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. We believe its inclusion can enhance an overall understanding of our past operational performance and also our prospects for the future. This reconciliation of license revenues is made with the intent of providing a more complete understanding of our sales performance, as opposed to GAAP revenue results, which do not include the impact of newly-executed subscription agreements and other deferred license arrangements that are material to the ongoing performance of our business. This information quantifies the various components comprising current license revenue, which in each period consists of the total value of licenses sold in current periods, plus license revenue recorded in the current period from contracts sold in prior periods, less the value of license contracts sold in the current period that is not yet recognizable. Included in the gross value of license contracts sold amounts are license and non-cancelable subscription fee obligations that are not currently recognizable as product revenue upon execution of the license agreement because all the requirements for revenue recognition (see “Critical Accounting Policies—Revenue Recognition” in this Item 7) are not present, such as the presence of extended payment terms, future software deliverables, or customer acceptance provisions, for example. The gross value of license contracts sold also includes amounts that are not yet contractually billable to customers, and any such unbilled amounts are not reflected in deferred revenues on our consolidated balance sheet. Management uses this information as a basis for planning and forecasting core business activity in future periods and believes it is useful in understanding our results of operations. Also, payouts under our sales compensation and executive bonus plans are based in large part on the gross values of license contracts sold in each period. The presentation of this additional revenue information is not meant to be considered in isolation or as a substitute for revenues reported in accordance with GAAP in the United States. There can be no assurance that the full value of licenses sold and deferred to future reporting periods will ultimately be recognized as total net revenues.

Total net revenues derived from our health and life sciences segment decreased by $2.3 million, or 7.3%, to $29.1 million for the year ended December 31, 2008 from $31.4 million in the prior year. This decrease was primarily attributable to reductions of $2.9 million, or 48.8%, in license revenue, and $1.1 million, or 10.6%, in service revenue, partially offset by increases of $1.3 million, or 13.6%, in maintenance and support revenue and $529,000, or 157.4%, in hosting revenue. As indicated in the above table, the gross values of license contracts sold in this segment during the year ended December 31, 2008 decreased by $11.5 million, or 26.0%, versus 2007 due primarily to a significant decrease in the number of license transactions, and this decrease in license bookings had a depressing effect on service revenues in 2008 versus 2007. The growth in maintenance and support and hosting revenues was mostly attributable to the in-force customer relationships we assumed in the Edge Dynamics and ClaimRight acquisitions.

Total net revenues derived from the industry solutions segment decreased by $3.9 million, or 42.0%, to $5.3 million for the year ended December 31, 2008 from $9.2 million in 2007. All revenue sources experienced declines: service revenue decreased by $1.8 million, or 65.8%; license revenue decreased by $1.1 million, or 84.4%; and recurring revenue decreased by $1.0 million, or 18.9%. Revenue in this segment has been trending lower over the past several quarters due to decreasing licensing activity, which had largely been a result of recent product defect issues in one of our key software products previously marketed primarily to the industry solutions segment (see “Critical Accounting Policies – Revenue Recognition” in this Item 7 above) and is now largely attributable to, in addition to the factors described above for our sales in general, reduced sales and marketing expenditures for products targeted to this segment.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue for the year ended December 31, 2008 was essentially unchanged at $6.4 million versus the year ended December 31, 2007. An increase of $538,000 in salary and related costs, resulting principally from merit increases and severances paid during the second quarter of 2008, was entirely offset by decreases of (i) $257,000 in hosting costs incurred by our subsidiary based in the United Kingdom resulting from the cancellation of a large customer’s hosting arrangement, (ii) $122,000 in consulting costs and (iii) sundry other expense reductions. As a percentage of recurring revenue, cost of recurring revenue decreased to 31.1% for the year ended December 31, 2008 from 32.2% for the year ended December 31, 2007, with this decrease being entirely attributable to higher recurring revenue in 2008.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue decreased by $1.1 million, or 10.4%, to $9.9 million in the year ended December 31, 2008 from $11.0 million in the year ended December 31, 2007. This decrease is primarily attributable to reductions of $819,000 in the cost of consultants and $208,000 in travel expenses, both of which are primarily attributable to reduced customer demand for professional services, particularly in our industry solutions segment, as discussed above in this Item 7. As a percentage of service revenues, cost of services revenue increased to 93.6% for the year ended December 31, 2008 from 81.8% for the year ended December 31, 2007.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology decreased by $119,000, or 39.6%, to $181,000 for the year ended December 31, 2008 from $300,000 in the year ended December 31, 2007. Much of the expense in 2007 was comprised of accelerated amortization of prepaid royalty amounts in advance of the expiration date of the related technology agreements, while little such amortization was recorded in 2008.

AMORTIZATION OF OTHER ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $471,000 in the year ended December 31, 2008, which represents a $286,000, or 154.7%, increase in amortization from the prior year. This increase is attributable to amortization of the newly-acquired intangible assets in connection with the acquisitions of the ClaimRight business and Edge Dynamics.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expense decreased by $1.2 million, or 11.5%, to $8.9 million in the year ended December 31, 2008 from $10.1 million in the year ended December 31, 2007. This decrease was primarily attributable to a $1.5 million reduction in sales commission costs that was a direct result of the decrease in the gross value of license contracts sold as discussed above in this Item 7, partially offset by an increase of $420,000 in sales and marketing non-commission salary and related costs due to slightly higher staffing levels, merit increases, and one-time severance costs incurred in the 2nd quarter of 2008. As a percentage of total net revenues, sales and marketing expense increased to 25.9% in 2008 versus 24.9% in 2007. Management expects sales and marketing costs to be lower in 2009 versus 2008, both in absolute terms and as a percentage of revenue, as a result of our elimination of 13 of 28 sales and marketing positions in December 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development and maintenance of our products. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased by $2.0 million, or 12.7%, to $13.6 million for the year ended December 31, 2008 from $15.6 million for the year ended December 31, 2007. This decrease was principally comprised of a $3.4 million reduction in consulting costs, which resulted from the ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment, partially offset by a $1.3 million increase in salary and related costs, resulting from increases in average headcount of US and offshore employees of 7 and 21 employees, respectively, and severance costs incurred in the 2nd quarter of 2008. The increase in US headcount is mostly attributable to the acquisitions of the ClaimRight business and Edge Dynamics, while the offshore headcount increase is related to the increased staffing of our new development office in India. As a percentage of total net revenues, research and development expense increased to 39.7% in 2008 versus 38.5% in 2007. Management expects research and development costs to be lower in 2009 versus 2008, both in absolute terms and as a percentage of revenue, as a result of (i) our elimination of 14 of 50 US-based engineering positions in December 2008 and January 2009, (ii) the concurrent termination of consulting agreements with most of our outside contractors, and (iii) the restructuring of our technical support organization which will result in larger allocations of engineering costs to the customer support function.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance, legal and human resources departments, insurance costs, and legal, accounting and other professional service fees. General and administrative expenses decreased by $564,000, or 9.0%, to $5.7 million for the year ended December 31, 2008 from $6.2 million for the year ended December 31, 2007. This reduction in general and administrative expenses was primarily attributable to decreases of (i) $372,000 in salary and related costs, which was principally comprised of reduced senior management bonuses, a direct result of the lower sales and earnings results in 2008, and (ii) $333,000 in non-cash stock compensation. As a percentage of total net revenues, general and administrative expenses increased to 16.5% for the year ended December 31, 2008 from 15.4% for the year ended December 31, 2007.

DEPRECIATION. Depreciation expense increased by $263,000, or 29.5%, to $1.2 million in the year ended December 31, 2008 from $891,000 in the year ended December 31, 2007. This increase is principally attributable to (i) higher levels of spending for furniture, equipment and software additions in the year 2007 ($1.1 million) relative to the year 2004 ($698,000), the majority of these asset additions being depreciated over a three-year life, and (ii) depreciation on property and equipment acquired as part of the Edge Dynamics acquisition.

IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisitions of the ClaimRight business in February 2008 and Edge Dynamics in May 2008, we allocated a total $1.6 million of the respective purchase considerations to in-process research and development, which was expensed upon consummation of the acquisitions. The allocations were based on appraisals conducted for the purpose of allocating initial consideration to the tangible and intangible assets acquired and liabilities assumed.

RESTRUCTURING AND OTHER CHARGES. In the quarter ended December 31, 2008, we incurred $641,000 in severance charges in connection with the elimination of 49 positions out of a total pre-downsizing headcount of 209. Also, in conjunction with our announced plan to move our United Kingdom operation to a smaller and less expensive facility, we vacated our office in London, England and accrued $216,000 in lease loss costs, such amount being based on our determination of the fair value of the remaining liability of the unused space (net of estimated sublease rental proceeds) as of December 31, 2008. The remaining $43,000 in restructuring charges was comprised of the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings, which occurred in 2003. In the year ended December 31, 2007, we recorded $93,000 of restructuring charges in connection with the 2003 office closings.

INTEREST EXPENSE

In the year ended December 31, 2008, interest expense of $1.6 million was comprised principally of $1.5 million of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007, and, to a lesser extent, $83,000 in financing fees incurred in connection with capital lease obligations. In the year ended December 31, 2007, interest expense of $122,000 consisted primarily of financing fees incurred in connection with capital lease obligations.

OTHER INCOME, NET

In the year ended December 31, 2008, other income, net of $412,000 was primarily comprised of interest income of $420,000. In year ended December 31, 2007, other income, net of $565,000 was mostly comprised of $543,000 of interest income. The decrease in interest income in the year ended December 31, 2008 versus the year earlier period was entirely attributable to a significant decrease in interest rate yields, partially offset by an increase in average invested balance resulting from the convertible notes payable financing in December 2007.

INCOME TAXES

We incurred operating losses for all quarters in 2008 and 2007 and have consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the years ended December 31, 2008 and 2007.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

NET REVENUES

Net revenues increased by $11.0 million, or 37.1%, to $40.6 million for the year ended December 31, 2007 from $29.6 million for the year ended December 31, 2006. Recurring revenue increased by $3.9 million, or 24.4%, to $19.7 million for the year ended December 31, 2007 from $15.9 million in the same period a year earlier, primarily attributable to increases of (i) $2.3 million, or 92.7%, in subscription revenue in our health and life sciences segment and (ii) $1.2 million, or 15.1%, in maintenance and support revenues in our health and life sciences segment, which was attributable to continued growth in our maintenance-paying, installed customer base in that segment. As indicated above in this Item 7, subscription arrangements have represented a substantial proportion of license contracts since their introduction in 2004 and our recognized subscription revenues have increased significantly during this period. Service revenue increased by $1.4 million, or 11.3%, to $13.5 million in the year ended December 31, 2007 versus $12.1 million in 2006. The 2007 amount included $1.8 million in previously-deferred service revenues for work performed in prior reporting periods. Excluding the catch-up deferral recognition, service revenues were lower relative to 2006 due to a significant decrease in billable consulting work performed in our industry solutions segment. License revenues increased by $5.7 million, or 359.1%, to $7.3 million for the year ended December 31, 2007 from $1.6 million in 2006.

As indicated in the table below, the gross value of license contracts sold during 2007 increased by 17.5% versus 2006, due primarily to an increase in the number of license transactions (minimum value of $50,000) from 29 to 35. License revenue during 2007 included $2.7 million of previously-deferred revenues in connection with license agreements sold in prior periods, as compared to no recognition of any such deferred revenues during 2006. Also, while most of the license transactions executed in both 2006 and 2007 were either accounted for as subscription arrangements or had conditions such as software acceptance testing which resulted in deferral of license revenue recognition, the proportion of transactions represented by such deals was smaller in 2007 which contributed to the increase in license revenue versus 2006.

Reconciliation of Value of License Transactions to Reportable License Revenue

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

The above financial information is provided as additional information and is not in accordance with or an alternative to generally accepted accounting principles, or GAAP. See discussion following the reconciliation table in “Results of Operations—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007—Net Revenues” in this Item 7.

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

Total net revenues derived from the industry solutions segment increased by $1.5 million, or 19.6%, to $9.2 million for the year ended December 31, 2007 from $7.7 million in 2006. This increase was attributable to the recognition of $2.1 million in previously-deferred revenues in connection with license agreements and related services sold in prior years. Excluding the catch-up deferral recognition, professional services revenues in this segment were lower in 2007 versus 2006 by $1.0 million. As indicated in the above table, the gross value of license contracts sold in this segment during 2007 decreased by $590,000, or 30.0%, versus 2006, continuing a trend of declining annual licensing activity that began in 2003, and this trend has been a key contributor to the decline in professional services revenue opportunities. Licensing activity in the industry solutions segment has been negatively affected by product defect issues in one of our key software products (see “Critical Accounting Policies – Revenue Recognition” in this Item 7 above) and management is uncertain as to when it expects licensing activity in this segment to begin growing.

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

INTEREST EXPENSE AND OTHER INCOME, NET

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

INCOME TAXES

We incurred operating losses for all quarters in 2007 and 2006 and consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards. No provision or benefit for income taxes was recorded for the years ended December 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements and in our previous filings on Form 10-K, we have incurred recurring losses from operations, and as of December 31, 2008 our total liabilities exceeded our total assets by $8.7 million. Also, as indicated in Note 4 to our consolidated financial statements in Item 8, our common stock is at risk of being delisted from the NASDAQ Capital Market, which would cause our senior convertible notes to be in default. These factors raise substantial doubt about our ability to continue as a going concern.

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes (“Notes”), which resulted in our receipt of approximately $16.9 million in net proceeds in 2007. An additional $1.1 million in debt issuance costs were incurred and paid in 2008. The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are redeemable at par by the investors on December 31, 2010 and by the Company at any time beginning December 31, 2010. See Note 4 to the consolidated financial statements. The Company has used proceeds from the sale of the Notes for the ClaimRight and Edge Dynamics acquisitions (see Note 3 to the consolidated financial statements) and is using the remaining proceeds from the sale of the Notes for general corporate and working capital purposes. As discussed more fully in the notes to our consolidated financial statements, the Notes would be in default, and the holders of the Notes could require the Company to redeem the Notes for their principal amount and accrued interest, if the Company’s common stock is delisted from the NASDAQ Capital Market.

On November 6, 2006, we completed a private placement of our common stock and warrants, which resulted in our receipt of approximately $6.5 million in net proceeds.

In 2007 and 2008, we entered into several capital lease financing arrangements with different financial institutions in order to finance the purchase of computer equipment, software and related services amounting to $403,000 and $550,000, respectively.

At December 31, 2008, we had cash and cash equivalents of $9.3 million, as compared to cash and cash equivalents of $28.6 million at December 31, 2007. Also at December 31, 2008, we had $17.0 million in convertible notes payable outstanding. The current and non-current restricted cash balances of $80,000 and $199,000, respectively, at December 31, 2008 represent cash amounts held on deposit as security on two long-term real property lease obligations.

Net cash used in operating activities for the year ended December 31, 2008 was $13.0 million, as compared to net cash used in operating activities of $5.2 million in the year ended December 31, 2007. For the year ended December 31, 2008, net cash used in operating activities resulted principally from our net loss of $15.6 million – as reduced by non-cash items (i) depreciation and amortization of $1.6 million, (ii) in-process research and development of $1.6 million, (iii) stock-based compensation of $2.0 million, and (iv) restructuring charges of $900,000, and decreases in accrued expenses and deferred revenue of $4.1 million and $1.1 million, respectively—partially offset by a $1.7 million decrease in accounts receivable. The $4.1 million decrease in accrued expenses was principally attributable to several items: (a) payments during the quarter ended June 30, 2008 of $1.9 million of accrued expenses (mostly bonus and severance payments) that had been assumed from the acquisition of Edge Dynamics, (b) a $730,000 decrease in the management bonus accrual resulting primarily from the 2007 year end bonus payouts in February 2008 and a reduction in 2008 year-to-date accruals because of lower-than-expected sales and earnings results, (c) a $438,000 decrease in accrued commissions largely attributable to lower license bookings in 2008 versus 2007, and (d) final settlement and payment of $345,000 in costs related to the annual user conference held in November 2007. The $1.1 million decrease in deferred revenue was primarily attributable to a $1.6 million decrease in the value of deferred subscription fees, which was due principally to (i) the acceleration into revenue of $772,000 in deferred license fees that previously had been accounted for as subscription agreements for accounting purposes, such acceleration being triggered by certain contractual changes in the underlying agreements that were executed in June 2008 and (ii) a significant drop in sales of subscription arrangements during 2008, partially offset by a $761,000 increase in deferred license fees. The $1.7 million reduction in accounts receivable was primarily attributable to (i) $1.2 million in receivables assumed in the acquisition of Edge Dynamics, most of which was realized into cash during 2008, and (ii) a $875,000 decrease in non-subscription license sales in the quarter ended December 31, 2008 versus the last quarter of 2007.

For the year ended December 31, 2007, net cash used in operating activities resulted principally from our net loss of $9.8 million—as reduced by non-cash items depreciation and amortization of $1.1 million and stock-based compensation of $2.4 million, and a $1.7 million decrease in deferred revenue—partially offset by a $1.5 million decrease in accounts receivable and a $973,000 increase in accrued expenses. The $1.7 million decrease in deferred revenue was primarily attributable to the recognition into revenue during 2007 of $2.7 million in previously-deferred license fees (see table under “Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Net Revenues” in this Item 7), partially offset by a $696,000 increase in deferred subscription fees, which is a result of the increased demand for subscription license arrangements. The $1.4 million decrease in accounts receivable was principally attributable to strong collection experience as Days Sales Outstanding decreased significantly from 96 days at December 31, 2006 to 52 days at December 31, 2007. The $973,000 increase in accrued expenses was mostly comprised of higher bonus accruals and an increase in sales taxes accrued.

In the year ended December 31, 2008, net cash used in investing activities of $4.8 million consisted of (i) $2.3 million paid to acquire Edge Dynamics, (ii) $1.8 million paid to acquire the ClaimRight business and (iii) $710,000 of property and equipment additions. In the year ended December 31, 2007, net cash used in investing activities was comprised solely of $641,000 in property and equipment additions.

Net cash used in financing activities was $1.4 million in the year ended December 31, 2008, principally comprised of $1.1 million in payments of debt issuance costs in connection with our December 2007 issuance of convertible Notes and $512,000 in payments of capital lease obligations, as compared to cash provided of $17.2 million in the year ended December 31, 2007, which consisted primarily of $17.0 million in proceeds from the private placement issuance of our convertible Notes.

We currently anticipate that our cash and cash equivalents of $9.3 million will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, this cash balance is not sufficient to redeem the $17.0 million in outstanding principal of our convertible Notes, payment of which could become due if our common stock is delisted from the NASDAQ Capital Market. On October 21, 2008, we received notice from NASDAQ that the market value of our listed securities had been below the required minimum $35 million for the previous ten consecutive business days, and that if the market value of our listed securities did not exceed $35 million for a minimum of ten consecutive business days at any time prior to November 20, 2008, our common stock would be delisted subject to our right to a hearing before a NASDAQ Listing Qualifications Panel. We received this delisting notice on November 24, 2008. We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. While the Company is working to regain compliance, there can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel.

The delisting of our common stock from the NASDAQ Capital Market is an event of default under the Notes. The terms of the Notes require the Company to list and maintain its common stock on either the New York Stock Exchange, the NYSE Alternext US Market (formerly the American Stock Exchange), the NASDAQ

Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market (collectively defined in the Notes as “Eligible Markets”). Our common stock is currently listed on the NASDAQ Capital Market, and it does not currently meet the initial quantitative listing requirements of the other Eligible Markets. We have initiated discussions to seek a waiver of this default from the holders of the Notes; however, there can be no assurance that we will be able to obtain a waiver on favorable terms, if at all. If we are unable to obtain a waiver, we would be unable to repay the Notes without raising additional capital and our ability to continue as a going concern would be in significant doubt.

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

CONTRACTUAL OBLIGATIONS—As of December 31, 2008

	Payments due by Period—Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$21,696	$1,381	$2,210	$18,105	$—
Capital Lease Obligations	658	456	202	—	—
Operating Lease Obligations	4,057	1,798	2,259	—	—

Total Contractual Obligations	$26,411	$3,635	$4,671	$18,105	$—

Notes to Contractual Obligations table:

1.	The Long-term Debt and Capital Lease Obligations amounts in the above table include interest. The Long-term Debt Obligation amounts assume that the Notes are not converted to common stock and are held to maturity.

2.	Excluded from the table are any liabilities associated with Interpretation No. 48 issued by the Financial Accounting Standards Board regarding “Accounting for Uncertainties in Income Taxes” (“FIN 48”), due to the uncertainty as to when, if ever, these liabilities would be paid. See Note 6 to Consolidated Financial Statements in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the years ended December 31, 2006, 2007 and 2008, or (ii) the fair value of our investment portfolio at December 31, 2007 and 2008.

As of December 31, 2007 and 2008, our cash and cash equivalents consisted entirely of money market investments and short-term commercial paper with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. At December 31, 2007 and 2008, we held no such short-term investments. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and have been stated at fair market value. At December 31, 2007 and 2008, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

As of December 31, 2007 and 2008, our outstanding debt consisted entirely of senior convertible notes of $17.0 and $17.0 million, respectively, and capital lease obligations of $573,000 and $611,000, respectively. The interest rates on the convertible notes (6.5%) and our various capital lease obligations (6.6% – 15.2%) are fixed, so we are not currently exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheets of I-many, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-many, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), I-many, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

I-many, Inc.

Edison, New Jersey

We have audited I-many, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). I-many, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, I-many, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of I-many, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three years in the period ended December 31, 2008 and our report dated March 30, 2009 expressed an unqualified opinion thereon, and such report included an explanatory paragraph on the Company’s ability to continue as a going concern.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

March 30, 2009

I-MANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related information)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$28,588	$9,342
Restricted cash	80	80
Accounts receivable, net of allowances of $127 and $107 in 2007 and 2008, respectively	6,606	6,092
Prepaid expenses and other current assets	526	500

Total current assets	35,800	16,014
Property and equipment, net	1,494	1,964
Restricted cash	351	199
Deferred charges and other assets	1,309	1,053
Acquired intangible assets, net	46	2,175
Goodwill	8,667	9,822

Total assets	$47,667	$31,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,455	$1,876
Accrued expenses	6,983	4,714
Current portion of deferred revenue	13,654	14,421
Current portion of capital lease obligations	276	418

Total current liabilities	23,368	21,429
Convertible notes payable	17,000	17,000
Deferred revenue, net of current portion	1,664	757
Capital lease obligations, net of current portion	297	193
Other long-term liabilities	715	553

Total liabilities	43,044	39,932

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value
Authorized—100,000,000 shares
Issued and outstanding – 52,389,284 and 53,759,888 shares in 2007 and 2008, respectively	5	5
Additional paid-in capital	164,685	166,919
Accumulated other comprehensive loss	(24)	(30)
Accumulated deficit	(160,043)	(175,599)

Total stockholders’ equity (deficit)	4,623	(8,705)

Total liabilities and stockholders’ equity (deficit)	$47,667	$31,227

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	2006	2007	2008
Net Revenues:
Recurring	$15,853	$19,720	$20,539
Services	12,124	13,491	10,568
License	1,598	7,341	3,290

Total net revenues	29,575	40,552	34,397

Operating expenses:
Cost of recurring revenue(1)	6,351	6,351	6,392
Cost of services(1)	10,589	11,034	9,887
Cost of third-party technology	269	300	181
Amortization of acquired intangible assets	482	185	471
Sales and marketing(1)	9,323	10,079	8,921
Research and development(1)	12,585	15,629	13,647
General and administrative(1)	5,449	6,241	5,677
Depreciation	824	891	1,154
In-process research and development	—	—	1,560
Restructuring and other charges	103	93	900

Total operating expenses	45,975	50,803	48,790

Loss from operations	(16,400)	(10,251)	(14,393)
Interest expense	(14)	(122)	(1,575)
Other income, net	599	565	412

Net loss	$(15,815)	$(9,808)	$(15,556)

Basic and diluted net loss per common share	$(0.33)	$(0.19)	$(0.30)

Weighted average shares outstanding	47,782	51,753	52,480

(1) Stock-based compensation amounts included above:

Cost of recurring revenue	$133	$196	$140
Cost of services	225	336	386
Sales and marketing	190	337	371
Research and development	300	564	464
General and administrative	635	1,001	635

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity(Deficit)
	Shares	$.0001 Par Value
Balance, January 1, 2006	46,823,585	$5	$152,767	$4	$(134,420)	$18,356
Exercise of stock options	812,071	—	456	—	—	456
Exercise of common stock warrant	250,000	—	300	—	—	300
Private placement sale of common stock, net of issuance costs of $477	3,535,566	—	6,523	—	—	6,523
Issuance of restricted common stock	252,860	—	—	—	—	—
Stock-based compensation expense	—	—	1,483	—	—	1,483
Reduction in deferred stock-based compensation resulting from attrition	(72,972)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	117,882	—	161	—	—	161
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(15,815)	(15,815)

Balance, December 31, 2006	51,718,992	5	161,690	(6)	(150,235)	11,454
Exercise of stock options	525,496	—	416	—	—	416
Issuance of restricted common stock	81,132	—	—	—	—	—
Stock-based compensation expense	—	—	2,434	—	—	2,434
Reduction in deferred stock-based compensation resulting from attrition	(20,650)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	84,314	—	145	—	—	145
Foreign currency translation adjustment	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(9,808)	(9,808)

Balance, December 31, 2007	52,389,284	5	164,685	(24)	(160,043)	4,623
Exercise of stock options	110,177	—	94	—	—	94
Exercise of common stock warrants	8,083	—	17	—	—	17
Issuance of restricted common stock	1,025,837	—	—	—	—	—
Stock-based compensation expense	—	—	1,996	—	—	1,996
Reduction in deferred stock-based compensation resulting from attrition	(224,220)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	450,727	—	127	—	—	127
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,556)	(15,556)

Balance, December 31, 2008	53,759,888	$5	$166,919	$(30)	$(175,599)	$(8,705)

See notes to consolidated financial statements

I-MANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2007	2008
Cash Flows from Operating Activities:
Net loss	$(15,815)	$(9,808)	$(15,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,306	1,076	1,625
In-process research and development	—	—	1,560
Provision for restructuring and other charges	103	93	900
Stock-based compensation expense	1,483	2,434	1,996
Amortization of debt issuance costs	—	—	367
Provision for doubtful accounts	—	20	1
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	48	76	152
Accounts receivable	1,450	1,479	1,684
Prepaid expense and other current assets	79	240	133
Accounts payable	1,029	(94)	(772)
Accrued expenses	332	973	(4,074)
Deferred revenue	3,593	(1,711)	(1,105)
Deferred rent	(19)	(16)	(34)
Other assets	(1)	(3)	75

Net cash used in operating activities	(6,412)	(5,241)	(13,048)

Cash Flows from Investing Activities:
Purchases of property and equipment	(549)	(641)	(710)
Cash paid to acquire ClaimRight assets	—	—	(1,816)
Cash paid to acquired Edge Dynamics, Inc.	—	—	(2,287)

Net cash used in investing activities	(549)	(641)	(4,813)

Cash Flows from Financing Activities:
Proceeds from private placement of notes payable	—	17,000	—
Proceeds from private placement of common stock	7,000	—	—
Payments of issuance costs	(477)	(99)	(1,111)
Payments on capital lease obligations	(52)	(224)	(512)
Proceeds from exercise of stock options	456	416	94
Proceeds from exercise of common stock warrant	300	—	17
Proceeds from Employee Stock Purchase Plan	161	145	127

Net cash provided by (used in) financing activities	7,388	17,238	(1,385)

Net increase (decrease) in cash and cash equivalents	427	11,356	(19,246)
Cash and cash equivalents, beginning of year	16,805	17,232	28,588

Cash and cash equivalents, end of year	$17,232	$28,588	$9,342

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14	$53	$967

Supplemental Disclosure of Non-cash Activities:
Property and equipment acquired under capital leases	$425	$403	$521

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements and in its previous filings on Form 10-K, the Company has incurred recurring losses from operations, and as of December 31, 2008 the Company’s total liabilities exceeded its total assets by $8.7 million. Also, as indicated in note 4 below, the Company’s common stock is at risk of being delisted from the NASDAQ Capital Market, which would cause the Company’s $17 million of senior convertible notes to be in default. In the event the Company’s common stock is delisted and these notes are called, the Company does not have sufficient funds to pay off these notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 12 below, the Company implemented a significant restructuring of its operations in the fourth quarter of 2008, after having previously instituted a cost reduction program which included a reduction in headcount and consulting costs in the second quarter of 2008. Although there is no assurance that such restructuring will be successful, Company management believes that these two cost reduction programs have reduced the company’s break-even revenue point to an achievable level. Also, Company management is currently investigating options for regaining compliance with the listing requirements of the NASDAQ Capital Market to avoid default of its notes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Professional service revenues are recognized as the services are performed. If conditions for acceptance exist, professional service revenues are recognized upon customer acceptance. For fixed fee professional service contracts that fall under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” anticipated losses are provided for in the period in which the loss is probable and can be reasonably estimated. Training revenues are recognized as the services are provided. Included in training revenues are registration fees received from participants in the Company’s annual off-site user training conferences.

Payments received from customers at the inception of a maintenance period are treated as deferred service revenues and recognized ratably over the maintenance period. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped to the customer or when otherwise earned.

During the third quarter of 2005, the Company became aware of certain defects in the then current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally elected not to recognize revenue from sales of this software product and related implementation services since the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also during 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of December 31, 2007 and 2008, the Company has reversed and deferred cumulative amounts of $671,000 and $875,000, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defects are resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

(d) Product Indemnification

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including the Company’s right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no claims were outstanding as of December 31, 2007 and 2008. The Company does not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

Restricted cash comprises amounts held in deposits that were required as collateral under the lease of office space in the Company’s former London office, and the sublease of unused office space in the Company’s former Chicago office.

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

(j) Research and Development Costs

All research and development costs are expensed as incurred. Costs eligible for capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” were not material to our consolidated financial statements during the years ended December 31, 2006, 2007 and 2008.

(k) Computer Software Developed or Obtained for Internal Use

Costs incurred for internal-use software during the preliminary project stage and costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, external direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset. There were no costs incurred for internal-use software during the years ended December 31, 2006, 2007 and 2008.

(l) Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company believes the concentration of credit risk with respect to cash equivalents is limited because the Company places its investments in triple A rated overnight institutional money market funds. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company generally requires no collateral. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for doubtful accounts and estimated losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

The Company had one customer whose accounts receivable balances, including unbilled receivables, individually represented 10% or more of the Company’s total accounts receivable, as follows:

	At December 31,
	2007	2008
Customer A	20%	*

*	Less than 10% of the Company’s total.

None of the Company’s customers generated revenues which individually represented 10% or more of the Company’s total net revenues during the years ended December 31, 2006, 2007 or 2008.

(m) Fair Value Measurements:

In January 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (or SFAS 157), “Fair Value Measurements”. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

The Company’s investment in overnight money market institutional funds, which amounted to $6.1 million at December 31, 2008, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The carrying amounts of the Company’s other non-cash financial instruments, including its accounts receivable, accounts payable, accrued expenses, deferred revenue and capital lease obligations approximate their fair value due to the relatively short-term nature of these instruments.

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

Since the Company has incurred a net loss in all years presented, the calculation of diluted net loss per share excludes the following potential shares of common stock as their effect on net loss per share is antidilutive:

	Year Ended December 31,
	2006	2007	2008
Stock options	1,467,741	1,726,833	908,835
Stock warrants	6,586	428,078	59,704
Restricted common stock	172,219	185,999	41,871

	1,646,546	2,340,910	1,010,410

(o) Exit and Disposal Activities

During 2003 and 2004, the Company closed its Chicago and India offices and downsized its operations in Portland, Maine and London, England as part of its efforts to reduce operating expenses and consolidate its operations. Total costs incurred related to these exit and disposal activities amounted to $103,000, $93,000 and $43,000, respectively, in 2006, 2007 and 2008. In December 2008, the Company implemented a significant restructuring of its operations in order to streamline operations and better align operating expense levels with a conservative revenue forecast for 2009. As part of this downsizing, the Company eliminated 49 employee positions, moved its London office to a smaller facility, and incurred $857,000 in severance charges and lease loss costs (see Note 12).

(p) Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders’ equity, to be included in accumulated other comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2006, 2007 and 2008 is comprised of the following:

(Amounts in thousands)	2006	2007	2008
Net loss	$(15,815)	$(9,808)	$(15,556)
Foreign currency translation loss	(10)	(18)	(6)

Total comprehensive loss	$(15,825)	$(9,826)	$(15,562)

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

(r) Stock-based Compensation

At December 31, 2008, the Company had two stock-based employee and director compensation plans and a compensatory employee stock purchase plan, which are described more fully in Note 5.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-based Payment.” Under FAS 123(R), the Company measures and records the compensation cost of employee and director services received in exchange for stock option grants and other equity awards based on the grant-date fair value of the awards. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. The Company accounts for stock options and awards granted to non-employees other than directors using the fair-value method.

The Company adopted FAS 123(R) using the modified prospective method, pursuant to which the Company’s financial statements for prior reporting periods have not been adjusted to include compensation cost calculated under the fair-value method. Prior to 2006, the Company used the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees and directors. Under the intrinsic value method, compensation associated with such grants and awards was determined as the excess, if any, of the current fair value of the underlying common stock on the date of grant over the price an employee or director must pay to exercise the award.

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

The Company’s calculations of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions, and resulted in the following weighted average grant-date fair values of options granted during the years ended December 31:

	2006	2007	2008
Risk-free interest rates	4.6-5.05%	3.7-5.1%	1.5-3.4%
Expected volatility	60-70%	50-60%	55-80%
Expected dividends	0%	0%	0%
Expected term (in years)	2.5-10	5.3-7.5	3.7-7.3
Weighted average grant-date fair value of options granted during the year	$1.16	$1.21	$1.02

The risk-free interest rate is derived quarterly from the published US Treasury yield curve, based on expected term, in effect as of the last several days of the quarter. The Company uses historical volatility of the Company’s common stock to estimate expected volatility. For the years 2006 and 2007, the expected term of options granted was estimated to be equal to the average of the contractual life of the options and the grant’s average vesting period. For 2008, the expected term of options was derived from Company historical data, including, among other things, option exercises, forfeitures and cancellations.

The following table summarizes the components of stock-based compensation expense for the years ended December 31:

	2006	2007	2008
	(Amounts in thousands)
Stock option grants issued prior to 2006	$530	$203	$105
Stock option grants issued subsequent to 2005	568	1,775	1,466
Restricted stock grants to directors and employees	331	408	390
Employee stock purchase plan	54	48	35

Total stock-based compensation expense	$1,483	$2,434	$1,996

As of December 31, 2008, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $1.9 million and $673,000, respectively. These costs are expected to be amortized over weighted average periods of 1.7 years and 0.9 years, respectively.

(s) Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement accounts are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity. Gains or losses on foreign currency transactions are recognized in current operations in other income, net. For the years ended December 30, 2006, 2007 and 2008, foreign currency transactions gains and losses were not significant.

(t) New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to SFAS No. 115. SFAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The Company has adopted SFAS No. 159 beginning January 1, 2008 and its adoption did not have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be measured at fair value and reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Also, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, in which any remaining noncontrolling equity investment in the former subsidiary is measured at its fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 160 as of January 1, 2009 and its adoption had no material effect on the Company’s financial position or results of operations.

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

(u) Reclassifications

Beginning in 2007, the Company has revised its presentation of net revenues into three reportable categories: (i) Recurring revenue, which consists of fees generated from the provision of maintenance, support, and hosting services and subscription revenues, (ii) Services revenue, which is comprised of professional service and training fees and reimbursable expenses, and (iii) License revenue, which consists of non-recurring license fees generated from perpetual license agreements. Previously, net revenues were presented as either Product revenues, comprised of license and subscription fees, or Service revenues, comprised of revenues generated from professional services, maintenance and support, and hosting arrangements. Also, in order for its various cost of revenues to be combined and presented in the same manner as its reported revenues, the Company has reclassified certain amounts previously included in Cost of services into the newly-created Cost of recurring revenue. The related amounts for 2006 in the Consolidated Statements of Operations have been reclassified to be consistent with the current year presentation.

Certain other prior year account balances have been reclassified to be consistent with the current year’s presentation.

(2) Acquisitions

ClaimRight Business of Global HealthCare Exchange

On February 20, 2008, the Company completed its purchase of the assets related to the ClaimRight data validation software business (“ClaimRight”) from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. (collectively “GHX”) for $2.0 million, which consisted of $1.4 million in cash paid upon closing, assumed liabilities of $206,000, transaction costs of $181,000, and an additional $200,000 in cash consideration that was paid in January 2009 based on the realization of certain predefined performance milestones. Effective February 20, 2009, the 12-month term for the accrual of contingent consideration had expired and no additional consideration can be earned by GHX. The ClaimRight business was located in Ambler, Pennsylvania and marketed software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provides the Company with an established customer base and technology that enhances its product offering to its pharmaceutical manufacturing clients. The Company has consolidated the operations of ClaimRight beginning on the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$300
Equipment and notes receivable	113
In-process research and development	760
Goodwill	849

Total assets acquired	2,022
Less:
Deferred revenue	(189)
Other current liabilities	(17)

Net assets acquired	$1,816

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

Edge Dynamics, Inc.

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

Edge Dynamics developed and marketed channel- and demand-management software to companies in the pharmaceutical industry. This purchase provides the Company with an established customer base and technology that the Company believes will enhance its product offering to its pharmaceutical manufacturing clients. The Company has consolidated the operations of Edge Dynamics beginning on the date of acquisition.

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

	Year ended December 31,
(Unaudited)	2007	2008
Pro forma revenues	$49,823	$36,696
Pro forma net loss	(16,466)	(18,565)
Pro forma net loss per share	(0.32)	(0.35)

(3) Details of Financial Statement Components

Property and Equipment, net

The cost and accumulated depreciation of property and equipment consist of the following at December 31:

	2007	2008
	(Amounts in thousands)
Computer software	$1,632	$2,068
Computer hardware	3,726	3,691
Furniture and equipment	1,351	1,476
Leasehold improvements	401	537

	7,110	7,772
Less—accumulated depreciation and amortization	5,616	5,808

Total property and equipment, net	$1,494	$1,964

Depreciation expense was $824,000, and $891,000 and $1.2 million, respectively, for the years ended December 31, 2006, 2007 and 2008.

Acquired Intangible Assets, Net

The gross carrying value and accumulated amortization of other acquired intangible assets consist of the following:

	December 31, 2007		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Acquired technology	$6,043	$5,997	$7,543	$6,277
Customer lists	—	—	1,100	191

Totals	$6,043	$5,997	$8,643	$6,468

Amortization expense for acquired technology and customer lists was $482,000, $185,000 and $471,000, respectively, for the years ended December 31, 2006, 2007 and 2008.

Acquired intangible assets are being amortized on a straight-line basis over a four-year life. Projected future annual amortization is as follows for the years ended December 31 (in thousands):

2009	$650
2010	650
2011	650
2012	225

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2007	2008
	(Amounts in thousands)
Accrued payroll and benefits	$2,844	$1,894
Accrued consulting and professional fees	848	883
Accrued commissions	835	369
Accrued restructuring costs	233	953
Accrued debt financing costs	1,087	—
Accrued other	1,136	615

Total accrued expenses	$6,983	$4,714

(4) Convertible Notes Payable

On December 31, 2007, the Company completed a private placement of $17.0 million of senior convertible notes (“Notes”). The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the Notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company were approximately $15.8 million, after deducting commissions and other fees. The $1.2 million in debt issuance costs is being amortized into interest expense using the effective interest method over the three-year period leading up to the date at which the Notes are first redeemable by the investors. In connection with the Notes, the Company incurred interest expense of $1.5 million during the year ended December 31, 2008, such amount including debt issuance cost amortization of $367,000. As discussed more fully below, the Notes would be in default, and the holders of the Notes could require the Company to redeem the Notes for their principal amount and accrued interest, if the Company’s common stock is delisted from the NASDAQ Capital Market.

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

On October 21, 2008, the Company received notice from The NASDAQ Stock Market LLC (“NASDAQ”) that the market value of its listed securities had been below the minimum $35 million for the previous ten consecutive business days, and that if the market value of the Company’s listed securities did not exceed $35 million for a minimum of ten consecutive business days at any time prior to November 20, 2008, the Company’s common stock would be subject to delisting unless the Company were to request a hearing before a NASDAQ Listing Qualifications Panel. We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. While the Company is working to regain compliance, there can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel.

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

(5) Stockholders’ Equity

(a) Authorized Capital

The Company has authorized capital stock of 105,000,000 shares, of which 100,000,000 shares are designated as common stock, $0.0001 par value per share, and 5,000,000 shares are designated for preferred stock, $0.01 par value per share. At December 31, 2007 and 2008, the Company had reserved 15,800,330 and 15,429,726 shares of common stock, respectively, for issuance upon the exercise of stock options and warrants and the conversion of convertible notes payable.

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

(d) Stock Option Plans

In March 2000, the Company adopted the 2000 Non-Employee Director Stock Option Plan (“Director Plan”), which provided for the grant of up to 562,500 shares of common stock in the form of nonqualified stock options to directors who are not employees. Each non-employee director was eligible to be granted an option to purchase 62,500 shares of common stock upon initial election or appointment to the board. In addition, each non-employee director was entitled to receive an option to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders. In 2008, the Board of Directors terminated the Director Plan in conjunction with the Stockholders’ approval of the 2008 Stock Incentive Plan (“2008 Plan”).

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

In June 2001, the Company adopted the 2001 Stock Incentive Plan, which provided for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. In addition, if any previous award under the 2001 Stock Incentive Plan or other previously-adopted option plans of the Company expired or was terminated, surrendered or cancelled without having been fully exercised, the unissued shares covered by any such award were available for grant under the 2001 Stock Incentive Plan. All of the Company’s officers, employees, directors, consultants and advisors were eligible to receive awards under the 2001 Stock Incentive Plan. In 2008, the Board of Directors terminated the 2001 Stock Incentive Plan in conjunction with the stockholders’ approval of the 2008 Plan.

In June 2003, the Company adopted the 2003 Stock Incentive Plan (“2003 Plan”), which provided for the grant of up to 5,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. All of the Company’s officers, employees, directors, consultants and advisors were eligible to receive awards under the 2003 Plan. In 2008, the Board of Directors terminated the 2003 Plan in conjunction with the Stockholders’ approval of the 2008 Plan.

In May 2008, the Company adopted the 2008 Plan, which provides for the grant of up to 1,000,000 shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards. In addition, if any previous award under the 2003 Plan or other previously-adopted option plans of the Company expires or is terminated, surrendered or cancelled without having been fully exercised, the unissued shares covered by any such award are available for grant under the 2008 Plan. Also, option grants to directors previously issued under the Director Plan will now be issued under the 2008 Plan. All of the Company’s officers, employees, directors, consultants and advisors are eligible to receive awards under the 2008 Plan.

Stock options terminate 10 years after grant and vest over periods set by the Compensation Committee of the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis. Certain stock option awards provide for accelerated vesting if there is a change in control of the Company. Beginning in 2006, the Compensation Committee of the Board of Directors has also granted stock options to senior executives of the Company that vest on the earlier of five years after grant or the date that specified operational milestones are attained. For the years ended December 31, 2007 and 2008, the Company recognized $262,000 and $170,000, respectively, of accelerated stock-based compensation expense in connection with the attainment of such milestones.

The following table summarizes total common shares available for future grants of stock options and other equity awards at December 31, 2008:

2001 Employee Stock Option Plan	774,780
2008 Stock Incentive Plan	1,498,369

Total available for future grant	2,273,149

The following table summarizes stock option activity under all of the Company’s stock option plans for the years ended December 31, 2006, 2007 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	5,655,090	$1.867
Granted during 2006	3,463,100	1.931
Exercised during 2006	(812,071)	0.562
Canceled during 2006	(1,129,362)	2.153

Outstanding at December 31, 2006	7,176,757	2.002
Granted during 2007	1,844,175	2.047
Exercised during 2007	(525,496)	0.793
Canceled during 2007	(674,134)	1.908

Outstanding at December 31, 2007	7,821,302	2.102
Granted during 2008	1,468,088	2.108
Exercised during 2008	(110,177)	0.848
Canceled during 2008	(1,748,928)	2.151

Outstanding at December 31, 2008	7,430,285	$2.111	6.9 years	$-0-

Exercisable at December 31, 2008	4,625,493	$2.190	6.0 years	$-0-

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2007 and 2008 was $1.1 million, $854,000 and $81,000, respectively.

(e) Restricted Stock Awards

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2008, and changes during the years ended December 31, 2006, 2007 and 2008, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	352,036	$1.480
Granted during 2006	252,860	1.737
Vested during 2006	(199,154)	1.604
Forfeited during 2006	(72,972)	1.568

Nonvested at December 31, 2006	332,770	1.582
Granted during 2007	81,132	1.749
Vested during 2007	(239,392)	1.557
Forfeited during 2007	(20,650)	1.792

Nonvested at December 31, 2007	153,860	1.682
Granted during 2008	1,025,837	1.069
Vested during 2008	(98,208)	1.689
Forfeited during 2008	(224,220)	1.218

Nonvested at December 31, 2008	857,269	$1.069

The total fair value of restricted shares which vested during the years ended December 31, 2006, 2007 and 2008 was $319,000, $373,000 and $166,000, respectively.

(f) Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP), which authorizes the issuance of up to 1,250,000 shares of common stock to participating employees at 85% of the closing price of the common stock on the first day or last day of each offering period, whichever is lower. Because of the presence of option and discount features, the Company’s ESPP is treated for accounting purposes as a compensatory plan in accordance with FAS 123(R). For plan periods following December 2008, the ESPP was suspended due to the shortage of authorized shares available for grant relative to the likely number of shares to be issued at the next issuance date if the plan was still active.

As of December 31, 2008, a total of 52,904 shares were available for grant under the Company’s ESPP. The following table summarizes the number of shares and per share prices for purchases since January 1, 2006:

	Number of Shares	Price per Share
June 2006	65,131	$1.165
December 2006	52,751	1.607
June 2007	41,209	1.598
December 2007	43,105	1.836
June 2008	91,363	0.859
December 2008	359,364	0.136

(g) Warrants

At December 31, 2007 and 2008, the Company had warrants outstanding at exercise prices ranging from $1.20 to $13.20, as described below.

In August 2001, as part of a merger transaction, the Company issued a warrant to purchase 4,546 shares of the Company’s stock at an exercise price of $13.20. This warrant expires in November 2010.

In February 2002, the Company granted two warrants to common stock investors pursuant to a private placement offering, one of which expired during 2002. The remaining warrant to purchase 165,062 shares of the Company’s common stock, which was exercisable for a period of seven years at an exercise price of $7.50 per share, expired in February 2009.

In November 2006, the Company granted warrants to common stock investors pursuant to a private placement offering. The warrants to purchase up to 1,060,663 shares of the Company’s common stock, of which 8,083 shares were exercised in 2008, are exercisable for a period of five years at an exercise price of $2.11 per share.

A summary of the Company’s outstanding warrants as of December 31, 2008 is presented below:

Expiration Date	Number of Shares	Exercise Price Per Share
February 2009	165,062	$7.50
November 2010	4,546	13.20
November 2011	1,052,580	2.11

Total shares	1,222,188

(6) Income Taxes

There was no provision for income taxes recorded or income taxes paid in the years ended December 31, 2006, 2007 and 2008. At December 31, 2008, the Company had approximately $156 million of U.S. federal net operating loss carryforwards and research and development credit carryforwards of $5.5 million. The federal net operating loss carryforwards expire in the years 2019 through 2028 and are subject to certain annual limitations. The federal research and development credit carryforwards expire in the years 2008 through 2028. Due to the uncertainty surrounding the Company’s ability to realize these net operating loss carryforwards, tax credits and its other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable net deferred tax asset.

The Company adopted FIN 48 effective January 1, 2007. The Company did not have a liability related to unrecognized tax benefits as of January 1, 2008 and December 31, 2008 but has reduced its deferred tax assets by $1.3 million and $1.4 million, respectively, in connection therewith. However, because the Company has recorded a full valuation allowance on its net deferred tax assets, the effect of implementing FIN 48 has been a reduction of such allowance by the respective amounts above.

The total amount of unrecognized tax benefits as of December 31, 2008 was approximately $1.4 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits that will change in the next 12 months is not significant and we do not expect the change to have a material impact on our consolidated financial statements.

The following table discloses the reconciliation of the beginning and ending balances of unrecognized tax benefits:

(Amounts in thousands)
Balance at January 1, 2008	$1,287
Gross additions based on tax positions related to current year	92
Reductions in 2008 for tax positions that have expired	(10)

Balance at December 31, 2007	$1,369

The Company did not incur any interest and penalties. As indicated as of the date of adoption of FIN 48, the Company has elected to classify interest and penalties as a component of the provision for income taxes.

At December 31, 2008 there were approximately $156 million of federal net operating loss carryovers. In addition, the Company has approximately $145 million of state and $3 million of foreign (UK) net operating loss carryovers. The state net operating losses will begin expiring in 2009 through 2028 and the foreign (UK) net operating losses can be carried forward indefinitely. The Company has not conducted a formal IRC Section 382 study, however it is likely that there has been a significant ownership change and some of the NOL’s may be limited. The above NOL does not include approximately $22.7 million of NOL’s from the acquisition of Edge Dynamics. Due to IRC Section 382 limitations, the Company will be able to use approximately $240,000 of this NOL going forward per year for a total of about $5 million. The Company has not recorded a deferred tax asset for the $22.7 million that will not be utilized due to IRC Section 382 limitations.

The tax years subject to examination by major tax jurisdictions include the years 2005 and forward by the U.S. Internal Revenue Service, the years 2004 and forward for certain states and the years 2008 and forward for the United Kingdom.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2008
	(Amounts in thousands)
Federal net operating loss carryforwards	$43,098	$53,124
State net operating loss carryforwards	6,605	7,736
Foreign net operating loss carryforwards	—	1,019
Research and development tax credits	3,860	4,107
Deferred revenue	3,341	3,584
Intangible assets	—	(661)
Other	1,185	1,045
Less—Valuation allowance for deferred tax assets	(58,089)	(69,954)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2006	2007	2008
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(2.2)	(4.4)	(1.9)
Amortization of acquired intangible assets	0.4	(0.4)	—
Write-off of in-process research and development	0.0	0.0	3.6
Impairment write-offs	62.2	—	(34.3)
Stock option and warrant charges	0.1	3.6	3.9
Other	(4.7)	2.0	0.3
Valuation allowance for deferred tax asset	(21.8)	33.2	62.4

Provision (Benefit) for income taxes	—%	—%	—%

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

(7) Commitments and Contingencies

The Company leases its facilities under non-cancelable operating lease agreements and certain of its equipment under non-cancelable capital and operating lease agreements through 2011. Future minimum lease commitments under all non-cancelable leases at December 31, 2008 are approximately as follows:

	Operating Leases	Capital Leases
	(Amounts in thousands)
Year ending December 31,
2009	$1,798	$456
2010	1,423	177
2011	836	25

Total minimum lease payments	$4,057	658

Less—Amount representing interest		(47)

Present value of minimum lease payments		611
Less—Current portion of capital lease obligations		(418)

Capital lease obligations, net of current portion		$193

At December 31, 2008, future minimum lease commitments included an aggregate of $2.2 million related to leased office space that is no longer in productive use. The net present value of this $2.2 million aggregate lease commitment, as offset by future estimated sublease receipts totaling $1.4 million, is included in other long-term liabilities and accrued expenses as indicated in Note 12.

Included in property and equipment are assets acquired pursuant to capital lease arrangements as follows at December 31:

	2007	2008
	(Amounts in thousands)
Computer hardware	$722	$990
Computer software	15	268

	737	1,258
Less—Accumulated depreciation and amortization	(258)	(570)

	$479	$688

Total rent expense was approximately $1.2 million, $1.3 million and $1.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company is often involved in contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of any such matters which are pending will have a material adverse effect on the Company’s financial position or results of operations. The Company is not a party to any material pending legal proceedings.

(8) Unaudited Quarterly Financial Data

	THREE MONTHS ENDED
	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues	$8,353	$10,015	$10,698	$11,486	$7,363	$10,154	$8,233	$8,647
Cost of recurring revenue	1,651	1,723	1,404	1,573	1,566	1,679	1,631	1,516
Cost of services revenue	2,956	2,964	2,686	2,428	2,381	2,790	2,539	2,177
Cost of third-party technology	76	78	79	67	9	41	2	129
Amortization of acquired intangible assets	46	47	46	46	56	91	162	162
Net loss	(4,522)	(3,214)	(1,227)	(845)	(5,442)	(3,804)	(3,309)	(3,001)
Net loss per share—basic and diluted	(0.09)	(0.06)	(0.02)	(0.02)	(0.10)	(0.07)	(0.06)	(0.06)

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

	Health and Life Sciences	Industry Solutions	Unallocated	Totals
	(Amounts in thousands)
At and for the year ended December 31, 2008:
Net revenues	$29,066	$5,331	$—	$34,397
Segment loss	(12,879)	(2,677)	—	(15,556)
Segment assets	23,829	1,447	5,951	31,227
Goodwill	3,871	—	5,951	9,822

At and for the year ended December 31, 2007:
Net revenues	$31,358	$9,194	$—	$40,552
Segment loss	(2,003)	(7,805)	—	(9,808)
Segment assets	39,443	2,273	5,951	47,667
Goodwill	2,716	—	5,951	8,667

At and for the year ended December 31, 2006:
Net revenues	$21,886	$7,689	$—	$29,575
Segment loss	(2,704)	(12,955)	(156)	(15,815)
Segment assets	28,013	3,021	5,951	36,985
Goodwill	2,716	—	5,951	8,667

For segment reporting purposes, unallocated amounts consist of goodwill and acquired intangible asset values and related amortization amounts with respect to the 2002 acquisition of Menerva Technologies, Inc. Interest income, interest expense, income tax expense or benefit, and unusual items that are attributable to the segments do not have a significant effect on the financial results of the segments. In performing the annual goodwill impairment test, goodwill is assigned to the Company’s reportable segments.

Geographic Information:

	Revenue*			Long-lived Assets
	2006	2007	2008	2006	2007	2008
				(Amounts in thousands)
United States	88%	93%	96%	$10,327	$11,527	$14,828
United Kingdom	3%	2%	3%	460	332	223
The Netherlands	7%	3%	—	—	—	—
Canada	1%	1%	1%	—	—	—
India	—	—	—	—	8	162
Other	1%	1%	—	—	—	—

Total	100%	100%	100%	$10,787	$11,867	$15,213

*	Revenues are attributed to countries based on location of customers.

(10) Valuation and Qualifying Accounts

A rollforward of the Company’s allowance for doubtful accounts is as follows:

(Amounts in thousands)
Balance at January 1, 2006	$525
Write-offs	(392)
Currency translation adjustments	4

Balance at December 31, 2006	137
Provisions	20
Write-offs	(31)
Currency translation adjustments	1

Balance at December 31, 2007	127
Provisions	1
Write-offs	(6)
Currency translation adjustments	(15)

Balance at December 31, 2008	$107

(11) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan as a retirement plan for its qualifying employees. In April 2006, the Company began to provide a discretionary matching contribution. The matching contributions paid by the Company during the years ended December, 31, 2006, 2007 and 2008 amounted to $111,000, $199,000 and $228,000, respectively.

(12) Restructuring and Other Charges

In December 2008, the Company implemented a significant restructuring of its operations in order to streamline operations and better align operating expenses levels with a conservative revenue forecast for 2009. As part of this downsizing, the Company eliminated 49 employee positions, moved its London office to a smaller facility, and incurred $641,000 in severance charges and $216,000 in lease loss costs. The net result of the workforce restructuring was a reduction in the Company’s headcount from 209 at November 30, 2008 to 164 at January 31, 2009. With respect to the London office move, the Company determined the fair value of the remaining liability (net of estimated sublease rentals) on its London office lease as of December 31, 2008.

In 2003 and 2004, the Company took several actions to reduce its operating expenses in order to better align its cost structure with projected revenues and to streamline its operations in advance of a planned (and subsequently terminated) sale of its health and life sciences operation. These actions included the closing of its office in Chicago, Illinois and the partial closing of its facility in London, England. With respect to the Chicago and London office closings, the Company had determined the fair value of the remaining liabilities of the unused space (net of estimated sublease rentals) for each lease as of the respective cease-use dates. For the years ended December 31, 2006, 2007 and 2008, the Company incurred charges of $103,000, $93,000 and $43,000, respectively, in connection with the amortization of its long-term lease restructuring accruals in connection with the 2003 and 2004 downsizings.

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

	Employee Severance Costs	Lease Costs	Total
	(Amounts in thousands)
Balance at January 1, 2006	$—	$1,119	$1,119
Restructuring provisions in 2006	—	103	103
Payments in 2006	—	(237)	(237)

Balances at December 31, 2006	—	985	985
Restructuring provisions in 2007	—	93	93
Payments in 2007	—	(239)	(239)

Balances at December 31, 2007	—	839	839
Restructuring provisions in 2008	641	259	900
Currency translation adjustments	—	(37)	(37)
Payments in 2008	(3)	(259)	(262)

Balances at December 31, 2008	$638	$802	$1,440

Current portion—included in accrued expenses			$953

Noncurrent portion—included in other long-term liabilities			$487

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See the information set forth in the sections entitled “Election of Directors” and “Corporate Governance” and in the subsections entitled “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008, which we refer to as the “2009 Proxy Statement,” which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive and Director Compensation” in the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, which is incorporated herein by reference.

The following table provides information as of December 31, 2008 about our common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	7,273,963	$2.12	1,551,273
Equity compensation plans not approved by security holders(2)	156,322	$1.59	774,780

Total	7,430,285	$2.11	2,326,053

(1)	Excludes securities reflected in the column captioned, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	Our 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees who are not executive officers, has not been approved by our stockholders. This plan permits stock option awards (but no other forms of grant) for up to 1,000,000 shares of our common stock, provided that officers and directors may not receive options for more than 25,000 shares in the aggregate under this plan. Option awards under this plan are treated as non-qualified options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the sections entitled “Director Nominees” and “Certain Relationships and Related Transactions” in the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information set forth in the section entitled “Audit Fees and Other Matters” in the 2009 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1. Consolidated Financial Statements

The consolidated financial statements listed below together with the report thereon of BDO Seidman, LLP, the Company’s independent registered public accounting firm, dated March 30, 2009 are included in this report in Item 8 and are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2007 and 2008

Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

2. Exhibits Required to be filed by Item 601 of Regulation S-K

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b)	EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Asset Purchase Agreement by and among the Registrant, Global Healthcare Exchange, LLC and Global Healthcare Exchange, Inc. dated January 5, 2008

2.2(2)	Agreement and Plan of Merger by and among the Registrant, I-many Demand Corp., Edge Dynamics, Inc. and Paul Holland as Stockholders’ Representative dated May 2, 2008

3.1(3)	Amended and Restated Certificate of Incorporation

3.2(4)	Amended and Restated Bylaws

4.1(3)	Specimen certificate for shares of common stock

4.2(2)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1)

4.3(5)	Form of Convertible Note dated December 31, 2007

10.1(3)*	1994 Stock Plan

10.2(3)*	1997 Stock Option/Incentive Plan

10.3(3)*	2000 Stock Incentive Plan

10.4(3)*	2000 Non-Employee Director Stock Option Plan

10.5(6)*	2001 Stock Incentive Plan

10.6(7)*	2001 Employee Stock Plan

10.7(8)*	2003 Stock Incentive Plan

EXHIBIT NO.	DESCRIPTION
10.8(9)*	2008 Stock Incentive Plan

10.9(10)*	Employment Agreement, dated January 15, 2007, between Registrant and John A. Rade

10.10*	Amendment to Employment Agreement between the Registrant and John A. Rade, dated March 4, 2009

10.11*	Severance Agreement, dated March 6, 2009, between Registrant and Kevin M. Harris.

10.12(11)*	Severance Agreement between the Registrant and Lawrence Lindsey dated June 4, 2008

10.13*	Amendment to Severance Agreement between the Registrant and Lawrence Lindsey, dated March 4, 2009

10.14(4)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.15*	Amendment to Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated March 3, 2009

10.16(12)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.17*	Amendment to Severance Agreement between the Registrant and A. Todd Shytle, dated March 4, 2009

10.18(13)*	Severance Agreement between the Registrant and Michael Zuckerman dated March 8, 2007

10.19*	Amendment to Severance Agreement between the Registrant and Michael Zuckerman, dated March 4, 2009

10.20(14)	Form of Warrant Agreement, dated November 1, 2006

14.1(15)	Amended and Restated I-many, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Sarbanes-Oxley Act of 2002 Section 906 Certifications

99.1	Audit Committee Charter

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2008

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007

(6)	Incorporated by reference to the Registrant’s 2001 Proxy Statement, filed with the SEC on April 25, 2001

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)	Incorporated by reference to the Registrant’s 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to Appendix B to the registrant’s 2008 Proxy Statement, filed with the SEC on April 17, 2008

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 5, 2008

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/s/ JOHN A. RADE
John A. Rade
Chief Executive Officer, Chairman of the Board of Directors and President

Date: March 30, 2009

/s/ KEVIN M. HARRIS
Kevin M. Harris Chief Financial Officer and Treasurer

Date: March 30, 2009

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

SIGNATURE	TITLE	DATE

/s/ JOHN A. RADE John A. Rade	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)	March 30, 2009

/s/ KEVIN M. HARRIS Kevin M. Harris	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 30, 2009

/s/ REYNOLDS C. BISH Reynolds C. Bish	Director	March 30, 2009

/s/ JAMES H. DENNEDY James H. Dennedy	Director	March 30, 2009

/s/ STEVEN L. FINGERHOOD Steven L. Fingerhood	Director	March 30, 2009

Murray B. Low	Director

SIGNATURE	TITLE	DATE

/s/ MARK R. MITCHELL Mark R. Mitchell	Director	March 30, 2009

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	March 30, 2009

EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Asset Purchase Agreement by and among the Registrant, Global Healthcare Exchange, LLC and Global Healthcare Exchange, Inc. dated January 5, 2008

2.2(2)	Agreement and Plan of Merger by and among the Registrant, I-many Demand Corp., Edge Dynamics, Inc. and Paul Holland as Stockholders’ Representative dated May 2, 2008

3.1(3)	Amended and Restated Certificate of Incorporation

3.2(4)	Amended and Restated Bylaws

4.1(3)	Specimen certificate for shares of common stock

4.2(2)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1)

4.3(5)	Form of Convertible Note dated December 31, 2007

10.1(3)*	1994 Stock Plan

10.2(3)*	1997 Stock Option/Incentive Plan

10.3(3)*	2000 Stock Incentive Plan

10.4(3)*	2000 Non-Employee Director Stock Option Plan

10.5(6)*	2001 Stock Incentive Plan

10.6(7)*	2001 Employee Stock Plan

10.7(8)*	2003 Stock Incentive Plan

10.8(9)*	2008 Stock Incentive Plan

10.9(10)*	Employment Agreement, dated January 15, 2007, between Registrant and John A. Rade

10.10*	Amendment to Employment Agreement between the Registrant and John A. Rade, dated March 4, 2009

10.11*	Severance Agreement, dated March 6, 2009, between Registrant and Kevin M. Harris.

10.12(11)*	Severance Agreement between the Registrant and Lawrence Lindsey dated June 4, 2008

10.13*	Amendment to Severance Agreement between the Registrant and Lawrence Lindsey, dated March 4, 2009

10.14(4)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.15*	Amendment to Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated March 3, 2009

10.16(12)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.17*	Amendment to Severance Agreement between the Registrant and A. Todd Shytle, dated March 4, 2009

10.18(13)*	Severance Agreement between the Registrant and Michael Zuckerman dated March 8, 2007

10.19*	Amendment to Severance Agreement between the Registrant and Michael Zuckerman, dated March 4, 2009

10.20(14)	Form of Warrant Agreement, dated November 1, 2006

EXHIBIT NO.	DESCRIPTION
14.1(15)	Amended and Restated I-many, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

24.2	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Sarbanes-Oxley Act of 2002 Section 906 Certifications

99.1	Audit Committee Charter

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2008

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007

(6)	Incorporated by reference to the Registrant’s 2001 Proxy Statement, filed with the SEC on April 25, 2001

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)	Incorporated by reference to the Registrant’s 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to Appendix B to the registrant’s 2008 Proxy Statement, filed with the SEC on April 17, 2008

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 5, 2008

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008