Form 10-K/A
period 2008-12-31
I MANY INC
filed 2009-04-29
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act .    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2008) was approximately $34.5 million. As of April 27, 2009, 53,843,938 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to provide information that was omitted from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on March 30, 2009, which the Registrant had intended to incorporate by reference to the proxy statement for its 2009 annual meeting of stockholders (the “2009 Proxy Statement”). Because the Registrant does not expect to file the 2009 Proxy Statement on or before April 30, 2009, the Registrant hereby amends the following Items of the original filing on Form 10-K:

•	ITEM 10. Directors, Executive Officers and Corporate Governance

•	ITEM 11. Executive Compensation

•	ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	ITEM 13. Certain Relationships and Related Transactions, and Director Independence

•	ITEM 14. Principal Accountant Fees and Services.

Item 15 of the original Form 10-K has also been supplemented to reflect the filing of certain new certificates by our principal executive officer and principal financial officer, as required in connection with the filing of this Amendment No. 1.

No attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the original filing, other than the items omitted therefrom and included herein. Other than the changes reflected below, all other information in the original 10-K remains unchanged.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED RESULTS OF OPERATIONS.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors of the Corporation

The following list sets forth the names of the directors and also contains, as to each director, certain biographical information, a brief description of principal occupation and business experience, and certain other information.

REYNOLDS C. BISH, age 56, has served as a director since February 2006. Mr. Bish is Chief Executive Officer of Kofax, plc, an international provider of electronic document capture solutions, which trades on the London Stock Exchange. From August 2006 until November 2007, he was a self-employed consultant. He served from December 2005 until August 2006 as the President and General Manager of EMC Captiva, a business unit in the Enterprise Software Group of EMC Corp., and a Vice President in the Enterprise Software Group. From 1989 until 2005, Mr. Bish served as Chief Executive Officer and a Director of Captiva Software Corporation, an enterprise software corporation quoted on NASDAQ until its acquisition by EMC Corp. in December 2005. Mr. Bish has served in various capacities in public and venture-backed technology companies, including service as a chief executive officer and a chief financial officer, and worked for three years as a Certified Public Accountant at Price Waterhouse. He is a member of the board of directors and audit committee of Iomega Corporation, an NYSE-listed company. Mr. Bish holds a B.S. in Business Administration from Pennsylvania State University.

JAMES H. DENNEDY, age 43, has served as a director since March 2008. Mr. Dennedy is a managing partner of Hamilton-Madison, LLC, a privately-held management and corporate development company. He served as President and Chief Executive Officer of Engyro Corporation from November 2004 until it was acquired by Microsoft Corporation in June 2007. From September 2003 until November 2004, he was a founder and managing partner of Mitchell-Wright, LLC, a capital management and corporate development company. Prior to Mitchell-Wright, he served as President of Strategic Software Holdings, LLC, a technology investment company, from August 2002 until September 2003. Mr. Dennedy has also held leadership positions in technology services and systems integration companies, as well as serving for over a decade as an officer in the United States Air Force. He currently serves on the board of directors and audit committee of NaviSite, Inc., a publicly-traded provider of managed applications and managed infrastructure for the mid-market. Mr. Dennedy earned a B.S. in Economics from the United States Air Force Academy, an M.A. in Economics from the University of Colorado, and an M.B.A. from Ohio State University.

STEVEN L. FINGERHOOD, age 50, has served as a director since July 2005. Mr. Fingerhood is a co-founder and manager of ZF Partners, LP, a private investment partnership that invests in technology and technology-enabled service companies, including I-many. Before co-founding ZF Partners in 2003, he founded Zero Gravity Technologies Corp. in 2000, which developed document security solutions, and served as its Chairman and CEO until its sale to InterTrust Technologies Corporation in 2001, where he served as Senior Vice President until 2003. Prior to that, he founded and led Direct Language Communications, Inc., a leading provider of localization services to the technology industry. He currently serves on the board of directors of Harris Interactive Inc., a publicly-traded provider of Internet-based custom market research. Mr. Fingerhood holds an A.B. in Economics from Harvard College and a J.D. from Harvard Law School.

MURRAY B. LOW, age 56, has served as a director since October 2000. Dr. Low has been a professor at Columbia Business School since 1990. He founded the Entrepreneurship Program at Columbia Business school and has been its Director since 1997. Since January 1996, he has been president of Low & Associates, a consulting firm. He serves on the boards of Trupanion, the American Pet Insurance Company and Tripology. Professor Low received a Ph.D. in Entrepreneurial Management from the University of Pennsylvania.

MARK R. MITCHELL, age 47, has served as a director since July 2005. Mr. Mitchell is a Partner of Ramius LLC, a private investment management firm, a position he has held since February 2007 after serving as

Executive Managing Director since July 2006 and as a Managing Director since 1999. Ramius LLC holds more than 10% of the outstanding common stock of the Company. He is also a member of the board of directors of CPI Corporation, an NYSE-listed company. Mr. Mitchell has over 25 years of investment management experience and currently heads Ramius’s merger arbitrage business and co-heads Ramius’ opportunistic value investing business. Mr. Mitchell holds a B.S. in Economics from the University of Pennsylvania, Wharton School of Business, and an M.B.A. from New York University, Stern School of Business.

KARL E. NEWKIRK, age 68, has served as a director since February 2002 and as Chairman since January 2009. Mr. Newkirk was a partner at Accenture LLP, formerly Andersen Consulting, a global management consulting, technology services and outsourcing company, from 1972 through December 2001. He is currently a member of the board of directors and compensation committee of Ariba Inc., a publicly-traded company. Mr. Newkirk graduated from Case Institute of Technology with a degree in Industrial Engineering and subsequently received his M.B.A. from Case Western Reserve University.

JOHN A. RADE, age 74, has served as a director since July 2005, as Chairman of the Board between August 2005 and January 2009, and as our President and Chief Executive Officer since August 15, 2006. Mr. Rade was the President and CEO of AXS-One, Inc., formerly Computron Software, Inc., a publicly-traded software company, from 1997 until his retirement in 2004. Before joining Computron, he managed the pharmaceutical industry practice for American Management Systems, Inc., a management consulting and information technology company. He was a founder of S-Cubed, Inc., a developer and marketer of advanced software development tools. Mr. Rade’s career in software and information technology includes international management postings, spans several decades and includes leadership roles in other software development companies, management consulting and industrial automation firms such as Computer Sciences Corporation, Cap Gemini Sogeti and Information Sciences, Inc. Mr. Rade holds a BS in Physics from John Carroll University.

Executive Officers and Significant Employees

The following list sets forth the names and certain biographical information regarding our executive officers and significant employees.

JOHN A. RADE, age 74, has served as a director since July 2005, as Chairman of the Board between August 2005 and January 2009, and as our President and Chief Executive Officer since August 15, 2006. Mr. Rade’s biographical background is described above under “Directors of the Corporation.”

KEVIN M. HARRIS, age 46, has served as our Chief Financial Officer since June 2003. From January 2001 to April 2003, Mr. Harris served as division controller for the middleware division of Hewlett Packard, a global technology company. From March 2000 to January 2001, Mr. Harris served as the corporate controller for Bluestone Software. From October 1998 to December 1999, Mr. Harris worked for Marketing Specialists, a food sales and marketing organization, as executive vice president of their mid-Atlantic division. Mr. Harris holds B.S. and M.B.A. degrees from Drexel University.

LAWRENCE LINDSEY, age 42, has served as I-many’s Executive Vice President of Product Operations since he joined the Company in April 2007. From September 2006 to April 2007, Mr. Lindsey served as vice president of engineering at Symantec Corporation for online platform and partner services. From September 2004 to September 2006 Mr. Lindsey was vice president of engineering for Nsite Software (now a unit of NASDAQ-traded Business Objects S.A.), with responsibility for all product strategy, development, and production operations. From September 1997 to August 2004 he held various senior management positions at Oracle Corporation, including senior director of development for the Healthcare Industry Group. Mr. Lindsey holds a B.S. in Computer Science from the University of Southern California.

ROBERT G. SCHWARTZ, JR., age 43, has served as our Vice President, General Counsel and Secretary since September 2001. Before joining I-many, Mr. Schwartz served as vice president, general counsel, secretary and a director of a venture-backed developer of strategic sourcing software; assistant general counsel of Cambridge Technology Partners, a publicly-held software integration services provider; general counsel and secretary of Astea International Inc., a publicly-held developer of customer relationship management software; and associate in Goodwin Procter LLP, a national law firm. Mr. Schwartz holds a B.A. from Amherst College and a J.D. from Harvard Law School.

A. TODD SHYTLE, age 48, has been with I-many since 1999 and has served in sales management roles since January 2004, including most recently as Senior Vice President of Sales. Prior to joining I-many, Mr. Shytle was responsible for sales and market development in the life sciences industry for Manugistics, Inc., a provider of software and services for supply chain management. He has also served in various sales roles at Johnson & Johnson, United States Surgical Corporation, and Eastman Kodak. Mr. Shytle holds an M.B.A. from the School of Business at Queens College in Charlotte, North Carolina.

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

MICHAEL T. ZUCKERMAN, age 52, has served as our Senior Vice President of Marketing since February 2007. From October 2003 through December 2006, Mr. Zuckerman served in various management roles at Immersion Corporation, a digital technology company, including most recently as Senior Vice President & General Manager of Immersion Corporation’s 3D Business Unit. From June 2000 through September 2003, Mr. Zuckerman served in various sales and marketing roles at Verity, Inc., including most recently as Verity’s Vice President of Sales for America’s West. Prior to joining Verity, Inc. Mr. Zuckerman served as Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products. Mr. Zuckerman holds a B.S. in Electrical Engineering from the University of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of reports filed by reporting persons or written representations from certain reporting persons that no Form 5 filing was required for such person, we believe that during fiscal 2008 all filings required to be made by our reporting persons were timely made in accordance with the requirements of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of it to any shareholder who requests a copy in writing at the following address:

General Counsel

I-many, Inc.

399 Thornall Street, 12th Floor

Edison, NJ 08837

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website, located at www.imany.com.

Audit Committee Matters

We have a standing audit committee, which currently consists of Messrs. Bish, Dennedy and Low. The principal functions of the audit committee are to appoint, evaluate, retain and, when necessary, terminate the engagement of our independent registered public accounting firm, to review and approve any major accounting policy changes affecting our operating results, to review the arrangements for and scope of the independent audit and the results of the audit, to pre-approve audit services and non-audit activities performed by the independent registered public accounting firm, to ensure that the registered public accounting firm is in fact independent, to establish and monitor policies to prohibit unethical, questionable or illegal activities of our employees, and to exercise all other responsibilities required of it by the Sarbanes-Oxley Act of 2002 and its enabling rules.

Our board of directors has determined that each member of the audit committee is “independent,” as that term is used in the applicable rules of the NASDAQ Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and that its members meet the financial sophistication standards set forth under the rules of the NASDAQ Stock Market. The board of directors has determined that Mr. Bish and Mr. Dennedy both qualify as “audit committee financial experts,” as that term is defined in Item 407(d)(5) of the SEC’s Regulation S-K under the Exchange Act, due to their service as chief executive officers of publicly-traded companies. The board of directors has also determined that all of its members are financially sophisticated and have an understanding of generally accepted accounting principles and financial statements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview. Our compensation policies tie executive compensation to corporate financial performance and shareholder value. Because we did not achieve our performance objectives in 2008, our executives received close to the minimum to which they were entitled. Of our five most highly compensated executive officers who were serving on December 31, 2008 (to whom we refer herein as our “named executive officers”), four earned over $100,000 less in 2008 than in 2007. We believe that is the appropriate result. Our executives received a small portion of their potential bonuses for the first half of the year and no bonuses at all for the second half. None of them exercised stock options, and, like all shareholders, they saw declines in the value of their stock options, restricted shares and unrestricted shares of common stock. After most received cost-of-living adjustments to their salaries in 2008, none of our executives received a raise for 2009. For more historical information about 2008 executive compensation, see “Summary Executive Compensation,” below.

In 2009, we will maintain the core of our 2008 compensation policies, with some adjustments of bonus targets to more closely align management incentives with the Board of Directors’ desired operational and financial results. These policies are described below.

Compensation Objectives. We seek to hire and motivate high-performing executives and reward corporate performance that benefits all stockholders. When I-many achieves its performance objectives, we aim to reward our executives with compensation above the industry average; when I-many misses its objectives, as occurred in 2008, we expect our executives to receive compensation below the industry average. In pursuing this objective, we establish executive compensation policies that reward current corporate performance while also taking into account such factors as the potential for future performance gains, whether stockholder value has been or will be enhanced, and competitive market conditions. Our compensation committee evaluates these factors for each executive on an annual basis, including consideration of the contribution made by each executive officer over the prior fiscal year. Our compensation committee has not recently used formal benchmarking to set compensation.

The compensation package for each of our executive officers includes a combination of an annual salary; a bonus plan with performance criteria that are, to the largest extent possible, quantifiable and non-discretionary; depending on the package of stock options already held by the employee, possibly an additional stock option or restricted stock grant; and standard benefits available to all full-time employees. Beginning in 2006, our compensation committee began the practice of awarding stock options to senior executives with vesting tied, at least in part, to the achievement of specific corporate performance goals, such as revenue targets, average stock price, and other milestones not necessarily related to the executive’s time of service. We have also granted shares of restricted stock during the past two years, and in the future we may use restricted stock more often as an alternative or supplement to stock options. We believe that our executive compensation provides an overall level of compensation that is competitive with companies in our industry of comparable size and complexity.

Base Salary. In determining base salaries, we take into consideration competitive market conditions in the employee’s relevant market, each individual’s role and responsibilities in the organization, and, for employees with a performance record at I-many, an evaluation of the employee’s performance in the prior year. Base salary is the only component of our executive compensation that does not vary depending on corporate or individual performance metrics. For 2008 and 2009, base salaries for our executive officers were and are determined primarily based on the compensation committee’s assessment of market compensation rates for the position, the executive’s base salary for the prior year, and the compensation committee’s subjective assessment of the executive’s contributions and expected future contributions to I-many. The compensation committee has determined not to raise base salaries for executives in 2009, based on corporate performance and general economic conditions.

Bonus. Non-equity incentive plan awards are determined by written bonus plans approved for each executive by the compensation committee during the first quarter of the year. We seek to set bonus formulae so that total salary and bonus compensation to our officers is above the median for cash compensation paid by comparable companies if our performance objectives are met, but below that of comparable companies if performance objectives are not met. The ranges of bonus opportunities reflect the individual’s specific responsibilities, experience and overall performance as well as performance of I-many during the year.

2008 Bonus Plans and Performance. In 2008 we used target-based bonus plans that sought to reward executives to the extent quantified performance objectives were met. These objectives, set forth in individual bonus plans, were tied to five strategic corporate goals, weighted differently for each executive depending on his particular role, and to individual performance goals. For 2008, the five common strategic corporate goals were quarterly and annual measurements of:

(1)	Revenue recognized according to generally accepted accounting principles, or GAAP,

(2)	Gross revenue bookings, which is the gross value of license agreements signed in a period,

(3)	Recurring revenue from subscriptions, hosting services, and maintenance and support services,

(4)	Repeat revenue, which is our revenue from professional services, and

(5)	Cash profit, which is our profit according to GAAP minus non-cash expenses such as equity compensation charges and depreciation.

In 2008, we met the recurring revenue target for the second quarter but failed to meet any of our other corporate performance objectives upon which bonuses were based. The bonus payments set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below, which are substantially reduced for 2008 in comparison with the same awards for 2007, are a result of this.

2009 Bonus Plans. For 2009, as in 2008, we are using target-based bonus plans that reward executives to the extent quantified performance objectives are met. These objectives, set forth in individual bonus plans, are tied to five strategic corporate goals that the Board of Directors wishes to encourage, weighted differently for each executive depending on his particular role, and also to individual performance goals in the case of Mr. Lindsey. For 2009, the five common strategic corporate goals are quarterly and annual measurements of:

(1)	Revenue recognized according to generally accepted accounting principles, or GAAP,

(2)	Gross revenue bookings, which is the gross value of license agreements signed in a period,

(3)	Earnings before interest, taxes, depreciation, amortization and stock charges, or EBITDAS,

(4)	Cash preservation, and

(5)	Gross profit from our professional services.

Assuming 100% attainment of targets, each executive will receive about 40% of his 2009 bonus as an annual payment at year-end, based on his individualized combination of these objective performance criteria. In addition, each executive will receive a non-refundable, quarterly advance against his annual cash bonus based on cumulative progress toward annual targets. If a quarterly target is missed and made up on a cumulative basis in a future period during the year, any previously missed advances will be paid. Annual bonuses (but not the quarterly advances) will be subject to downward adjustment for underperformance and upward adjustment for performance that exceeds targets, and are payable only if the executive remains employed by the Company through the date the award is approved by the compensation committee and included in payroll, generally in early February of the following year. Performance of less than a minimum percentage of a target (84% in the case of GAAP revenue, 38% in the case of gross revenue bookings, 51% in the case of EBITDAS, 85% in the case of cash preservation, and 90% in the case of gross profit from our professional services) results in no bonus payment for that component.

One executive, Lawrence Lindsey, our Executive Vice President of Product Operations, is eligible to receive a semi-annual cash bonus based on satisfaction of individual performance criteria based on goals of the product development organization, measured over six-month periods. Our Chief Executive Officer will determine whether Mr. Lindsey has achieved the pre-defined goals for the semi-annual, individual performance component of his bonus.

The 2009 bonuses for John A. Rade, our Chief Executive Officer; Kevin M. Harris, our Chief Financial Officer, and our three other named executive officers will be determined as follows:

Executive	Target Bonus for Attaining 100% of Goals ($)	Percentage of Total
		Individual Goals	GAAP Revenue	Gross Revenue Bookings	EBITDAS	Cash	PS Gross Profit
John A. Rade, Chief Executive Officer	$300,000	—	20%	25%	25%	25%	5%

Kevin M. Harris, Chief Financial Officer	$105,000	—	25%	20%	25%	25%	5%

Lawrence Lindsey, Executive Vice President, Product Operations	$110,000	20%	15%	20%	15%	15%	15%

A. Todd Shytle, Senior Vice President, Sales	$215,000	—	10%	60%	10%	10%	10%

Michael T. Zuckerman, Senior Vice President, Marketing	$100,000	—	15%	50%	15%	10%	10%

Stock Options and Restricted Stock. Stock options are a material element of the compensation packages of our executive officers and, to a lesser extent, other employees. The timing and size of new grants depends upon a number of factors, including the executives’ or employees’ current stock and option holdings and such other factors as the compensation committee, generally in consultation with the Chief Executive Officer, deems relevant. These grants reflect the individual’s specific responsibilities, experience and overall performance as well as the performance of I-many during the year. We seek to set option grants that will meaningfully align the executive’s financial interests with the stockholders’ interest in an increasing market price for our common stock.

CEO Compensation. The compensation committee paid Mr. Rade a base salary of $300,000 in 2007 and 2008 and has not raised his base salary for 2009. For 2008, Mr. Rade earned bonus compensation of $29,000 under his written bonus plan. This represents 9.7% attainment of his total target bonus based on Company and individual objectives. His 2009 bonus plan provides an annual target bonus of $300,000 (subject to upward adjustment for overachievement) if I-many attains 2009 performance goals described above under “Bonus.”

Mr. Rade holds stock options to purchase a total 1,537,500 shares (1,450,000 awarded in connection with his services as chief executive officer), or approximately 3% of our outstanding shares of common stock at the time of grant. These stock options were awarded to Mr. Rade in 2006 and early 2007. To date, he has not exercised any of his stock options or sold any restricted stock after vesting. The compensation committee believes this equity coverage is comparable to that granted to chief executive officers of similarly-situated public technology companies. In making these awards, our compensation committee sought to align Mr. Rade’s incentives even more closely with stockholder interests by requiring that half of the stock options he received for executive service will vest only upon the earlier of five years or the attainment of certain stock price targets (425,000 shares) and company operational milestones (300,000 shares). The stock price targets for 425,000 option shares range from $3.00 per share to $9.00 per share, as set forth in the tables below. This range of stock price targets, if attained, would represent appreciation of the value of our common stock, measured from the applicable option grant dates, of between 57% and 481%, a substantial return to our shareholders. A portion of these options vested in 2007, after the arithmetic average of the daily volume-weighted average price of our common stock over 20 consecutive trading days exceeded $3.00 per share. The operational targets for 300,000 option shares, if attained, would represent substantial improvement in company performance, including financial performance, and are designed to improve our stock price. A portion of these stock options vested in 2007 and 2008, based on attainment of specified objectives. The compensation committee believes that subjecting such a large portion of Mr. Rade’s equity-based compensation to ambitious operational and stock price goals, rather than solely time served in office, aggressively aligns the Chief Executive Officer’s compensation with the interests of stockholders.

The compensation committee has applied this philosophy of pay-for-performance to other executive equity awards in 2007 and 2008.

Due to limitations in our former stock incentive plans regarding the number of option shares that can be granted to an individual in a single calendar year, Mr. Rade received awards for an aggregate of 1,099,572 stock option shares and shares of restricted stock in 2006. In January 2007, Mr. Rade received additional stock options to purchase 409,000 shares, all with vesting tied to company performance metrics. Accordingly, half of the 1,450,000 stock options granted to Mr. Rade for his services as an executive have vested or will vest based on company performance metrics as follows:

Grant Date	Shares	Exercise Price	Performance Vesting Conditions
2/14/2006	125,000	$1.55	As long as Mr. Rade serves as a director, employee or consultant of I-many, vesting will occur only if the target stock price (defined below) equals or exceeds:

				Accelerated vesting:	Stock price appreciation from grant date:
			$3.00	31,250 shares	94% (now vested)
			$5.00	31,250 shares	223%
			$7.00	31,250 shares	352%
			$9.00	31,250 shares	481%

			In all cases, the “target stock price” will be determined based upon the arithmetic average of the daily volume-weighted average price, or VWAP, of our common stock over the prior consecutive 20 trading days.

9/1/2006	191,000	$1.91	The option will vest in full August 16, 2011. Furthermore, as long as Mr. Rade serves as either Chief Executive Officer or a director of I-many, vesting will accelerate as follows:

			If the target stock price equals or exceeds:

				Accelerated vesting:	Stock price appreciation from grant date:
			$3.00	47,750 shares	57% (now vested)
			$4.50	47,750 shares	136%
			$6.00	47,750 shares	214%
			$7.50	47,750 shares	293%

1/2/2007	109,000	$1.65	The option will vest in full August 16, 2011. Furthermore, as long as Mr. Rade serves as either Chief Executive Officer or a director of I-many, vesting will accelerate as follows:

			If the target stock price equals or exceeds:

				Accelerated vesting:	Stock price appreciation from grant date:
			$3.00	27,250 shares	82% (now vested)
			$4.50	27,250 shares	173%
			$6.00	27,250 shares	264%
			$7.50	27,250 shares	355%

1/15/2007	300,000	$1.74	The option will vest in full August 16, 2011. Furthermore, as long as Mr. Rade serves as either Chief Executive Officer or a director of I-many, vesting will accelerate, in 50,000-share increments, upon the achievement of any of six specified operational milestones. These operational milestones were established by the compensation committee to achieve a substantial increase in our value and share price, and therefore to correlate in rough terms with the established share price targets. One-third of these shares vested in 2007, and none have vested since then.

Stock Option Grant Timing Policies. Our policy is to grant employee stock options only on the first and fifteenth day of each month (or the next succeeding business day), using the closing market price of our common stock on the grant date as the option’s exercise price. The board of directors may waive this policy under specific circumstances. There were no waivers of this policy in 2008.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its chief executive officer and its other officers whose compensation is required to be disclosed to our stockholders under the Exchange Act by reason of being among our four most highly compensated officers. Compensation above $1,000,000 may be deducted if it is “performance-based compensation” within the meaning of the Code. We do not believe that the Section 162(m) limitation will have a significant impact on I-many in the near term. Nevertheless, the compensation committee reserves the right to grant compensation above the limits of Section 162(m) if it determines that doing so would be in the best interests of the stockholders.

Summary Executive Compensation

The following table sets forth the total compensation paid by us for services rendered by our named executive officers for the years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)			BONUS ($)(1)		STOCK AWARDS ($)(2)		OPTION AWARDS ($)(2)		NON-EQUITY INCENTIVE PLAN COMPEN- SATION ($)			ALL OTHER COMPEN- SATION ($)			TOTAL ($)
John A. Rade President and Chief Executive Officer	2008 2007 2006	$ $ $	300,000 300,000 238,836	(7)	$ $	— 20,000 101,250	$	— — 98,500	$ $ $	258,312 551,303 141,511	$ $	29,000 276,960 —	(3) (5)	$ $ $	51,192 40,136 18,369	(4) (6) (8)	$ $ $	638,504 1,188,399 598,466	(9)

Kevin M. Harris Chief Financial Officer (Principal Financial Officer)	2008 2007 2006	$ $ $	199,577 190,000 189,423		$	— 20,000 —	$ $ $	23,765 33,129 36,163	$ $ $	28,312 31,179 15,226	$ $ $	15,540 95,000 59,132	(3) (5) (11)	$ $ $	9,348 9,342 8,096	(10) (10) (10)	$ $ $	276,542 378,650 308,040

Lawrence Lindsey Executive Vice President, Product Operations	2008 2007	$ $	220,000 148,714	(7)		$2,173 —		$5,412 —	$ $	97,446 92,963	$ $	16,500 63,714	(3) (5)	$ $	3,046 1,523	(12) (12)	$ $	344,577 306,914

A. Todd Shytle Senior Vice President, Sales	2008 2007 2006	$ $ $	189,778 185,000 177,923		$	— 11,938 —	$ $ $	26,080 37,713 7,499	$ $ $	28,632 25,254 26,889	$ $ $	21,541 173,062 120,540	(3) (5) (11)	$ $ $	7,190 7,134 6,164	(10) (10) (10)	$ $ $	273,221 440,101 339,015

Michael T. Zuckerman Senior Vice President, Marketing	2008 2007	$ $	200,000 164,615	(7)		$500 —		$3,936 —	$ $	94,049 162,827	$ $	12,000 86,310	(3) (5)		$3,015 —	(12)	$ $	313,500 413,752

(1)	Amounts reported in this column include only awards that were either discretionary or guaranteed, not determined by pre-set performance metrics. Cash bonus awards calculated according to individual performance bonus plans, based on performance metrics, are reported in the “Non-Equity Incentive Plan Compensation” column.

(2)	In accordance with SEC rules, stock options are valued using the Black-Scholes method, regardless of vesting provisions, and both stock option and restricted stock awards are allocated to reporting periods as required by our expense recognition policies and FAS 123R. These amounts do not necessarily represent taxable income to the named executive officer, cash available to them, or even that the restricted stock or underlying stock options are or were granted or vested in the reporting period. For a discussion of the assumptions used to calculate the valuation of restricted stock and stock options, see Notes 1(r), 5(d) and 5(e) in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	Consists entirely of bonus payments under the executive’s 2008 individual bonus plan.

(4)	Consists of $24,040 in travel-related expenses for the executive’s spouse and $7,476 in related tax gross-up payments, $4,520 for supplemental life insurance premiums and $1,073 in related tax gross-up payments, $10,633 in Medicare cost reimbursements, and $3,450 in company contributions to 401(k) plan. When Mr. Rade agreed to become our CEO in 2006, he ended his retirement to assume an active role that required frequent travel across the country and abroad. Before accepting the CEO position, he asked that his spouse be permitted to travel with him at the Company’s expense, and the compensation committee agreed to this condition.

(5)	Consists entirely of bonus payments under the executive’s 2007 individual bonus plan.

(6)	Consists of $24,551 in travel-related expenses for the executive’s spouse and $7,690 in related tax gross-up payments, $4,520 for supplemental life insurance premiums, and $3,375 in company contributions to 401(k) plan.

(7)	Reflects earnings during partial first year of employment.

(8)	Consists of $12,297 in travel-related expenses for the executive’s spouse, $4,520 for supplemental life insurance premiums, and $1,552 in company contributions to 401(k) plan.

(9)	Excludes $43,937 in total compensation for Mr. Rade’s services as director before his election as Acting Chief Executive Officer in 2006.

(10)	Consists of car allowance and company contributions to 401(k) plan.

(11)	Consists entirely of bonus payments under the executive’s 2006 individual bonus plan.

(12)	Consists of company contributions to 401(k) plan.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in 2008, including (1) commitments made under written individual bonus plans, (2) stock options and (3) restricted stock granted during the fiscal year ended December 31, 2008 to each of the named executive officers. All stock options expire on the earlier of ten years from the date of grant or three months after termination of employment.

GRANTS OF PLAN-BASED AWARDS

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK (#)(3)	ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDER- LYING OPTIONS (#)	EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SH)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)
		THRES- HOLD ($)(1)	TARGET ($)	MAXIMUM ($)(2)	THRES- HOLD (#)	TARGET (#)	MAXIMUM (#)
John A. Rade	1/6/09	$97,500	$300,000	$330,000	—	—	—	—	—	—	—
Kevin M. Harris	1/6/09	$32,813	$105,000	$115,500	—	—	—	—	—	—	—
	8/1/08	—	—	—	—	—	—	10,000	—	—	$7,200
	2/1/08	—	—	—	—	25,000	—	—	25,000	$2.84	$67,255
Lawrence Lindsey	1/6/09	$49,225	$110,000	$118,800	—	—	—	—	—	—	—
	8/1/08	—	—	—	—	—	—	55,000	—	—	$39,600
	2/1/08	—	—	—	—	25,000	—	—	—	$2.84	$35,381
A. Todd Shytle	1/6/09	$91,375	$215,000	$236,500	—	—	—	—	—	—	—
	8/1/08	—	—	—	—	—	—	8,500	—	—	$6,120
	2/1/08	—	—	—	—	100,000	—	—	—	$2.84	$150,760
Michael T. Zuckerman	1/6/09	$40,000	$100,000	$110,000	—	—	—	—	—	—	—
	8/1/08	—	—	—	—	—	—	40,000	—	—	$28,800
	2/1/08	—	—	—	—	25,000	—	—	—	$2.84	$35,381

(1)	“Threshold” performance assumes that the executive attained minimum individual performance objectives, if applicable, and I-many attained the lowest level of operational performance for every component for which a bonus was payable. The bonus payment could be less than the amount shown in the “threshold” column if, for example, one or more components of the bonus were achieved but other components were not achieved. For a discussion of these separate bonus components, see “Compensation Discussion and Analysis – Bonus.”

(2)	There is no stated “maximum” to the potential bonus. For purposes of this table, the “maximum” bonus was payable upon the achievement of 110% of our annual company performance targets and 100% of individual performance targets, if applicable.

(3)	Executive is required to pay the par value per share ($0.0001) of restricted stock.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following information may be useful in understanding the data regarding 2008 compensation and awards contained in the foregoing compensation tables.

Messrs. Harris, Lindsey and Zuckerman received stock options in 2008 that will vest if the Company’s stock price exceeds $4.50 per share for a sustained period or February 1, 2012, if earlier. Mr. Shytle received a stock option in 2008 that will vest upon the attainment of certain Company revenue performance criteria. These performance-based options are listed in the table above under the caption, “Estimated Future Payouts under Equity Incentive Plan Awards.”

For a description of the 2008 and 2009 bonus plans for named executive officers, see “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning the number of unexercised stock options and unvested restricted stock held by the named executive officers as of December 31, 2008. For Mr. Rade, these amounts include awards received for services as both a named executive officer and previously as a non-employee director. The market value of unvested stock awards is based on a per share market value of $0.22, the closing price of our common stock on December 31, 2008, as reported by the NASDAQ Capital Market.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)			OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($)
NAME	EXERCISABLE	UNEXERCISABLE
John A. Rade	62,500	—		$1.70	7/5/2015	—		—
	25,000	—		$1.48	10/31/2015	—		—
	62,500	62,500	(1)	$1.55	2/17/2016	—		—
	31,250	93,750	(2)	$1.55	2/17/2016	—		—
	450,002	149,998	(3)	$1.91	9/1/2016	—		—
	47,750	143,250	(4)	$1.91	9/1/2016	—		—
	27,250	81,750	(5)	$1.65	1/2/2017	—		—
	150,000	150,000	(6)	$1.74	1/15/2017	—		—

Kevin M. Harris	—	—		—	—	40,000	(7)	$8,800
	—	—		—	—	10,000	(8)	$2,200
	50,000	—		$1.37	6/18/2013	—		—
	200,031	—		$0.22	12/10/2013	—		—
	37,500	22,500	(9)	$2.00	8/4/2016	—		—
	—	50,000	(10)	$2.84	2/4/2018	—		—

Lawrence Lindsey	—	—		—	—	55,000	(8)	$12,100
	50,000	150,000	(11)	$1.96	4/17/2017	—		—
	125,000	25,000	(12)	$1.96	4/17/2017	—		—
	—	25,000	(10)	$2.84	2/4/2018	—		—

A. Todd Shytle	—	—		—	—	20,000	(13)	$4,400
	—	—		—	—	8,500	(8)	$1,870
	31,250	—		$1.516	1/27/2009	—		—
	40,000	—		$14.00	1/22/2011	—		—
	28,500	—		$1.96	9/27/2011	—		—
	12,000	—		$8.89	1/7/2012	—		—
	20,000	—		$1.10	10/10/2012	—		—
	45,000	—		$1.49	1/2/2013	—		—
	29,430	—		$0.27	12/22/2013	—		—
	30,000	—		$0.99	7/22/2014	—		—
	10,000	—		$1.55	1/3/2015	—		—
	37,500	12,500	(14)	$1.65	5/2/2015	—		—
	375	125	(15)	$1.70	7/1/2015	—		—
	15,625	9,375	(16)	$2.00	8/4/2016	—		—
	—	100,000	(17)	$2.84	2/4/2018	—		—

Michael T. Zuckerman	—	—		—	—	40,000	(8)	$8,800
	109,375	140,625	(18)	$1.85	3/1/2017	—		—
	50,000	50,000	(19)	$1.85	3/1/2017	—		—
	—	25,000	(10)	$2.84	2/4/2018	—		—

(1)	Remaining unvested stock option shares vested or will vest in equal parts on February 16, 2009 and February 16, 2010.

(2)	Remaining unvested stock option shares will vest only on attainment of company operational milestones. See “Compensation Discussion and Analysis – CEO Compensation.”

(3)	Remaining unvested stock option shares vested or will vest in equal parts on February 16, 2009 and quarterly thereafter until August 16, 2009.

(4)	Remaining unvested stock option shares will vest on September 4, 2011, subject to acceleration for attainment of company operational milestones.

(5)	Remaining unvested stock option shares will vest on January 2, 2012, subject to acceleration for attainment of company operational milestones.

(6)	Remaining unvested stock option shares will vest on January 15, 2012, subject to acceleration for attainment of company operational milestones.

(7)	Remaining shares vested or will vest in equal parts on January 10, 2009 and January 10, 2010.

(8)	Remaining shares will vest in equal parts on August 1, 2009 and August 1, 2010.

(9)	Stock option shares vested 25% on August 4, 2007, and the remainder vested or will vest in quarterly increments of 6.25% over the subsequent three years.

(10)	Stock option shares vested 25% on February 4, 2008, and the remainder vested or will vest in quarterly increments of 6.25% over the subsequent three years.

(11)	Stock option shares vested 25% on March 17, 2008, and the remainder vested or will vest in quarterly increments of 6.25% over the subsequent three years.

(12)	Remaining unvested stock option shares will vest on March 17, 2012, subject to acceleration for attainment of company operational milestones.

(13)	Remaining unvested restricted stock vested on January 1, 2009.

(14)	Remaining unvested stock option shares will vest on May 2, 2009.

(15)	Remaining unvested stock option shares will vest on July 1, 2009.

(16)	Stock option shares vested 25% on August 4, 2007, and the remainder vested or will vest in quarterly increments of 6.25% over the subsequent three years.

(17)	Remaining unvested stock option shares will vest on February 4, 2013, subject to acceleration for attainment of company operational milestones.

(18)	Stock option shares vested 25% on March 1, 2008, and the remainder will vest in quarterly increments of 6.25% over the subsequent three years.

(19)	Remaining unvested stock option shares will vest on March 1, 2012, subject to acceleration for attainment of company operational milestones.

Option Exercises and Stock Vested

The following table provides information concerning the exercise of options to purchase common stock and the vesting of restricted stock held by our named executive officers during fiscal 2008.

OPTION EXERCISES AND STOCK VESTED

NAME	Option Awards		Stock Awards
	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)
John A. Rade	—	—	—	—
Kevin M. Harris	—	—	27,500	$85,050
Lawrence Lindsey	—	—	—	—
A. Todd Shytle	—	—	—	—
Michael T. Zuckerman	—	—	—	—

Potential Payments Upon Termination or Change in Control

Other than as noted below, each of our named executive officers has entered into an agreement with us which provides severance benefits equal to (a) six months of his base salary and certain medical benefits if his employment is terminated by us or if he resigns after the conditions of his employment are materially reduced, other than for cause, and (b) a lump sum payment equal to six months of his base salary if a change in control of I-many occurs during his employment. The medical benefits provided during the severance period (extended to 12 months if employment is terminated within a year after a change of control of the Company) are limited to cash reimbursement of the excess cost for the executive to purchase health insurance from us under the Consolidated Omnibus Budget Reconciliation Act of 1985, referred to as COBRA, above the cost the executive would have paid for such insurance as an employee. The salary and medical benefits for employment termination would be paid over time in our normal payroll cycle. In addition, other than as described below for Mr. Rade, upon a change in control of I-many during the executive’s employment, 100% of the executive’s then unvested stock options and, if applicable, restricted stock will vest. The salary and medical benefits, which are subject in each case to the executive’s signing a release of all legal claims against us, are collectively referred to as the “core severance benefits.” The lump sum payment and vesting acceleration upon a change of control are collectively referred to as the “change of control benefits.”

John A. Rade. Pursuant to an employment agreement entered into with Mr. Rade in January 2007 and amended in March 2009, Mr. Rade is entitled to written notification 90 days in advance of any termination of his employment by us, other than for cause, in addition to the core severance benefits and change of control benefits under the conditions described above for all named executive officers, except that the vesting of Mr. Rade’s stock option awards with vesting conditions tied to market stock prices would not automatically accelerate upon a change of control. Provided that Mr. Rade remains on our board of directors or serves as a consultant to the Company after termination of his services as Chief Executive Officer, his stock options would remain exercisable and his stock options (1) granted before February 15, 2006 for his services as a non-employee Director (87,500 shares), (2) granted February 17, 2006 (250,000 shares), and (3) granted on September 1, 2006, January 2, 2007 and January 15, 2007 with vesting terms tied to company performance (600,000 shares) would continue to vest. Vesting of the remaining option shares granted on September 1, 2006 (600,000 shares) would discontinue when Mr. Rade’s service as Chief Executive Officer ends.

Kevin M. Harris. In March 2009, we entered into a severance agreement with Mr. Harris, which superseded his prior employment agreement. Under this agreement, Mr. Harris is entitled to the core severance benefits and the change of control benefits, except that he would be entitled to a total of 12 months of his base salary and certain medical benefits if his employment is terminated by us or if he resigns after the conditions of his employment are materially reduced, other than for cause, and a total of 9 months of his base salary and 12 months of certain medical benefits if this occurs following a change of control of the Company.

Lawrence Lindsey. In June 2008, we entered into a severance agreement with Mr. Lindsey. Under this agreement, which was amended in March 2009, he is entitled to the core severance benefits and change of control benefits under the conditions described above for all named executive officers.

A. Todd Shytle. In December 2006, we entered into a severance agreement with Mr. Shytle. Under this agreement, which was amended in March 2009, he is entitled to the core severance benefits and change of control benefits under the conditions described above for all named executive officers.

Michael T. Zuckerman. In March 2007, we entered into a severance agreement with Mr. Zuckerman. Under this agreement, which was amended in March 2009, he is entitled to the core severance benefits and change of control benefits under the conditions described above for all named executive officers.

As required by the rules of the SEC, the following table provides an estimate of the total value of severance benefits (in excess of payments otherwise required by law, such as accrued vacation and the earned portion of an executive bonus) that would have been payable to each named executive officer if his employment had been terminated without cause on December 31, 2008 (assuming, solely for the purposes of this chart, the retroactive effectiveness of the amendments entered into in March 2009):

POTENTIAL PAYMENTS UNDER SEVERANCE AGREEMENTS

Name		Salary Continuation	Medical Insurance Reimbursement	Total
John A. Rade	Without Change in Control	$150,000	$5,661	$155,661
	After Change in Control	$150,000	$11,322	$161,332
Kevin M. Harris	Without Change in Control	$200,000	$14,834	$214,834
	After Change in Control	$150,000	$14,834	$164,834
Lawrence Lindsey	Without Change in Control	$110,000	$4,388	$114,388
	After Change in Control	$110,000	$8,776	$118,776
A. Todd Shytle	Without Change in Control	$95,000	$7,036	$102,036
	After Change in Control	$95,000	$14,072	$109,072
Michael T. Zuckerman	Without Change in Control	$100,000	$7,417	$107,417
	After Change in Control	$100,000	$14,834	$114,834

As required by the rules of the SEC, the following table provides an estimate of the total value of lump sum benefits, before deductions for taxes, that would have been payable to each named executive officer following a change of control of I-many on December 31, 2008 (assuming, solely for the purposes of this chart, the retroactive effectiveness of the amendments entered into in March 2009):

Name	Change of Control Payment	Accelerated Stock Options(1)	Accelerated Restricted Stock(2)	Total
John A. Rade	$150,000	—	—	$150,000
Kevin M. Harris	$100,000	—	$11,000	$111,000
Lawrence Lindsey	$110,000	—	$12,100	$122,100
A. Todd Shytle	$95,000	—	$6,270	$101,270
Michael T. Zuckerman	$100,000	—	$8,800	$108,800

(1)	Calculated by multiplying (i) the number of option shares vesting as a result of the hypothetical termination by (ii) the difference between $0.22, the market value of our common stock on December 31, 2008, and the exercise price of the stock option (if less than $0.22).

(2)	Calculated by multiplying (i) the number of shares of restricted stock vesting as a result of the hypothetical termination by (ii) $0.22, the market value of our common stock on December 31, 2008.

Director Compensation

The following table provides summary information concerning the compensation of our directors during fiscal 2008, excluding compensation received by directors for services in executive capacities.

DIRECTOR COMPENSATION

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)	OPTION AWARDS ($)(1)		TOTAL ($)
Reynolds C. Bish	$10,000	$12,220	$32,594	(2)	$54,814
James H. Dennedy	$10,000	—	$25,576	(3)	$35,576
Steven L. Fingerhood	$10,000	$12,220	$37,485	(4)	$59,705
Murray B. Low	$10,000	$12,220	$25,119	(5)	$47,339
Mark R. Mitchell	$10,000	$12,220	$37,485	(6)	$59,705
Karl E. Newkirk	$10,000	$12,220	$25,119	(7)	$47,339
John A. Rade (8)	—	—	—		—

(1)	In accordance with SEC rules, stock options are valued using the Black-Scholes method, regardless of vesting provisions, and allocated to reporting periods as required by our expense recognition policies and FAS 123R. These amounts do not necessarily represent taxable income to directors, cash available to them, or even that the underlying stock options are or were granted, vested or exercisable in the reporting period. For a discussion of the assumptions used to calculate the valuation of restricted stock and stock options, see Notes 1(r), 5(d) and 5(e) in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	The aggregate grant-date fair value of option awards granted in 2008 for services as a director was $13,282. At December 31, 2008, Mr. Bish held the following options and stock awarded to him by us: 7,272 shares of unrestricted stock (granted as restricted, now vested), 3,871 shares of restricted common stock and stock options to purchase a total of 137,500 shares of common stock.

(3)	The aggregate grant-date fair value of option awards granted to Mr. Dennedy in 2008 for services as a director was $88,024. At December 31, 2008, Mr. Dennedy held stock options to purchase a total of 87,500 shares of common stock.

(4)	The aggregate grant-date fair value of option awards granted in 2008 for services as a director was $13,282. At December 31, 2008, Mr. Fingerhood and affiliated entities held the following options and stock awarded to him by us: 15,844 shares of unrestricted stock (granted as restricted, now vested), 3,871 shares of restricted common stock, and stock options to purchase a total of 162,500 shares of common stock.

(5)	The aggregate grant-date fair value of option awards granted in 2008 for services as a director was $13,282. At December 31, 2008, Mr. Low held the following options and stock awarded to him by us: 41,249 shares of unrestricted stock (granted as restricted, now vested), 3,871 shares of restricted common stock, and stock options to purchase a total of 262,500 shares of common stock.

(6)	The aggregate grant-date fair value of option awards granted in 2008 for services as a director was $13,282. At December 31, 2008, Mr. Mitchell held the following options and stock awarded to him by us: 15,844 shares of unrestricted stock (granted as restricted, now vested), 3,871 shares of restricted common stock, and stock options to purchase a total of 162,500 shares of common stock.

(7)	The aggregate grant-date fair value of option awards granted in 2008 for services as a director was $13,282. At December 31, 2008, Mr. Newkirk held the following options and stock awarded to him by us: 41,249 shares of unrestricted stock (granted as restricted, now vested), 3,871 shares of restricted common stock, and stock options to purchase a total of 237,500 shares of common stock.

(8)	Mr. Rade received no compensation in 2008 for services as a director. At December 31, 2008, Mr. Rade held the following options and stock awarded to him by us: 8,572 shares of common stock (awarded in 2006 as restricted stock solely for his services as a director), and stock options to purchase a total of 1,537,500 shares of common stock (including 87,500 shares awarded in 2005 solely for his services as a director).

Our non-employee directors receive the following compensation in a combination of cash, stock options and restricted stock:

•	a $2,500 retainer per calendar quarter in cash;

•

a one-time grant of an option to purchase 62,500 shares of common stock, granted on the date of election to our board of directors (vesting in three equal annual installments beginning on the first anniversary of the option grant date). The exercise price of all options will be the fair market value of our common stock on the date of grant, and the term of each option may not exceed ten years;

•

an option to purchase 25,000 shares of common stock, granted on the date of each annual meeting of stockholders (vesting in three equal annual installments beginning on the first anniversary of the option grant date). The exercise price of all options will be the fair market value of our common stock on the date of grant, and the term of each option may not exceed ten years; and

•

a grant of restricted stock on each January 2 (or the next business day if January 2 is a company holiday or falls on a weekend) on which such person is a member of our board, which we may repurchase for par value if the director’s service ends before the grant vests. These shares vest if the director remains in our service through the announcement of full-year financial results for the year of grant (that is, approximately 13 months later). The number of shares granted is determined by dividing $12,000 by the closing market price of our common stock on the last trading day before the grant date. For 2009, due to the low market price of the Company’s common stock, the compensation committee awarded half this amount ($6,000) in the form of restricted stock on February 1, 2009, resulting in an award of 15,384 shares to each member.

Compensation Committee Report

The compensation committee of our board of directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on its review and discussion, has recommended to the board of directors that the report be included in this Amendment No. 1.

By the Compensation Committee:

Steven L. Fingerhood

Mark R. Mitchell

Karl E. Newkirk

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are presently Messrs. Fingerhood, Mitchell and Newkirk. No member of the compensation committee was at any time during the fiscal year ended December 31, 2008 an officer or employee of I-many, nor has any member of the compensation committee had any relationship with I-many requiring disclosure under Item 404 of Regulation S-K the Exchange Act.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of I-many or member of our compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning beneficial ownership of our outstanding common stock as of April 27, 2009 by each shareholder that we know is the beneficial owner of more than 5% of our common stock; each of our directors; our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers during the past year; and all directors and executive officers as a group.

Information with respect to “beneficial ownership” shown in the table below is based on information supplied by the respective beneficial owners. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned by a particular beneficial owner, the shares of common stock deemed outstanding include 53,843,938 shares outstanding as of April 27, 2009 plus all common stock issuable on exercise of vested stock options (whether or not in-the-money) within 60 days of that date, which we refer to as presently exercisable options, common stock issuable on exercise of warrants (whether or not in-the-money), and common stock issuable upon conversion of convertible debt, in each case held by the beneficial owner. Presently exercisable options, warrants and convertible debt are deemed to be outstanding and to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each beneficial owner is c/o I-many, Inc., 399 Thornall Street, 12th Floor, Edison, NJ 08837.

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED
Five Percent Owners:
Ramius LLC (1) 599 Lexington Avenue, 20th Floor New York, NY 10022	8,921,021	16.3%

Diker Management, L.L.C. (2) 745 Fifth Ave., Suite 1409 New York, NY 10151	7,120,199	13.2%

ZF Partners, LP (3) One Ferry Building, Suite 255 San Francisco, CA 94111	5,302,789	9.8%

Gagnon Securities LLC (4) 1370 Avenue of the Americas Suite 2400 New York, NY 10019	4,898,442	8.9%

Ironwood Investment Management, LLC (5) 21 Custom House Street, Suite 240 Boston, MA 02110	2,725,460	5.1%

Non-Employee Directors:
Reynolds C. Bish (6)	159,028	*
James H. Dennedy (7)	44,553	*
Steven L. Fingerhood (8)	5,440,290	9.9%
Murray B. Low (9)	304,921	*
Mark R. Mitchell (10)	222,600	*
Karl E. Newkirk (11)	323,005	*

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED
Named Executive Officers:
John A. Rade (12)	1,065,772	1.8%
Kevin M. Harris (13)	357,931	*
Lawrence Lindsey (14)	321,000	*
A. Todd Shytle (15)	332,555	*
Michael T. Zuckerman (16)	415,336	*
All executive officers and directors as a group (12 people) (17)	9,274,223	16.2%

* Indicates less than one percent of the outstanding common stock.

1.	Ramius LLC (“Ramius”) is (a) the investment manager of each of RCG Ambrose Master Fund, Ltd. (“Ambrose”), RCG Halifax Fund, Ltd. (“Halifax”), RCG Enterprise, Ltd (“Enterprise”), and Portside Growth and Opportunity Fund (“Portside”), and (b) the sole member of RCG Starboard Advisors, LLC, which is the investment manager of Starboard Value and Opportunity Master Fund, Ltd. (“Starboard I”) and the managing member of each of Starboard Value and Opportunity Fund, LLC (“Starboard II”) and Parche, LLC (“Parche”). As a result, Ramius may be deemed the beneficial owner of (i) 2,841,324 shares of common stock owned by Ambrose, (ii) 478,101 shares of common stock owned by Halifax, (iii) 817,696 shares of common stock owned by Enterprise, (iv) 768,879 shares of common stock owned by Portside (assuming the conversion of senior convertible notes held by Portside), (v) 1,688,920 shares of common stock owned by Starboard I (including 645,858 shares issuable upon the conversion of senior convertible notes held by Starboard I), (vi) 1,683,698 shares of common stock owned by Starboard II, and (vii) 642,403 shares of common stock owned by Parche (including 123,021 shares issuable upon the conversion of senior convertible notes held by Parche). Ramius disclaims beneficial ownership of the shares of common stock held by the above-referenced entities. C4S & Co., L.L.C. (“C4S”) is the sole managing member of Ramius and consequently may be considered the beneficial owner of any shares deemed to be beneficially owned by Ramius. C4S disclaims beneficial ownership of these shares. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S and consequently may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius. Messrs. Cohen, Stark, Strauss and Solomon disclaim beneficial ownership of these shares. Excludes shares owned directly by Mark R. Mitchell (see Note 10).

2.	Reported by the investor on Schedule 13G/A filed with the SEC on February 17, 2009. Consists of shares for which the investor claims shared voting and dispositive power as the investment manager of Diker GP, LLC, a Delaware limited liability company (“Diker GP”), as the general partner to the Delaware limited partnership the Diker Value Tech Fund, LP (“VT”), Diker Value Tech QP Fund, LP (“VTQP”), Diker Micro-Value Fund, LP (“MV”), the Diker Micro-Value QP Fund, LP (“MVQP”), Diker Micro & Small Cap Fund LP (“MS”) and Diker M&S Cap Master Ltd (“MSCM”) with respect to the Stock directly owned by VT, VTQP, MV, MVQP, MS and MSCM, and the investment adviser of separately managed accounts.

3.	Reported by the investor on Form 4 filed with the SEC on February 4, 2009. Voting and dispositive power of all shares is shared with ZF Ventures, LLC and SLF Partners, LLC. Includes warrants to purchase 378,778 shares of common stock. See Note 8.

4.	Reported by the investor on Schedule 13G filed with the SEC on April 18, 2009. Includes warrants to purchase 299,998 shares of common stock issued in 2006 and 439,882 shares of common stock issuable upon conversion of convertible notes issued December 31, 2007.

5.	Reported by the investor on Schedule 13G/A filed with the SEC on February 13, 2009.

6.	Consists of (a) 112,501 shares issuable upon exercise of presently-exercisable options and (b) 46,527 shares of common stock, including 15,384 shares of unvested restricted common stock.

7.	Consists of (a) 29,168 shares issuable upon exercise of presently-exercisable options and (b) 15,384 shares of unvested restricted common stock.

8.	Consists of (a) 137,501 shares issuable upon exercise of presently-exercisable options, (b) 15,384 shares of unvested restricted common stock held by ZF Ventures, LLC, of which Mr. Fingerhood is a manager, (c) 4,908,627 shares held by ZF Partners, LP, and (d) warrants to purchase 378,778 shares of common stock, held by ZF Partners, LP. See Note 3.

9.	Consists of (a) 237,501 shares issuable upon exercise of presently-exercisable options and (b) 67,420 shares of common stock, including 15,384 shares of unvested restricted common stock.

10.	Consists of (a) 137,501 shares issuable upon exercise of presently-exercisable options and (b) 85,099 shares of common stock, including 15,384 shares of unvested restricted common stock. Mr. Mitchell disclaims beneficial ownership of the shares held by Ramius LLC (see Note 1), in which he is a Partner.

11.	Consists of (a) 212,501 shares issuable upon exercise of presently-exercisable options and (b) 110,504 shares of common stock, including 15,384 shares of unvested restricted common stock.

12.	Consists of (a) 987,500 shares issuable upon exercise of presently-exercisable options and (b) 78,272 shares of common stock, including 2,000 shares of common stock held by Mr. Rade’s spouse.

13.	Consists of (a) 280,031 shares issuable upon exercise of presently-exercisable options and (b) 77,900 shares of common stock, including 30,000 shares of unvested restricted common stock.

14.	Consists of (a) 225,000 shares issuable upon exercise of presently-exercisable options and (b) 96,000 shares of common stock, including 55,000 shares of unrestricted common stock.

15.	Consists of (a) 284,055 shares issuable upon exercise of presently-exercisable options and (b) 48,500 shares of common stock, including 8,500 shares of unvested restricted common stock.

16.	Consists of (a) 190,625 shares issuable upon exercise of presently-exercisable options and (b) 224,711 shares of common stock, including 40,000 shares of unvested restricted common stock.

17.	Consists of (a) 3,076,263 shares issuable upon exercise of presently-exercisable options, (b) 378,778 shares issuable upon exercise of warrants, and (c) 5,799,183 shares of common stock, including 263,304 shares of unvested restricted common stock.

The following table provides information as of December 31, 2008 about our common stock that may be issued to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	7,273,963	$2.12	1,551,273
Equity compensation plans not approved by security holders (2)	156,322	$1.59	774,780

Total	7,430,285	$2.11	2,326,053

(1)	Excludes securities reflected in the column captioned, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	Our 2001 Employee Stock Option Plan, which provides for the issuance of stock option awards to employees who are not executive officers, has not been approved by our stockholders. This plan permits stock option awards (but no other forms of grant) for up to 1,000,000 shares of our common stock, provided that officers and directors may not receive options for more than 25,000 shares in the aggregate under this plan. Option awards under this plan are treated as non-qualified options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions or series of similar transactions during 2008 or any currently proposed transactions to which I-many was a party, in which the amount involved exceeded $120,000 and which involved any director, executive officer or 5% stockholder of I-many, or any member of the immediate family of any of those persons.

In March 2007, our board of directors approved a written policy for the review and approval of transactions exceeding $25,000 in value, to which I-many is a party and in which any of our executive officers, directors, holders of more than five percent of our outstanding common stock, or their immediate family members have a material interest. We refer to these transactions as related person transactions. Any proposed related person transaction, with limited exceptions, must be reported to our General Counsel and reviewed and approved by the audit committee of our board of directors, in advance whenever practicable. If our General Counsel determines that advance approval is not practicable, the audit committee will review and, in its discretion, may ratify the related person transaction at its next meeting. Depending on circumstances, the audit committee will consider the nature of the person’s interest in the transaction, the value of the transaction, whether the transaction is to be undertaken in the ordinary course of our business, whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party, the potential benefits to us and other factors. The audit committee may approve or ratify the related person transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of I-many. In 2008, no related person transactions came to our attention.

Our board of directors has determined that each of its members except Mr. Rade is “independent,” as that term is used in Item 407(a) of the SEC’s Regulation S-K under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

BDO Seidman, LLP, our independent registered public accounting firm, billed us an aggregate of (a) $613,000 in fees for professional services rendered by such firm in connection with the audit of our financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2008 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2008, and (b) $611,000 in fees for professional services rendered by such firm in connection with the audit of our financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2007 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2007.

Audit-Related Fees

In 2008, BDO Seidman, LLP billed us (a) $21,000 in fees in connection with the audit of our 401(k) Retirement Plan for the fiscal year ended December 31, 2008; (b) $40,000 in fees in connection with financial statements contained in our Current Reports on Form 8-K relating to our acquisitions of Edge Dynamics, Inc. and certain assets of Global Healthcare Exchange LLC; and (c) $12,000 in fees in connection with our registration statement on Form S-8. In 2007, BDO Seidman, LLP billed us (a) $21,000 in fees in connection with the audit of our 401(k) Retirement Plan for the fiscal year ended December 31, 2008 and (b) $20,000 in fees in connection with our registration statement on Form S-3.

Tax Fees

BDO Seidman, LLP billed us an aggregate of $59,000 in fees for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2008 and $74,000 in fees for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2007.

All Other Fees

None.

Pre-Approval Policies and Procedures

Pursuant to policies approved by the audit committee, we may not engage our independent registered public accounting firm to render any service unless the service is approved in advance by the audit committee or the services fall into any of the following categories:

•

The chairman of the audit committee may pre-approve any such audit or non-audit service; provided that the chairman is required to report on such approval at the next regularly scheduled meeting of the audit committee.

•

From time to time, the audit committee may pre-approve services that are expected to be provided to us by the independent registered public accounting firm during the next 12 months. At the time such pre-approval is granted, the audit committee shall:

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

•

At each regularly scheduled meeting of the audit committee, management or the independent registered public accounting firm shall report to the audit committee regarding each service actually provided to us pursuant to this paragraph.

During 2008, none of the foregoing audit and audit-related services were approved by the audit committee pursuant to 17 C.F.R. 210.2-01(c)(7)(i)(C).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

1.	The financial statements are included in the original filing on Form 10-K.

2.	Exhibits required to be filed by Item 601 of Regulation S-K. The information called for by this paragraph is contained in the Exhibit Index of this report, which is incorporated by reference.

(b) EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Asset Purchase Agreement by and among the Registrant, Global Healthcare Exchange, LLC and Global Healthcare Exchange, Inc. dated January 5, 2008

2.2(2)	Agreement and Plan of Merger by and among the Registrant, I-many Demand Corp., Edge Dynamics, Inc. and Paul Holland as Stockholders’ Representative dated May 2, 2008

3.1(3)	Amended and Restated Certificate of Incorporation

3.2(4)	Amended and Restated Bylaws

4.1(3)	Specimen certificate for shares of common stock

4.2(2)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1)

4.3(5)	Form of Convertible Note dated December 31, 2007

10.1(3)*	1994 Stock Plan

10.2(3)*	1997 Stock Option/Incentive Plan

10.3(3)*	2000 Stock Incentive Plan

10.4(3)*	2000 Non-Employee Director Stock Option Plan

10.5(6)*	2001 Stock Incentive Plan

10.6(7)*	2001 Employee Stock Plan

10.7(8)*	2003 Stock Incentive Plan

10.8(9)*	2008 Stock Incentive Plan

10.9(10)*	Employment Agreement, dated January 15, 2007, between Registrant and John A. Rade

10.10*[a]	Amendment to Employment Agreement between the Registrant and John A. Rade, dated March 4, 2009

10.11*[a]	Severance Agreement, dated March 6, 2009, between Registrant and Kevin M. Harris.

10.12(11)*	Severance Agreement between the Registrant and Lawrence Lindsey dated June 4, 2008

10.13*[a]	Amendment to Severance Agreement between the Registrant and Lawrence Lindsey, dated March 4, 2009

10.14(4)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.15*[a]	Amendment to Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated March 3, 2009

10.16(12)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.17*[a]	Amendment to Severance Agreement between the Registrant and A. Todd Shytle, dated March 4, 2009

EXHIBIT NO.	DESCRIPTION
10.18(13)*	Severance Agreement between the Registrant and Michael Zuckerman dated March 8, 2007

10.19*[a]	Amendment to Severance Agreement between the Registrant and Michael Zuckerman, dated March 4, 2009

10.20(14)	Form of Warrant Agreement, dated November 1, 2006

14.1(15)	Amended and Restated I-many, Inc. Code of Business Conduct and Ethics

21.1[a]	Subsidiaries of the Registrant

23.1[a]	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

24.1[a]	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[a]	Sarbanes-Oxley Act of 2002 Section 906 Certifications

99.1[a]	Audit Committee Charter

*	Management contract or compensatory plan or arrangement

[a]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, to which this amendment applies.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2008

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007

(6)	Incorporated by reference to the Registrant’s 2001 Proxy Statement, filed with the SEC on April 25, 2001

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)	Incorporated by reference to the Registrant’s 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to Appendix B to the registrant’s 2008 Proxy Statement, filed with the SEC on April 17, 2008

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 5, 2008

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

I-MANY, INC.

By:	/S/ JOHN A. RADE
John A. Rade Chief Executive Officer and President

Date: April 28, 2009

/S/ KEVIN M. HARRIS
Kevin M. Harris Chief Financial Officer and Treasurer

Date: April 28, 2009

EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Asset Purchase Agreement by and among the Registrant, Global Healthcare Exchange, LLC and Global Healthcare Exchange, Inc. dated January 5, 2008

2.2(2)	Agreement and Plan of Merger by and among the Registrant, I-many Demand Corp., Edge Dynamics, Inc. and Paul Holland as Stockholders’ Representative dated May 2, 2008

3.1(3)	Amended and Restated Certificate of Incorporation

3.2(4)	Amended and Restated Bylaws

4.1(3)	Specimen certificate for shares of common stock

4.2(2)	Description of capital stock (contained in the Certificate of Incorporation filed as Exhibit 3.1)

4.3(5)	Form of Convertible Note dated December 31, 2007

10.1(3)*	1994 Stock Plan

10.2(3)*	1997 Stock Option/Incentive Plan

10.3(3)*	2000 Stock Incentive Plan

10.4(3)*	2000 Non-Employee Director Stock Option Plan

10.5(6)*	2001 Stock Incentive Plan

10.6(7)*	2001 Employee Stock Plan

10.7(8)*	2003 Stock Incentive Plan

10.8(9)*	2008 Stock Incentive Plan

10.9(10)*	Employment Agreement, dated January 15, 2007, between Registrant and John A. Rade

10.10*[a]	Amendment to Employment Agreement between the Registrant and John A. Rade, dated March 4, 2009

10.11*[a]	Severance Agreement, dated March 6, 2009, between Registrant and Kevin M. Harris.

10.12(11)*	Severance Agreement between the Registrant and Lawrence Lindsey dated June 4, 2008

10.13*[a]	Amendment to Severance Agreement between the Registrant and Lawrence Lindsey, dated March 4, 2009

10.14(4)*	Amended and Restated Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated February 8, 2007

10.15*[a]	Amendment to Severance Agreement between the Registrant and Robert G. Schwartz, Jr., dated March 3, 2009

10.16(12)*	Severance Agreement between the Registrant and A. Todd Shytle, dated December 5, 2006

10.17*[a]	Amendment to Severance Agreement between the Registrant and A. Todd Shytle, dated March 4, 2009

10.18(13)*	Severance Agreement between the Registrant and Michael Zuckerman dated March 8, 2007

10.19*[a]	Amendment to Severance Agreement between the Registrant and Michael Zuckerman, dated March 4, 2009

10.20(14)	Form of Warrant Agreement, dated November 1, 2006

EXHIBIT NO.	DESCRIPTION
14.1(15)	Amended and Restated I-many, Inc. Code of Business Conduct and Ethics

21.1[a]	Subsidiaries of the Registrant

23.1[a]	Consent of BDO Seidman LLP, Independent Registered Public Accounting firm

24.1[a]	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[a]	Sarbanes-Oxley Act of 2002 Section 906 Certifications

99.1[a]	Audit Committee Charter

*	Management contract or compensatory plan or arrangement

[a]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, to which this amendment applies.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2008

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-32346) originally filed with the SEC on March 13, 2000

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2007

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007

(6)	Incorporated by reference to the Registrant’s 2001 Proxy Statement, filed with the SEC on April 25, 2001

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)	Incorporated by reference to the Registrant’s 2003 Proxy Statement, filed with the SEC on April 30, 2003

(9)	Incorporated by reference to Appendix B to the registrant’s 2008 Proxy Statement, filed with the SEC on April 17, 2008

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2007

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 5, 2008

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2006

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2006

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008