Form 10-Q
period 2009-03-31
I MANY INC
filed 2009-05-11
CIK 1104017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 5, 2009, 53,829,295 shares of the registrant’s common stock, $.0001 par value, were issued and outstanding.

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

I-MANY, INC.

FORM 10-Q

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

I-MANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related amounts)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$9,094	$9,342
Restricted cash	—	80
Accounts receivable, net of allowance	6,253	6,092
Prepaid expenses and other current assets	499	500

Total current assets	15,846	16,014
Property and equipment, net	1,732	1,964
Restricted cash	195	199
Deferred charges and other assets	978	1,053
Acquired intangible assets, net	2,012	2,175
Goodwill	9,953	9,822

Total assets	$30,716	$31,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,212	$1,876
Accrued expenses	3,903	4,714
Current portion of deferred revenue	14,163	14,421
Current portion of capital lease obligations	354	418

Total current liabilities	19,632	21,429

Convertible notes payable	17,000	17,000
Deferred revenue, net of current portion	998	757
Capital lease obligations, net of current portion	135	193
Other long-term liabilities	493	553

Total liabilities	38,258	39,932

Stockholders’ deficit:
Undesignated preferred stock, $.01 par value
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.0001 par value—
Authorized—100,000,000 shares
Issued and outstanding—53,843,933 and 53,759,888 shares at March 31, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	167,313	166,919
Accumulated other comprehensive loss	(60)	(30)
Accumulated deficit	(174,800)	(175,599)

Total stockholders’ deficit	(7,542)	(8,705)

Total liabilities and stockholders’ deficit	$30,716	$31,227

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Net revenues:
Recurring	$5,098	$4,916
Services	2,911	2,242
License	1,909	205

Total net revenues	9,918	7,363

Operating expenses:
Cost of recurring revenue (1)	1,400	1,566
Cost of services revenue (1)	2,162	2,381
Cost of third-party technology	31	9
Amortization of acquired intangible assets	163	56
Sales and marketing (1)	1,275	2,398
Research and development (1)	2,040	3,656
General and administrative (1)	1,350	1,532
Depreciation	279	229
In-process research and development	—	760
Restructuring and other charges	37	13

Total operating expenses	8,737	12,600

Income (loss) from operations	1,181	(5,237)

Interest expense	(387)	(394)
Other income, net	5	189

Net income (loss)	$799	$(5,442)

Net income (loss) per common share
Basic	$0.02	$(0.10)

Diluted	$0.02	$(0.10)

Weighted average shares outstanding
Basic	52,951	52,327
Diluted	53,054	52,327

(1) Stock-based compensation amounts included above:
Cost of recurring revenue	$30	$22
Cost of services revenue	55	127
Sales and marketing	74	100
Research and development	65	92
General and administrative	170	180

See notes to condensed consolidated financial statements.

I-MANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$799	$(5,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	285
In-process research and development	—	760
Restructuring and other charges	37	13
Stock-based compensation expenses	394	521
Amortization of debt issuance costs	97	88
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	84	80
Accounts receivable	(295)	1,810
Prepaid expense and other current assets	1	(461)
Accounts payable	(664)	(577)
Accrued expenses and other liabilities	(909)	(1,856)
Deferred revenue	(17)	(590)
Deferred rent	(21)	(5)
Other assets	(22)	(1)

Net cash used in operating activities	(74)	(5,375)

Cash Flows from Investing Activities:
Purchases of property and equipment	(52)	(218)
Cash paid to acquire ClaimRight assets	—	(1,601)

Net cash used in investing activities	(52)	(1,819)

Cash Flows from Financing Activities:
Payments of debt issuance costs	—	(1,102)
Payments on capital lease obligations	(122)	(102)
Proceeds from exercise of stock options	—	56
Proceeds from exercise of common stock warrants	—	17

Net cash used in financing activities	(122)	(1,131)

Net decrease in cash and cash equivalents	(248)	(8,325)
Cash and cash equivalents, beginning of period	9,342	28,588

Cash and cash equivalents, end of period	$9,094	$20,263

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$290	$19

Supplemental disclosure of Noncash Activities:
Property and equipment acquired under capital leases	$—	$319

See notes to condensed consolidated financial statements.

I-MANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes of I-many, Inc. (the “Company”) for the year ended December 31, 2008 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for the fair presentation of these interim financial statements have been included. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements and in its previous filings on Form 10-K, the Company has incurred recurring losses from operations, and as of March 31, 2009 the Company’s total liabilities exceeded its total assets by $7.5 million. Also, as indicated in Note 4 below, the Company’s common stock is at risk of being delisted from the NASDAQ Capital Market, which would cause the Company’s $17 million of senior convertible notes to be in default. In the event the Company’s common stock is delisted and these notes are called, the Company does not have sufficient funds to pay off these notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 8 below, the Company implemented a significant restructuring of its operations in the fourth quarter of 2008, after having previously instituted a cost reduction program which included a reduction in headcount and consulting costs in the second quarter of 2008. Although there is no assurance that such restructuring will be successful, Company management believes that these two cost reduction programs have reduced the company’s break-even revenue point to an achievable level. Also, as indicated in Note 10 below, the Company announced on April 29, 2009 that it had agreed to be acquired by LLR Partners, Inc., a private equity investment firm, subject to shareholder approval and other customary closing conditions. Under the terms of the announced merger agreement, the Company’s senior convertible notes would be paid off in full. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements.” Software license fees are recognized upon execution of a signed license agreement and delivery of the software to customers, provided there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. In multiple-element arrangements, a portion of the total fee is allocated to the undelivered professional services, training and maintenance and support services based on the fair value of those elements, which is defined as the price charged when those elements are sold separately. The residual amount is then allocated to the software license fee. In cases where the Company agrees to deliver unspecified additional products in the future, the license fee is recognized ratably over the term of the arrangement beginning with the delivery of the first product. In cases where the Company agrees to deliver specified additional products or upgrades in the future, recognition of the entire license fee, including any related maintenance and support fees, is deferred until after the specified additional products or upgrades are delivered and made generally available to all customers. If an acceptance period is required, revenues are deferred until customer acceptance. In cases where collection is not deemed probable, the license fee is recognized as payments are received. In cases where significant production or customization is required prior to attaining technological feasibility of the software, license fees are recognized on a percentage-of-completion basis and are credited to research and development expenses as a funded development arrangement. After the software attains technological feasibility, recognizable license fees are reported as license revenue.

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

During the third quarter of 2005, the Company became aware of certain defects in the then current version of one of its software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of the Company’s customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions have been made to customers in connection with these defects, the Company had generally not recognized revenue from sales of this software product and related implementation services beginning in the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but problems continued to occur with implementations at several customer sites. In 2007, the Company released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also during 2007, the Company successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly has begun recognizing revenue from this software on a limited basis. However, the Company is continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of March 31, 2009 and December 31, 2008, the Company has reversed and deferred $1.1million and $875,000, respectively, of otherwise-recognizable product and service revenue, based in part on its estimate of the fair value of concessions to be made until the remaining defects are resolved, and partly on its determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

The Company’s estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2009	2008
Risk-free interest rates	1.75%	2.15%
Dividend yield	—	—
Expected volatility	100%	55%
Expected term (in years)	4.57	3.75-6.00
Weighted average grant-date fair value of options granted during the period	$0.29	$1.33

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

The following table summarizes the components of stock-based compensation expense for the three month periods ended March 31:

(Amounts in thousands)	2009	2008
Stock option grants issued subsequent to 2005	$209	$415
Stock option grants issued prior to 2006	9	32
Restricted stock grants to directors and employees	176	61
Employee stock purchase plan	—	13

Total stock-based compensation expense	$394	$521

As of March 31, 2009, unamortized compensation cost, net of estimated forfeitures, related to nonvested stock options and nonvested restricted shares granted under the various stock incentive plans, amounted to $1.5 million and $535,000, respectively. These costs are expected to be amortized over weighted average periods of 1.7 years and 0.7 years, respectively.

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options terminate 10 years after grant and vest over periods set by the Compensation Committee of the Board of Directors at the time of grant. These vesting periods have generally been for four years, on a ratable basis. Certain stock option awards provide for accelerated vesting if there is a change in control. Beginning in 2006, the Compensation Committee of the Board of Directors has also granted stock options to senior executives of the Company that vest on the earlier of four or five years after grant or the date that specified operational milestones or stock prices for the Company’s common stock are attained. For the three month periods ended March 31, 2009 and 2008, the Company recognized $-0- and $70,000, respectively, of accelerated stock-based compensation expense in connection with the attainment of such milestones.

The Company has two current stock incentive plans: (i) the 2001 Employee Stock Option Plan, which provides for grants in the form of non-qualified stock options, with not more than 25,000 shares to be issued in the aggregate to officers or directors of the Company, and (ii) the 2008 Stock Incentive Plan, which is shareholder-approved and provides for the grant of incentive stock options and other equity awards to the Company’s employees, directors and consultants. The company also has an employee stock purchase plan that allows employees to purchase stock at a 15% discount to market prices subject to certain limitations. Participation is optional and enrollment periods are every six months. As of December 1, 2008, enrollments in the employee stock purchase plan had been suspended due to the depletion of shares authorized under the plan.

The following table summarizes total common shares available for future grants of stock options and other equity awards at March 31, 2009:

2001 Employee Stock Option Plan	801,508
2008 Stock Incentive Plan	1,843,134

Total available for future grant	2,644,642

The following table summarizes stock option activity under all of the Company’s stock option plans for the three month period ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	7,430,285	$2.111
Granted	1,000	0.400
Exercised	—	—
Canceled	(456,538)	1.953

Outstanding at March 31, 2009	6,974,747	$2.121	6.7 years	$14

Exercisable at March 31, 2009	4,481,521	$2.213	5.9 years	$14

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2009, and changes during the three months ended March 31, 2009, are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	857,269	$1.068
Granted	102,304	0.390
Vested	(59,355)	2.178
Forfeited	(18,259)	1.140

Nonvested at March 31, 2009	881,959	$0.914

The total fair value of restricted shares which vested during the three months ended March 31, 2009 and 2008 was $129,000 and $88,000, respectively.

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

The Company’s investment in overnight money market institutional funds, which amounted to $6.1 million at March 31, 2009, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

Product Indemnification:

The Company’s agreements with customers generally include certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2009 and December 31, 2008. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations” which replaces SFAS No. 141. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses, regardless of whether consideration is involved. Under SFAS 141(R), an acquirer will recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Among its other provisions, SFAS 141(R) mandates that (i) acquisition-related costs, including any post-acquisition restructuring costs that the acquirer expected but was not obligated to incur, generally be expensed when incurred, (ii) contingent consideration be recognized and recorded at fair value at the acquisition date, with subsequent changes in fair value to be recognized in the income statement or as equity adjustments, and (iii) in-process research and development be capitalized as an indefinite-lived intangible asset until project completion, after which time its value would be amortized over the related product’s estimated useful life or expensed if there is no alternative future use. SFAS 141(R) has been adopted as of January 1, 2009.

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

In April 2008, the FASB released FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted FAS 142-3 as of January 1, 2009 and it will be applied prospectively to any future business combinations.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. Because the senior convertible notes issued by the Company (see Note 4 below) do not currently include a cash conversion feature, the Company believes that adoption of APB14-1 does not have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB ratified the Emerging Issue Task Force’s (“EITF”) final consensus on Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides technical guidance for determining the appropriate accounting treatment for certain equity-linked financial instruments (or embedded features), specifically in connection with the evaluation of an instrument’s contingent exercise provisions, if any. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has adopted EITF 07-5 as of January 1, 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB released FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of Earnings Per Share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has adopted FSP EITF 03-6-1 as of January 1, 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

NOTE 3. ACQUISITIONS

ClaimRight Business of Global HealthCare Exchange:

On February 20, 2008, the Company completed its purchase of the assets related to the ClaimRight data validation software business (“ClaimRight”) from Global Healthcare Exchange LLC and Global HealthCare Exchange, Inc. (collectively “GHX”) for $2.0 million, which consisted of $1.4 million in cash paid upon closing, assumed liabilities of $206,000, transaction costs of $181,000, and an additional $200,000 in cash consideration that was accrued in December 2008 based on the realization of certain predefined performance milestones. Effective

February 20, 2009, the 12-month term for the accrual of contingent consideration had expired and no additional consideration can be earned by GHX. The ClaimRight business was located in Ambler, Pennsylvania and marketed software to pharmaceutical providers for the processing and validating of pharmaceutical claim submissions. This purchase provided the Company with an established customer base and technology that enhanced its product offering to its pharmaceutical manufacturing clients. The Company has consolidated the operations of ClaimRight beginning on the date of acquisition.

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

Edge Dynamics developed and marketed channel- and demand-management software to companies in the pharmaceutical industry. This purchase provided the Company with an established customer base and technology that the Company believes will enhance its product offering to its pharmaceutical manufacturing clients. The Company has consolidated the operations of Edge Dynamics beginning on the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Acquired intangible assets	$2,300
Accounts receivable	1,092
Other current assets	78
Equipment and other noncurrent assets	440
In-process research and development	800
Goodwill	437

Total assets acquired	5,147

Less:
Accrued expenses	(1,892)
Deferred revenue	(776)
Other current liabilities	(192)

Net assets acquired	$2,287

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

Pro Forma Information

The following unaudited pro forma information summarizes the effect of the ClaimRight and Edge Dynamics acquisitions, as if the acquisitions had occurred as of January 1, 2008. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisition on January 1, 2008, nor is it necessarily indicative of future results of operations of the combined enterprises. Pro forma results are in thousands of dollars, except per share data:

Three months ended March 31, 2008
(Unaudited)
Pro forma revenues	$8,982
Pro forma net loss	(6,669)
Pro forma net loss per share	(0.13)

NOTE 4. CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company completed a private placement of $17.0 million of senior convertible notes (“Notes”). The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, subject to adjustment in the event of a merger or other change in control of the Company. Also, the Notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by the Company any time beginning on December 31, 2010. Net proceeds to the Company were approximately $15.8 million, after deducting commissions and other fees. The $1.2 million in debt issuance costs is being amortized into interest expense using the effective interest method over the three-year period leading up to the date at which the Notes are first redeemable by the investors. In connection with the Notes, the Company incurred interest expense of $373,000 and $364,000, respectively, during the three month periods ended March 31, 2009 and 2008, such amounts including debt issuance cost amortization of $97,000 and $88,000, respectively. As discussed more fully below, the Notes would be in default, and the holders of the Notes could require the Company to redeem the Notes for their principal amount and accrued interest, if the Company’s common stock is delisted from the NASDAQ Capital Market.

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

On October 21, 2008, the Company received notice from The NASDAQ Stock Market LLC (“NASDAQ”) that the market value of its listed securities had been below the required minimum $35 million for the previous ten consecutive business days, and that if the market value of the Company’s listed securities did not exceed $35 million for a minimum of ten consecutive business days at any time prior to November 20, 2008, the Company’s common stock would be subject to delisting unless the Company were to request a hearing before a NASDAQ Listing Qualifications Panel. We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. While the Company is working to regain compliance, there can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel.

The delisting of the Company’s common stock from the NASDAQ Capital Market is an event of default under the Company’s Notes. In the event of such a default, the holders of the Notes would be entitled to declare the entire principal amount and interest due and payable immediately. The Company currently does not have sufficient cash and short-term investments to repay the full principal amount of the Notes. As indicated in Note 10 below, the Company announced on April 29, 2009 that it had agreed to be acquired by LLR Partners, Inc., a private equity investment firm, subject to shareholder approval and other customary closing conditions.

In connection with the acquisition, the holders of I-many’s senior convertible notes have agreed to allow the company to redeem their notes in full for cash at the closing. The holders of I-many’s senior convertible notes have also agreed not to accelerate the redemption of their notes if the Company’s common stock is de-listed from the NASDAQ Capital Market before the closing of the transaction. However, if the proposed merger agreement does not occur and if the Company is unable to obtain a waiver of a delisting default, the Company would be unable to repay the Notes without raising additional capital and its ability to continue as a going concern would be in significant doubt.

NOTE 5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was determined by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding common shares subject to repurchase or cancellation. The following table sets forth the computation of diluted net income (loss) per share (in thousands, except per share amounts, unaudited):

	Three months ended March 31,
	2009	2008
Diluted net income (loss) per share:
Numerator — net income (loss)	$799	$(5,442)

Denominator:
Number of shares used in basic computation	52,951	52,327
Add weighted average of dilutive securities:
Unvested common shares subject to repurchase or cancellation	12	—
Employee stock options	91	—

Number of shares used in dilutive per share calculations	53,054	52,327

Dilutive net income (loss) per share	$0.02	$(0.10)

For the three months ended March 31, 2008, diluted net loss per share was the same as basic net loss per share since the effect of any potentially dilutive securities was excluded, as they were anti-dilutive as a result of the Company’s net loss for that period. The total number of common equivalent shares excluded from the diluted loss per share calculation for the three months ended March 31, 2008 was 2,423,406. Also excluded from the diluted loss per share calculations for the three months ended March 31, 2008 and 2009 were 4,451,200 shares issuable upon conversion of the senior convertible notes (see Note 4), as the effect of including these shares would be anti-dilutive.

NOTE 6. SIGNIFICANT CUSTOMERS

The Company had one customer which individually generated revenues comprising a significant percentage of total revenue, as follows:

	Three months ended March 31,
	2009	2008
Customer A	15%	*

The Company had one customer whose accounts receivable balances individually represented a significant percentage of total receivables, as follows:

	March 31,
	2009	2008
Customer A	35%	15%

*	was less than 10% of the Company’s total

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

(Amounts in thousands)	Health and Life Sciences	Industry Solutions	Undesignated	Totals
At and for the three months ended March 31, 2009:

Revenues	$8,699	$1,219	$—	$9,918
Segment income	695	104	—	799
Segment assets	23,312	1,453	5,951	30,716
Goodwill	4,002	—	5,951	9,953

At and for the three months ended March 31, 2008:

Revenues	$5,856	$1,507	$—	$7,363
Segment loss	(4,265)	(1,177)	—	(5,442)
Segment assets	31,425	1,743	5,951	39,119
Goodwill	3,304	—	5,951	9,255

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

A rollforward of the Company’s accrued liability for restructuring and other charges is as follows:

	Employee Severance Costs	Lease Costs	Total

(Amounts in thousands)
Balances at December 31, 2008	$638	$802	$1,440
Restructuring provision	—	37	37
Currency translation adjustments	—	(8)	(8)
Payments net of sublease receipts	(579)	(84)	(663)

Balances at March 31, 2009	$59	$747	$806

Current portion – included in accrued expenses			$387

Noncurrent portion – included in other long-term liabilities			$419

NOTE 9. VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the Company’s allowance for doubtful accounts at March 31 is as follows:

	2009	2008
(Amounts in thousands)
Balance at January 1,	$107	$127

Write offs	(16)	—
Recoveries	—	1
Currency translation adjustment	(1)	—

Balance at March 31,	$90	$128

NOTE 10. SUBSEQUENT EVENT

On April 29, 2009, the Company announced that it had entered into a definitive merger agreement to be acquired by LLR Partners, Inc. (“LLR”), a private equity investment firm. Under the terms of the announced definitive merger agreement, the Company’s shareholders would receive approximately $0.43 per share in cash, subject to adjustment. In connection with the acquisition, the holders of I-many’s senior convertible notes have agreed to allow the Company to redeem their notes in full for cash at the closing. The holders of I-many’s senior convertible notes have also agreed not to accelerate the redemption of their notes if the Company’s common stock is de-listed from the NASDAQ Capital Market before the closing of the transaction. If the merger agreement is terminated under certain circumstances specified therein, (i) I-many will be required to pay LLR a termination fee of $1,350,000, and (ii) I-many or LLR, as the case may be, will be required to reimburse the other party for its expenses actually incurred relating to the transactions contemplated by the merger agreement, up to a maximum of $500,000.

The transaction has been approved unanimously by the I-many board of directors and is subject to customary closing conditions, including the approval of I-many’s stockholders. The merger agreement is expected to close during the third calendar quarter of 2009. See the Company’s Current Reports on Form 8-K and 8-K/A filed with the Commission on April 29, 2009 and April 30, 2009.

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

We have generated revenues from both products and services. Recurring revenue, which consists of maintenance, support and hosting fees directly related to our licensed software products and product subscription revenues, accounted for 51.4% of net revenues in the three months ended March 31, 2009 versus 66.8% of net revenues in the three months ended March 31, 2008. Services revenue, which is comprised of professional service fees derived from consulting, installation, business analysis and training services related to our software, accounted for 29.4% of net revenues in the three months ended March 31, 2009 versus 30.4% of net revenues in the three months ended March 31, 2008. License revenue, which consists of non-recurring license fees generated from perpetual license agreements, accounted for 19.2% of net revenues in the three months ended March 31, 2009 versus 2.8% of net revenues in the three months ended March 31, 2008.

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes, which bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are convertible into shares of the Company’s common stock at a conversion price of $3.8192 per share, or into merger consideration in the event of a merger or other change of control of the Company. Also, the notes can be redeemed at par by the investors on December 31, 2010, or redeemed at par by us at any time beginning on December 31, 2010. Net proceeds to the Company from the sale of the notes were approximately $15.8 million, after deducting commissions and other fees. We will be in default under these notes in the event that our common stock is delisted from the NASDAQ Capital Market and we are unable to obtain a waiver from the holders of the notes. See “Risk Factors” in Part II, Item 1A and note 4 to the condensed consolidated financial statements above.

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

In 2008, our sales were significantly lower than expected and relative to 2007 levels. We believe that general economic conditions affecting the health and life science industries, weak sales force execution, a relatively small and recent base of customers using our next generation products and competitive pressures were the primary causes behind this decrease. Meanwhile, our expenses had increased during the first six months of 2008, largely as a direct result of our acquisitions of the ClaimRight business and Edge Dynamics. In response to this deterioration in our sales results and our increased operating losses, we reduced our headcount by a total of 28 employees during the three-month period ended June 30, 2008, incurring $346,000 in estimated severance costs, and cut back on projected future hiring plans. In December 2008, we implemented a significant restructuring of our operations in order to streamline operations and better align operating expenses levels with a conservative revenue forecast for 2009. As part of this downsizing, we eliminated 49 employee positions, moved our London office to a smaller facility, and incurred $857,000 in severances and lease loss costs. Our total employee headcount has decreased from 199 at December 31, 2007 to 167 at December 31, 2008 and 166 at March 31, 2009.

On April 29, 2009, the Company announced that it had agreed to be acquired by LLR Partners, Inc., a private equity investment firm. Under the terms of the announced definitive merger agreement, our shareholders would receive approximately $0.43 per share in cash. In connection with the acquisition, the holders of our senior convertible notes have agreed to allow the Company to redeem their notes in full for cash at the closing. The holders of our senior convertible notes have also agreed not to accelerate the redemption of their notes if our common stock is de-listed from the NASDAQ Capital Market before the closing of the transaction. The transaction has been approved unanimously by our board of directors and is subject to customary closing conditions, including the approval of our stockholders. The merger agreement is expected to close during the third calendar quarter of 2009.

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

Subscription arrangements, including a small number of perpetual license arrangements with rights to unspecified additional products that are treated as subscriptions for accounting purposes, represent a significant proportion of our new licenses. In 2008, six of the 14 license contracts (minimum value of $50,000) that were sold are being treated as subscription arrangements for accounting purposes. And in the three months ended March 31, 2009, one of the three license deals (minimum value of $50,000) sold was a subscription. During the three months ended March, 31, 2009 and 2008, we recognized $1.2 million and $1.4 million, respectively, in recurring revenue related to such agreements. For 2009, we anticipate that subscription arrangements will continue to represent a significant proportion of new license sales.

During the third quarter of 2005, we became aware of certain defects in the then-current version of one of our software products, which was first shipped to customers in the fourth quarter of 2004. These defects, which were not identified in pre-release product testing, affected the performance of the software for a portion of our customers depending on each customer’s particular implementation environment and its intended use of the software. Because certain concessions had been made to customers in connection with these defects, we have generally not recognized revenue from sales of this software product and related implementation services since the beginning of the third quarter of 2005, except in those cases in which it was determined that the customer was not likely to be affected by the known, unresolved software defects. During 2006, new versions of the software were released, but we continued to experience problems with implementations at several customer sites. In 2007, we released new versions of the software which were designed to resolve known performance defects with minimal additional functionality. Also in 2007, we successfully completed implementations of the newest version of this software at multiple customer sites and made progress with other customer implementations, and accordingly have begun recognizing revenue from this software on a limited basis. However, we are continuing to defer all recurring, services and license revenue in connection with (i) implementations of this software program that are not yet complete, and (ii) any customers for which a concession is probable and an agreement formalizing a concession amount has not been executed. As of March 31, 2009 and December 31, 2008, we have reversed and deferred $1.1 million and $875,000, respectively, of otherwise-recognizable product and service revenue, based in part on our estimate of the fair value of concessions to be made until the remaining defect is resolved, and partly on our determination that license fees were not fixed and determinable because of the possibility of future concessions.

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

Our estimates of the fair value of stock option grants were made using the Black-Scholes option pricing model with the following assumptions and resulted in the following weighted average grant-date fair values of options granted during the three months ended March 31:

	2008	2008
Risk-free interest rates	1.75%	2.15%
Dividend yield	—	—
Expected volatility	100%	55%
Expected term (in years)	4.57	3.75-6.00
Weighted average grant-date fair value of options granted during the period	$0.29	$1.33

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

Product Indemnification

Our agreements with customers generally include certain provisions obligating us to indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event that our products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally seek to limit the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including our right to replace an infringing product. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims were outstanding as of March 31, 2009. We do not expect that any significant impact on financial position or the results of operations will result from these indemnification provisions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

NET REVENUES

Net revenues increased by $2.6 million, or 34.7%, to $9.9 million for the quarter ended March 31, 2009 from $7.4 million for the quarter ended March 31, 2008. License revenue increased by $1.7 million, or 831%, to $1.9 million for the quarter ended March 31, 2009 from $205,000 for the quarter ended March 31, 2008, due to a significant increase in license bookings as more fully discussed below. Service revenue increased by $669,000, or 29.9%, to $2.9 million versus $2.2 million in the year earlier period as demand for implementation services increased significantly in our health and life sciences segment.

As indicated in the table below, the gross value of license contracts sold during the first quarter of 2009 increased by $2.6 million, or 506%, to $3.1 million versus $518,000 sold during the first quarter of 2008, due to a significant increase in the average selling price, from $89,000 to $837,000.

Reconciliation of Gross Value of License Transactions to Reportable License Revenue

	Three Month Period ended
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08
	(AMOUNTS IN THOUSANDS)
Gross value of license contracts sold:
Health and Life Sciences	$2,640	$1,390	$520	$1,833	$298
Industry Solutions	499	122	—	20	220

	3,139	1,512	520	1,853	518

Add license revenue recorded in current quarter from contracts sold in prior periods:
Health and Life Sciences	50	175	475	1,797	—
Industry Solutions	146	61	—	—	—

	196	236	475	1,797	—

Less value of license contracts sold in current quarter and deferred to future periods:
Health and Life Sciences	946	1,255	520	1,438	190
Industry Solutions	480	95	—	—	123

	1,426	1,350	520	1,438	313

License revenue recorded:
Health and Life Sciences	1,744	310	475	2,192	108
Industry Solutions	165	88	—	20	97

	$1,909	$398	$475	$2,212	$205

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

Revenues derived from our health and life sciences segment increased by $2.8 million, or 48.6%, to $8.7 million for the quarter ended March 31, 2009 from $5.9 million in the year earlier period. This increase was primarily attributable to increases of (i) of $1.7 million, or 1,508%, in license revenue and (ii) $916,000, or 48.1%, in professional services revenue. As indicated in the above table, the gross values of license contracts sold in this segment during the quarter ended March 31, 2009 increased by $2.3 million, or 786%, versus the same quarter in 2008 due to a significant increase in the average selling price. This increase in license bookings notwithstanding, management believes that viability concerns about the Company’s prospects and continued weakness in economic conditions and ongoing consolidation in the life sciences market may negatively affect demand for our products during the next several months.

Revenues derived from our industry solutions segment decreased by $288,000, or 19.1%, to $1.2 million for the quarter ended March 31, 2009 versus $1.5 million in the same quarter in 2008. This decrease was principally attributable to a decrease in professional services revenue of $246,000, or 72.9%, compared to the year earlier period. Revenue in this segment has been trending lower over the past several quarters due to decreasing licensing activity, which had largely been a result of both the Company’s renewed emphasis on life sciences markets and recent product defect issues in one of our key software products previously marketed primarily to the industry solutions segment (see “Critical Accounting Policies – Revenue Recognition” in this Item 2 above) and is now largely attributable to reduced sales and marketing expenditures for products targeted to this segment.

OPERATING EXPENSES

COST OF RECURRING REVENUE. Cost of recurring revenue consists primarily of payroll and related costs for providing maintenance and support services, and, to a lesser extent, hosting services. Cost of recurring revenue decreased by $166,000, or 10.6%, to $1.4 million for the quarter ended March 31, 2009 from $1.6 million in the year earlier period. This reduction is primarily attributable to a decrease of $166,000 in salary and related costs as average headcount in our support organization was reduced by 10 employees, with 7 of these headcount reductions taking effect as part of the December 2008 restructuring of our operations. As a percentage of recurring revenue, cost of recurring revenue decreased to 27.5% for the quarter ended March 31, 2009 from 31.9% for the quarter ended March 31, 2008.

COST OF SERVICES REVENUE. Cost of services revenue consists primarily of payroll and related costs and subcontractor fees for providing implementation, consulting and training services. Cost of services revenue decreased by $219,000, or 9.2%, to $2.2 million for the quarter ended March 31, 2009 from $2.4 million in the year earlier period. This decrease is primarily attributable to reductions of (i) $175,000 in salary and related costs and (ii) $72,000 in non-cash stock compensation. The decrease in salary and related costs versus the prior year period is attributable to a workforce reduction of 7 professional services employees which occurred as part of the December 2008 restructuring of our operations. As a percentage of services revenue, cost of services revenue decreased significantly to 74.3% for the quarter ended March 31, 2009 from 106.2% for the quarter ended March 31, 2008, as services revenues increased despite the reduction in headcount.

COST OF THIRD PARTY TECHNOLOGY. Cost of third party technology, which consists of amounts due to third parties for royalties related to integrated technology, has not been significant historically. Cost of third party technology increased by $22,000 to $31,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. In the quarter ended March 31, 2009, cost of third party technology was principally comprised of the periodic amortization of prepaid royalty amounts in advance of the expiration date of the related technology agreements. No such amortization was recorded in the corresponding quarter in 2008.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets related to our acquisitions amounted to $163,000 in the quarter ended March 31, 2009, which represents an increase of $107,000, or 192%, from $56,000 recorded in the quarter ended March 31, 2008. This increase is attributable to amortization of the newly-acquired intangible assets in connection with the acquisitions of the ClaimRight business and Edge Dynamics.

SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll and related benefits for sales and marketing personnel, commissions for sales personnel, travel costs, recruiting fees, expenses for trade shows and advertising and public relations expenses. Sales and marketing expenses decreased significantly by $1.1 million, or 48.6%, to $1.3 million in the three months ended March 31, 2009 as compared to $2.4 million in the three months ended March 31, 2008. This decrease was primarily attributable to reductions of (i) $691,000 in non-commission salary and related costs, (ii) $270,000 in marketing and promotion costs, and (iii) $408,000 in sundry other costs including travel and recruiting, partially offset by a $246,000 increase in commission costs that was a direct result of the significant increase in the gross value of license contracts sold as discussed above in this Item 2. The decrease in non-commission salary and related costs versus the prior year period was attributable to a reduction in average headcount of 18 employees in our sales and marketing departments, which was a result of the December 2008 restructuring of our operations and two other headcount reductions earlier in 2008. In addition, discretionary spending on sales and marketing activities was significantly pared in order to better align operating expenses levels with a conservative revenue forecast for 2009. As a percentage of total net revenues, sales and marketing expense decreased significantly to 12.9% for the quarter ended March 31, 2009 from 32.6% for the quarter ended March 31, 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs for development personnel and external consulting costs associated with the development of our products and services. Research and development costs, including the costs of developing computer software, are charged to operations as they are incurred. Research and development expenses decreased significantly by $1.6 million, or 44.2%, to $2.0 million for the quarter ended March 31, 2009 versus $3.6 million for the quarter ended March 31, 2008. This decrease was principally comprised of reductions of (i) $723,000 in salary and related costs and (ii) $673,000 in consulting fees. The decrease in salary and related costs versus the prior year period was attributable to a reduction in our average US engineering workforce of 30 employees, which was a result of the December 2008 restructuring of our operations and two other headcount reductions earlier in 2008, partially offset by an increase in the average offshore headcount of 11 employees related to the continued growth in staffing of our development office in India. The reduction in consulting expenses represented a continuation of the significant ramp-down of resources originally retained for the development of our since-released next generation products for our health and life sciences segment. Also, the decreases in employee and consulting headcount levels were implemented in order to better align operating expenses levels with a conservative revenue forecast for 2009. As a percentage of total net revenues, research and development expenses decreased significantly to 20.6% for the quarter ended March 31, 2009 from 49.7% for the quarter ended March 31, 2008.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for personnel in our administrative, finance and human resources departments, and legal, accounting and other professional service fees. General and administrative expenses decreased by $182,000, or 11.9%, to $1.3 million for the quarter ended March 31, 2009 versus the year earlier period. This decrease in general and administrative expenses was primarily attributable to (i) an $80,000 reduction in salary and related costs, which was attributable to a 2.5 decrease in average headcount related to the December 2008 restructuring of our operations, and (ii) a $65,000 decrease in legal expenses. As a percentage of total net revenues, general and administrative expenses decreased to 13.6% for the quarter ended March 31, 2009 from 20.8% for the quarter ended March 31, 2008.

DEPRECIATION. Depreciation expense increased by $50,000, or 22%, from $229,000 in the first quarter of 2008 to $279,000 in the first quarter of 2009. This increase is principally attributable to depreciation on property and equipment acquired as part of the Edge Dynamics acquisition in May 2008.

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

RESTRUCTURING AND OTHER CHARGES. In the quarter ended March 31, 2009, we recorded $37,000 in charges related to efforts in prior quarters to streamline operations, which includes the amortization of the discount incorporated in the initial restructuring provisions for future lease costs in connection with the Chicago and London office downsizings. The current year charge was larger than the $13,000 recorded in the quarter ended March 31, 2008 due to (i) the December 2008 restructuring, which doubled the amount of London office space subject to downsizing and (ii) a decrease in the estimated value of sublease proceeds in connection with the vacated London office.

INTEREST EXPENSE

In the three-month periods ended March 31, 2009 and 2008, interest expense was comprised principally of interest and amortization incurred in connection with the convertible notes payable we issued on December 31, 2007 in the amounts of $373,000 and $364,000, respectively. Other interest expense, which consisted of financing charges on capital lease obligations and interest accrued on prior year sales tax assessments, decreased by $16,000 to $14,000 for the quarter ended March 31, 2009 versus the year earlier period.

OTHER INCOME, NET

In the three-month period ended March 31, 2009, other income, net of $5,000 was primarily comprised of interest income of $15,000. In the three-month period ended March 31, 2008, other income, net of $189,000 was mostly comprised of $206,000 of interest income. The significant decrease in interest income in the quarter ended March 31, 2009 versus the year earlier period was attributable to large decreases in both the average invested balance and interest rate yields.

PROVISION FOR INCOME TAXES

Prior to 2009, we had incurred operating losses for all periods since our initial public offering and had consequently recorded a valuation allowance for the full amount of our net deferred tax asset, which consists principally of our net operating loss carryforwards, as the future realization of the tax benefit is uncertain. No provision or benefit for income taxes has been recorded in the three-month periods ended March 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements and in our previous filings on Form 10-K, we have incurred recurring losses from operations, and as of March 31, 2009 our total liabilities exceeded our total assets by $7.5 million. Also, as indicated in Note 4 to our condensed consolidated financial statements, our common stock is at risk of being delisted from the NASDAQ Capital Market, which would cause our senior convertible notes to be in default. These factors raise substantial doubt about our ability to continue as a going concern.

On December 31, 2007, we completed a private placement of $17.0 million of senior convertible notes (“Notes”), which resulted in our receipt of approximately $16.9 million in net proceeds in 2007. An additional $1.1 million in debt issuance costs were incurred and paid in 2008. The Notes bear interest at 6.5% per annum, payable quarterly in arrears, and will mature on December 31, 2012. The notes are redeemable at par by the investors on December 31, 2010 and by the Company at any time beginning December 31, 2010. See Note 4 to the condensed consolidated financial statements. The Company has used proceeds from the sale of the Notes for the ClaimRight and Edge Dynamics acquisitions (see Note 3 to the condensed consolidated financial statements) and is using the remaining proceeds from the sale of the Notes for general corporate and working capital purposes. As discussed more fully in the notes to our condensed consolidated financial statements, the Notes would be in default, and the holders of the Notes could require the Company to redeem the Notes for their principal amount and accrued interest, if the Company’s common stock is delisted from the NASDAQ Capital Market.

In the year ended December 31, 2008, we entered into capital lease financing arrangements with financial institutions amounting to $521,000 in order to finance the purchase of computer equipment, software and related services. No such financings occurred during the quarter ended March 31, 2009.

At March 31, 2009, we had cash and cash equivalents of $9.1 million, as compared to cash and cash equivalents of $20.3 million at March 31, 2008 and $9.3 million at December 31, 2008. Also, we had $17.0 million in convertible notes payable outstanding. The non-current restricted cash balance of $195,000 at March 31, 2009 is comprised of cash amounts held on deposit as security on a long-term real property lease obligation.

Net cash used in operating activities for the three months ended March 31, 2009 was $74,000, as compared to $5.4 million in the three months ended March 31, 2008. For the three months ended March 31, 2009, net cash used in operating activities consisted principally of (i) decreases in accounts payable and accrued expenses of $664,000 and $909,000, respectively, and (ii) a $295,000 increase in accounts receivable, partially offset by our net income of $799,000 as increased for depreciation and amortization of $442,000 and stock-based compensation of

$394,000. The $664,000 decrease in accounts payable resulted from a significant reduction in spending on consultants and marketing discretionary items during the quarter ended March 31, 2009. The $909,000 reduction in accrued expenses was due principally to (i) $579,000 in payments on accrued severances during the quarter ended March 31, 2009 and (ii) a decrease of $430,000 in accrued payroll, with half as many days being accrued at March 31, 2009 versus December 31, 2008. The $295,000 increase in accounts receivable was primarily attributable to a 108% increase in new license sales in the first quarter of 2009 versus the last quarter of 2008.

For the three months ended March 31, 2008, net cash used in operating activities consisted principally of (i) the net loss of $5.4 million, less non-cash items depreciation and amortization of $285,000, in-process research and development of $760,000, and stock-based compensation of $521,000, and (ii) a $1.9 million decrease in accrued expenses. Also, a $1.8 million decrease in accounts receivable was largely offset by a $461,000 increase in prepaid expenses and decreases in deferred revenue and accounts payable of $590,000 and $577,000, respectively. The $1.8 million reduction in accounts receivable was primarily attributable to an 87.8% decrease in new license sales in the first quarter of 2008 versus the last quarter of 2007. The $1.9 million decrease in accrued expenses was attributable to several items, principally (a) a $508,000 decrease in management bonus accruals resulting primarily from the 2007 year end bonus payouts in February 2008, (b) final settlement and payment of $345,000 in costs related to the annual user conference held in November, (c) a $327,000 decrease in accrued salaries which was mostly attributable to timing – 5 fewer days of salaries being accrued at March 31, 2008 versus December 31, 2007, (d) a $206,000 reduction in accrued sales and VAT taxes, and (e) a $215,000 reduction in accrued commissions which was largely the result of the aforementioned license sales decrease in the first quarter of 2008. The $461,000 increase in prepaid expenses was comprised of several prepayments (e.g., subscriptions and royalties) that occurred during the quarter ended March 31, 2008. The $590,000 decrease in deferred revenue was primarily attributable to a $396,000 decrease in deferred maintenance and support which resulted from the lack of new license sales during the quarter ended March 31, 2008 and the corresponding reduction in maintenance and support advance billings. The $577,000 decrease in accounts payable represented a reduction in an unusually high balance in this account as of December 31, 2007.

In the three months ended March 31, 2009, net cash used in investing activities was comprised solely of $52,000 in property and equipment additions. In the three months ended March 31, 2008, net cash used in investing activities consisted of $1.6 million paid to acquire the ClaimRight assets and $218,000 of property and equipment additions.

Net cash used in financing activities in the three months ended March 31, 2009 consisted solely of $122,000 in payments on capital lease obligations. Net cash used in financing activities in the three months ended March 31, 2008 was primarily comprised of $1.1 million in payments of debt issuance costs in connection with the convertible notes payable issuance in December 2007.

We currently anticipate that our cash and cash equivalents of $9.1 million will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, this cash balance is not sufficient to redeem the $17.0 million in outstanding principal of our convertible Notes, payment of which could become due if our common stock is delisted from the NASDAQ Capital Market. On October 21, 2008, we received notice from NASDAQ that the market value of our listed securities had been below the required minimum $35 million for the previous ten consecutive business days, and that if the market value of our listed securities did not exceed $35 million for a minimum of ten consecutive business days at any time prior to November 20, 2008, our common stock would be delisted subject to our right to a hearing before a NASDAQ Listing Qualifications Panel. We received this delisting notice on November 24, 2008. We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. While the Company is working to regain compliance, there can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel.

The delisting of our common stock from the NASDAQ Capital Market is an event of default under the Notes. The terms of the Notes require the Company to list and maintain its common stock on either the New York Stock Exchange, the NYSE Alternext US Market (formerly the American Stock Exchange), the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market (collectively defined in the Notes as “Eligible Markets”). Our common stock is currently listed on the NASDAQ Capital Market, and it does not currently meet the initial quantitative listing requirements of the other Eligible Markets. As indicated in Note 10 to the condensed consolidated financial statements, we announced on April 29, 2009 that we had agreed to be acquired by LLR Partners, Inc., a private equity investment firm, subject to shareholder approval and other customary closing conditions. In connection with the acquisition, the holders of our senior convertible notes have agreed to allow us to redeem their notes in full for cash at the closing. The holders of our senior convertible notes have also agreed not to accelerate the redemption of their notes if our common stock is de-listed from the NASDAQ Capital Market before the closing of the transaction. However, if the proposed merger agreement does not occur and if we are unable to obtain a waiver of a delisting default, we would be unable to repay the Notes without raising additional capital and our ability to continue as a going concern would be in significant doubt.

Also, our future long-term capital needs will depend significantly on the rate of growth of our business, our rate of income or loss, the mix of subscription licensing arrangements versus perpetual licenses sold, possible acquisitions, the timing of expanded product offerings and the success of these offerings if and when they are launched. Accordingly, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If we need to raise capital to repay the Notes, or if our current balance of cash and cash equivalents is otherwise insufficient to satisfy our liquidity needs, we may seek to sell additional equity or debt securities to raise funds, and those securities may have rights, preferences or privileges senior to those of the rights of our common stock. In connection with a sale of stock, our stockholders would experience dilution. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Also, our stock price and current economic conditions may make it difficult for us to raise additional equity financing.

CONTRACTUAL OBLIGATIONS

	Payments due by Period - Amounts in $000s
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$21,420	$1,381	$2,210	$17,829	$—
Capital Lease Obligations	526	386	140	—	—
Operating Lease Obligations	3,641	1,718	1,923	—	—

Total Contractual Obligations	$25,587	$3,485	$4,273	$17,829	$—

Notes to Contractual Obligations table:

1.	The Long-term Debt and Capital Lease Obligations amounts in the above table include interest. The Long-term Debt Obligation amounts assume that the Notes are not converted to common stock and are held to maturity.

2.	Excluded from the table are any liabilities associated with Interpretation No. 48 issued by the Financial Accounting Standards Board regarding “Accounting for Uncertainties in Income Taxes” (“FIN 48”), due to the uncertainty as to when, if ever, these liabilities would be paid.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. Due to the nature of our investments, we believe there is no material risk exposure. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported net losses in the quarters ended March 31, 2009 and 2008, or (ii) the fair value of our investment portfolios at March 31, 2009 and December 31, 2008.

At March 31, 2009, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At March 31, 2009 and December 31, 2008, we held no auction rate certificates, having disposed of all our previous holdings in such investments during 2005.

At March 31, 2009, our outstanding debt consisted entirely of senior convertible notes of $17.0 million and capital lease obligations of $489,000. The interest rates on the convertible notes (6.5%) and our various capital lease obligations (6.4%—15.2%) are fixed, so we are not currently exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

FOREIGN CURRENCY EXCHANGE RISK

We operate in certain foreign locations, where the currency used is not the U.S. dollar. However, these locations have not been, and are not currently expected to be, significant to our consolidated financial statements. Changes in exchange rates have not had a material effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ CAPITAL MARKET, WHICH WOULD CAUSE A DEFAULT ON OUR DEBT SECURITIES.

On November 24, 2008, we received notice that our common stock would be delisted from the NASDAQ Capital Market subject to our right to a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We requested a hearing and, on January 8, 2009, presented our plan to the Panel for regaining compliance with all applicable requirements for continued listing. On March 20, 2009, the Company received notification from the Panel that it had determined to grant the Company’s request to remain listed on the NASDAQ Capital Market, subject to the condition that, among other things, the Company evidence stockholders’ equity at or above $2.5 million on or before May 26, 2009. The Company is required to provide the Panel with prompt notification of any significant events concerning its ability to regain compliance with NASDAQ’s listing standards, and the Panel reserves the right to reconsider the terms of this exception under circumstances that make continued listing of the Company’s common stock on the NASDAQ Capital Market unwarranted. There can be no assurance that the Company will be able to regain compliance by the deadline established by the Panel. If our common stock is not listed on any of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE Alternext US Market (formerly the American Stock Exchange) for more than five days, we would be in default on our senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. The Company has initiated discussions to seek a waiver of this default from the holders of the notes; however, there can be no assurance that it will be able to obtain a waiver on favorable terms, if at all. If the Company is unable to obtain a waiver, it would be in default under the notes and would be unable to repay the notes without raising additional capital and its ability to continue as a going concern would be in significant doubt. See Note 4 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

DECLINING ECONOMIC CONDITIONS MAY WEAKEN OUR SALES

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

THE COMPANY’S LEVERAGE MAY RESTRICT ITS FUTURE OPERATIONS

The Company has substantial indebtedness, including senior notes sold by the Company on December 31, 2007 in the principal amount of $17 million. If the proposed sale of the Company to LLR Partners, Inc. fails to close as expected, the payment of interest and principal due under this indebtedness would reduce funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness limits the Company’s ability to incur additional indebtedness, and thereby may limit its operations and strategic expansion.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN RECENT YEARS AND OUR RETURN TO PROFITABILITY IS UNCERTAIN

We incurred net losses of $15.8 million, $9.8 million and $15.6 million, respectively, in the years ended December 31, 2006, 2007 and 2008, and we had an accumulated deficit at March 31, 2009 of $174.8 million. We have a stockholders’ deficit of $7.5 million in our balance sheet at March 31, 2009. Our recent results have been impacted by a number of factors, including decisions by current and prospective customers to defer, or otherwise not make, purchases from us and relatively high research and development expense. Despite our cost restructuring effected in December 2008, we cannot assure you that we will not be affected by these or other factors in future periods. We cannot assure you that we will achieve sufficient revenues to be profitable in the future.

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

I-MANY, INC

Date: May 11, 2009	By:	/s/ Kevin M. Harris
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